Form 10-Q
period 1996-06-30
SUMMIT PROPERTIES INC
filed 1996-08-09
CIK 915773

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q
                             ---------------------

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                              SECURITIES EXCHANGE ACT OF 1934
                        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                             OR
[  ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 1-12792

                             SUMMIT PROPERTIES INC.
             (Exact name of registrant as specified in its charter)

                     MARYLAND                                          56-1857807
          (State or other jurisdiction of                 (I.R.S. Employer Identification No.)
          incorporation or organization)

        212 S. TRYON STREET, SUITE 500, CHARLOTTE, NORTH CAROLINA 28281
              (Address of principal executive offices -- zip code)

                                 (704) 334-9905
              (Registrant's telephone number, including area code)

                                      N/A
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No
                             ---------------------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

              21,630,862 SHARES OUTSTANDING AS OF AUGUST 8, 1996.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                             SUMMIT PROPERTIES INC.

                                     INDEX

                                                                                         PAGE
                                                                                         ----
PART I            FINANCIAL INFORMATION

     ITEM 1       FINANCIAL STATEMENTS
                                                                                           3
                  Consolidated Balance Sheets as of June 30, 1996 (Unaudited) and
                    December 31, 1995..................................................
                                                                                           4
                  Consolidated Statements of Earnings for the three months and six months ended June 30, 1996 and 1995 (Unaudited)....................
                                                                                           5
                  Consolidated Statement of Stockholders' Equity (Unaudited)...........
                                                                                           6
                  Consolidated Statements of Cash Flows for the six months ended June
                    30, 1996 and 1995 (Unaudited)......................................
                                                                                           7
                  Notes to Consolidated Financial Statements...........................

     ITEM 2       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND          9
                    RESULTS OF OPERATIONS..............................................

PART II           OTHER INFORMATION

     ITEM 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS..................   20

     ITEM 6       EXHIBITS INDEX AND REPORTS ON FORM 8-K...............................   20

     SIGNATURES........................................................................   21

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             SUMMIT PROPERTIES INC.

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                       JUNE 30,       DECEMBER 31,
                                                                         1996             1995
                                                                      -----------     ------------
                                                                      (UNAUDITED)
                                              ASSETS
Real estate assets:
  Land and land improvements........................................   $  97,167        $ 90,336
  Buildings and improvements........................................     440,500         399,057
  Furniture, fixtures and equipment.................................      39,777          36,336
                                                                      -----------     ------------
                                                                         577,444         525,729
  Less: accumulated depreciation....................................     (76,009)        (67,884)
                                                                      -----------     ------------
          Operating real estate assets..............................     501,435         457,845
  Construction in progress..........................................      71,839          59,300
  Investment in real estate joint venture...........................          --           1,235
                                                                      -----------     ------------
          Net real estate assets....................................     573,274         518,380
Cash and cash equivalents...........................................       3,141           2,881
Restricted cash.....................................................       4,556           4,188
Deferred financing costs, net.......................................       5,132           5,398
Other assets........................................................       3,981           2,405
                                                                      -----------     ------------
Total assets........................................................   $ 590,084        $533,252
                                                                       =========      ==========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage notes, bonds and other loans payable.....................   $ 354,083        $297,010
  Accrued interest payable..........................................       1,112             903
  Accounts payable and accrued expenses.............................      11,701           7,850
  Dividends and distributions payable...............................       7,984           7,699
  Security deposits and prepaid rents...............................       3,118           2,651
                                                                      -----------     ------------
          Total liabilities.........................................     377,998         316,113
                                                                      -----------     ------------
Commitments
Minority interest...................................................      41,180          41,685
                                                                      -----------     ------------
Stockholders' equity:
  Common stock, $.01 par value -- 100,000,000 authorized, 16,574,300 and 16,500,789 shares issued and outstanding in 1996 and 1995,
     respectively...................................................         166             165
  Additional paid-in capital........................................     249,425         247,064
  Accumulated deficit...............................................     (77,735)        (71,775)
  Unamortized restricted stock compensation.........................        (950)             --
                                                                      -----------     ------------
          Total stockholders' equity................................     170,906         175,454
                                                                      -----------     ------------
Total liabilities and stockholders' equity..........................   $ 590,084        $533,252
                                                                       =========      ==========

See notes to consolidated financial statements.

                             SUMMIT PROPERTIES INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)

                                             THREE MONTHS ENDED JUNE
                                                       30,                SIX MONTHS ENDED JUNE 30,
                                            -------------------------     -------------------------
                                               1996           1995           1996           1995
                                            ----------     ----------     ----------     ----------
Revenues:
  Rental..................................  $   21,764     $   16,848     $   41,954     $   31,852
  Other property income...................       1,154            808          2,168          1,520
  Interest................................          79            126            155            215
  Other income............................          65             90            215            176
                                            ----------     ----------     ----------     ----------
          Total revenues..................      23,062         17,872         44,492         33,763
                                            ----------     ----------     ----------     ----------
Expenses:
  Property operating and maintenance:
     Personnel............................       2,119          1,550          4,124          2,944
     Advertising and promotion............         295            148            581            289
     Utilities............................       1,001            823          1,980          1,554
     Building repairs and maintenance.....       1,884          1,486          3,434          2,699
     Real estate taxes and insurance......       2,309          1,682          4,486          3,212
     Depreciation and amortization........       4,437          3,605          8,567          6,854
     Property supervision.................         552            434          1,056            825
     Other operating expenses.............         630            511          1,253          1,025
                                            ----------     ----------     ----------     ----------
                                                13,227         10,239         25,481         19,402
  Interest................................       4,905          3,746          9,054          7,296
  General and administrative..............         656            489          1,281            892
  Loss (income) in equity investments:
     Summit Management Company............         (71)            70             95             41
     Real estate joint venture............          --            (17)            (1)           (17)
                                            ----------     ----------     ----------     ----------
          Total expenses..................      18,717         14,527         35,910         27,614
                                            ----------     ----------     ----------     ----------
Income before minority interest of
  unitholders in Operating Partnership and
  extraordinary items.....................       4,345          3,345          8,582          6,149
Minority interest of unitholders in
  Operating Partnership...................        (850)          (635)        (1,678)        (1,093)
                                            ----------     ----------     ----------     ----------
Income before extraordinary items.........       3,495          2,710          6,904          5,056
Extraordinary items, net of minority
  interest of unitholders in Operating
  Partnership.............................          --            (63)            --            (63)
                                            ----------     ----------     ----------     ----------
Net income................................  $    3,495     $    2,647     $    6,904     $    4,993
                                             =========      =========      =========      =========
Per share data:
  Income before extraordinary items.......  $     0.21     $     0.20     $     0.42     $     0.39
                                             =========      =========      =========      =========
  Net income..............................  $     0.21     $     0.19     $     0.42     $     0.38
                                             =========      =========      =========      =========
  Dividends declared......................  $     0.39     $     0.38     $     0.78     $     0.76
                                             =========      =========      =========      =========
  Weighted average shares.................  16,594,560     13,661,434     16,592,638     13,052,887
                                             =========      =========      =========      =========

See notes to consolidated financial statements.

                             SUMMIT PROPERTIES INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                UNAMORTIZED
                                                     ADDITIONAL                  RESTRICTED
                                            COMMON    PAID IN     ACCUMULATED      STOCK
                                            STOCK     CAPITAL       DEFICIT     COMPENSATION    TOTAL
                                            ------   ----------   -----------   ------------   --------
Balance, December 31, 1995................   $165     $ 247,064    $ (71,775)     $      0     $175,454
  Dividends...............................     --            --      (12,864)           --      (12,864)
  Proceeds from Dividend Reinvestment
     Plan.................................     --           289           --            --          289
  Conversion of units to shares...........     --            83           --            --           83
  Issue of restricted stock grants........      1         1,045           --        (1,046)           0
  Amortization of restricted stock
     grants...............................     --            --           --            96           96
  Costs of shelf registrations............     --          (138)          --            --         (138)
  Adjustment for minority interest in
     operating partnership................     --         1,082           --            --        1,082
  Net income..............................     --            --        6,904            --        6,904
                                            ------   ----------   -----------   ------------   --------
Balance, June 30, 1996....................   $166     $ 249,425    $ (77,735)     $   (950)    $170,906
                                            ======     ========    =========    ==========     ========

See notes to consolidated financial statements.

                             SUMMIT PROPERTIES INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                       -----------------------
                                                                         1996           1995
                                                                       --------       --------
Cash flows from operating activities:
  Net income.........................................................  $  6,904       $  4,993
  Adjustments to reconcile net income to net cash provided by operating activities:
     Extraordinary items.............................................        --             63
     Loss on equity method investments...............................        94             24
     Depreciation and amortization...................................     9,075          7,271
     Increase in restricted cash.....................................      (200)        (1,870)
     Increase in other assets........................................    (1,492)        (2,957)
     Increase in accrued interest payable............................       127            102
     Increase in accounts payable and accrued expenses...............     2,657          2,552
     Increase in security deposits and prepaid rents.................       467            113
     Increase in minority interest of unitholders in Operating
      Partnership....................................................     1,678          1,093
                                                                       --------       --------
          Net cash provided by operating activities..................    19,310         11,384
                                                                       --------       --------
Cash flows from investing activities:
  Construction of real estate assets and land acquisitions, net of
     payables........................................................   (34,497)       (15,466)
  Capitalized interest...............................................    (1,927)        (1,340)
  Recurring capital expenditures.....................................    (1,403)        (1,136)
  Non-recurring capital expenditures.................................    (1,839)          (343)
  Purchase of Communities............................................    (6,360)        (4,983)
                                                                       --------       --------
          Net cash used in investing activities......................   (46,026)       (23,268)
                                                                       --------       --------
Cash flows from financing activities:
  Debt proceeds......................................................    44,442         30,630
  Debt repayments....................................................    (1,716)       (68,083)
  Dividends and distributions to unitholders.........................   (15,726)       (11,070)
  Payments of financing costs........................................      (175)          (195)
  Offering proceeds, net of underwriters discount and offering
     costs...........................................................        --         66,044
  Proceeds from Dividend Reinvestment Plan...........................       289             --
  Costs of shelf registrations.......................................      (138)            --
                                                                       --------       --------
          Net cash provided by financing activities..................    26,976         17,326
                                                                       --------       --------
Net increase in cash and cash equivalents:...........................       260          5,442
Cash and cash equivalents, beginning of period.......................     2,881          1,181
                                                                       --------       --------
Cash and cash equivalents, end of period.............................  $  3,141       $  6,623
                                                                       ========       ========
Supplemental disclosure of cash flow information -- Cash paid for
  interest, net of capitalized interest..............................  $  8,390       $  6,652
                                                                       ========       ========

See notes to consolidated financial statements.

                             SUMMIT PROPERTIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared by the management of Summit Properties Inc., (the "Company") in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's December 31, 1995 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

2. RESTRICTED STOCK

     In January, 1996 the Company granted 56,046 shares of restricted stock to employees under the Company's 1994 Stock Option and Incentive Plan. The market value of the restricted stock grants totaled $1.1 million, which has been recorded as unamortized restricted stock compensation and is shown as a separate component of stockholders' equity. Unearned compensation is being amortized to expense over the five year vesting period.

3. SUPPLEMENTAL CASH FLOW INFORMATION

     Non-cash investing and financing activities for the six months ended June 30, 1996 and 1995 are as follows:

          A. The Company issued 106,330 Units of interest in Summit Properties Partnership, L.P. (the "Operating Partnership"), valued at $2.1 million at issuance, for the purchase of land during the six months ended June 30, 1996.

          B. The Company accrued a dividend and distribution payable in the amount of $8.0 million and $7.7 million at June 30, 1996 and 1995, respectively.

          C. During the six months ended June 30, 1996, the Company issued 53,646 shares (net of 2,400 shares issued but subsequently retired) of restricted stock valued at $1.0 million.

          D. The Company purchased 13 apartment communities (the "Crosland Acquisition Communities") in the second quarter of 1995 by assuming debt, issuing approximately 1.5 million Operating Partnership Units, assuming certain liabilities and current assets, and the payment of cash. The recording of the purchase is summarized as follows (in thousands):

        Fixed assets......................................................  $ 82,837
        Restricted cash...................................................     1,427
        Other assets......................................................        93
        Debt assumed......................................................   (52,576)
        Current liabilities assumed.......................................      (996)
        Minority interest.................................................       388
        Value of units issued.............................................   (26,190)
                                                                            --------
                  Net cash paid...........................................  $  4,983
                                                                            ========

          E. On April 1, 1996, the Company acquired its joint venture partner's interest in the Summit Plantation (formerly Plantation Cove) apartment community. The Company paid $6.4 million in cash for

                             SUMMIT PROPERTIES INC.

     the remaining 75% interest in this joint venture, which is now owned entirely by the Company. The recording of the purchase is summarized as follows (in thousands):

        Fixed assets......................................................  $ 21,913
        Current assets....................................................       202
        Deferred charges..................................................        95
        Debt assumed......................................................   (14,347)
        Current liabilities assumed.......................................      (288)
        Equity investment.................................................    (1,215)
                                                                            --------
                  Net cash paid...........................................  $  6,360
                                                                            ========

4. SUBSEQUENT EVENTS

     On August 7, 1996, the Company completed the sale of an additional five million shares of Common Stock at $18 per share. The net proceeds of $85 million were used to repay the Company's outstanding credit facility and development loans and to fund current development projects.

     In August, 1996, the Company completed a private placement for $31.0 million of unsecured debt financing consisting of a $15.0 million unsecured note with a four year term and a $16.0 million unsecured note with a six year term, which bear interest at 7.71% and 7.95%, respectively. The proceeds of the unsecured debt financing were utilized to repay certain development loans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q contains forward-looking statements including, without limitation, statements relating to development activities of the Company, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company's actual results and performance of development communities could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include general economic conditions, local real estate conditions, construction delays due to unavailability of materials, weather conditions or other delays and those factors discussed in the section entitled "Certain Factors Affecting the Performance of Development Communities" on page 16 of this Form 10-Q.

OVERVIEW

     The following discussion should be read in conjunction with the Consolidated Financial Statements of Summit Properties Inc. and the Notes thereto appearing elsewhere herein.

     As of June 30, 1996, there were 20,604,354 units outstanding of the Operating Partnership, of which 16,574,300, or 80.4% were owned by the Company and 4,030,054, or 19.6% were owned by other partners (including certain officers and directors).

HISTORICAL RESULTS OF OPERATIONS

     The Company's net income is generated primarily from operations of its apartment communities. The changes in operating results from period to period reflect changes in existing community performance and increases in the number of apartment homes due to development and acquisition of new communities. Where appropriate, comparisons are made on a "stabilized Communities," "acquisition Communities" and "Communities in lease-up" basis in order to adjust for changes in the number of apartment homes. A Community is deemed to be "stabilized" when it has attained a physical occupancy level of at least 93% or when construction has been completed for one year. The thirteen Crosland Acquisition Communities acquired in 1995 and Summit Plantation acquired April 1, 1996, are considered acquisition Communities in the following comparisons. Six Communities were in lease-up in 1996.

  Results of Operations for the Three Months and Six Months Ended June 30, 1996 and 1995

     For the three and six months ended June 30, 1996, income before minority interest and extraordinary items increased $1.0 million and $2.4 million, respectively, to $4.3 million and $8.6 million, respectively, from the three and six months ended June 30, 1995.

OPERATING PERFORMANCE OF THE COMPANY'S PORTFOLIO OF COMMUNITIES

     The operating performance of the Communities is summarized below (dollars in thousands):

                                     THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                     ----------------------------   ----------------------------
                                      1996      1995     % CHANGE    1996      1995     % CHANGE
                                     -------   -------   --------   -------   -------   --------
     Property revenues:
       Stabilized Communities(1)...  $16,634   $16,026       3.8%   $33,129   $31,742       4.4%
       Acquisition
          Communities(2)...........    4,393     1,630     169.5%     7,976     1,630     389.3%
       Development Communities(3)..    1,891        --     100.0%     3,017        --     100.0%
                                     -------   -------              -------   -------
     Total property revenues.......   22,918    17,656      29.8%    44,122    33,372      32.2%
                                     -------   -------              -------   -------
     Property operating and
       maintenance expense(4):
       Stabilized Communities......    6,356     5,982       6.3%    12,544    11,896       5.4%
       Acquisition Communities.....    1,672       652     156.4%     3,085       652     373.2%
       Development Communities.....      762        --     100.0%     1,285        --     100.0%
                                     -------   -------              -------   -------
     Total property operating and
       maintenance expense.........    8,790     6,634      32.5%    16,914    12,548      34.8%
                                     -------   -------              -------   -------
     Property operating income.....  $14,128   $11,022      28.2%   $27,208   $20,824      30.7%
                                     =======   =======              =======   =======
     Apartment homes, end of
       period(5)...................   12,140    10,086      20.4%    12,140    10,086      20.4%
                                     =======   =======              =======   =======

- ---------------

(1) Communities which reached stabilization prior to January 1, 1995.
(2) Crosland Acquisition Communities acquired in the second quarter of 1995 and Summit Plantation acquired April 1, 1996.
(3) Six Communities in the construction, development or lease-up stage during 1996. As of June 30, 1996, three Communities had been completed including two which were completed in the second quarter of 1996.
(4) Before real estate depreciation and amortization expense.
(5) Includes apartment homes in communities still under construction but which have begun leasing.

OPERATING PERFORMANCE OF THE COMPANY'S STABILIZED COMMUNITIES

     The operating performance of the 32 Communities, containing 8,061 apartment homes, stabilized during the entire period for the three and six months ended June 30, 1996 and 1995 is summarized below (dollars in thousands except average monthly rental revenue):

                                      THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                      ----------------------------       ----------------------------
                                       1996      1995     % CHANGE        1996      1995     % CHANGE
                                      -------   -------   --------       -------   -------   --------
Property revenues:
  Rental............................  $15,773   $15,245       3.5%       $31,446   $30,249       4.0%
  Other.............................      861       781      10.2%         1,683     1,493      12.7%
                                      -------   -------                  -------   -------
Total property revenues.............   16,634    16,026       3.8%        33,129    31,742       4.4%
                                      -------   -------                  -------   -------
Property operating and maintenance
  expense(1):
  Personnel.........................    1,505     1,364      10.3%         3,006     2,758       9.0%
  Advertising and promotion.........      167       134      24.6%           309       275      12.4%
  Utilities.........................      764       756       1.1%         1,515     1,487       1.9%
  Building repairs and
     maintenance....................    1,429     1,351       5.8%         2,669     2,563       4.1%
  Real estate taxes and insurance...    1,656     1,527       8.4%         3,336     3,058       9.1%
  Property supervision..............      415       395       5.1%           824       786       4.8%
  Other operating expense...........      420       455      (7.7%)          885       969      (8.7%)
                                      -------   -------                  -------   -------
Total property operating and
  maintenance expense...............    6,356     5,982       6.3%        12,544    11,896       5.4%
                                      -------   -------                  -------   -------
Property operating income...........  $10,278   $10,044       2.3%       $20,585   $19,846       3.7%
                                      =======   =======                  =======   =======
Average physical occupancy(2).......     92.6%     94.0%     (1.5%)         92.8%     93.7%     (1.0%)
                                      =======   =======                  =======   =======
Average monthly rental revenue(3)...  $   711   $   683       4.2%       $   710   $   680       4.4%
                                      =======   =======                  =======   =======

- ---------------

(1) Before real estate depreciation and amortization expense.
(2) Average physical occupancy is defined as the number of apartment homes occupied divided by the total number of apartment homes contained in the Communities, expressed as a percentage. Average physical occupancy has been calculated using the average of the midweek occupancy that existed during each week of the period.
(3) Represents the average monthly net rental revenue per occupied apartment home.

     The increase in rental revenue from stabilized Communities for the second quarter of 1996 was primarily the result of increases in average monthly net rental revenue per occupied apartment home of 4.2%, offset by a 1.5% decrease in occupancy levels as compared with second quarter of 1995. Property operating and maintenance expense increases were due primarily to an increase in property and casualty insurance premiums ($54,000 or 34.7% and $114,000 or 37.1% for the three and six months ended, respectively), an increase in property taxes ($75,000 or 5.5% and $165,000 or 6.0% for the three and six months ended, respectively) and higher personnel costs. The Company expects property operating and maintenance expense increases to moderate over the third and fourth quarters compared to the comparable period in 1995.

OPERATING PERFORMANCE OF THE COMPANY'S ACQUISITIONS

     Acquisition Communities consist of the Crosland Acquisition Communities (2,025 apartment homes) and Summit Plantation (262 apartment homes). The Crosland Acquisition Communities were acquired May 16, 1995, except Summit East Ridge which was acquired June 22, 1995. Summit Plantation was acquired April 1, 1996. The operations of these Communities are summarized as follows (dollars in thousands except average monthly rental revenue):

                                                        THREE MONTHS        SIX MONTHS ENDED
                                                       ENDED JUNE 30,           JUNE 30,
                                                      -----------------     -----------------
                                                       1996       1995       1996       1995
                                                      ------     ------     ------     ------
    Property revenues:
      Rental revenues...............................  $4,235     $1,603     $7,710     $1,603
      Other property revenue........................     158         27        266         27
                                                      ------     ------     ------     ------
    Total property revenues.........................   4,393      1,630      7,976      1,630
                                                      ------     ------     ------     ------
    Property operating and maintenance expense(1)...   1,672        652      3,085        652
                                                      ------     ------     ------     ------
    Property operating income.......................  $2,721     $  978     $4,891     $  978
                                                      ======     ======     ======     ======
    Average physical occupancy(2)...................   93.8%      97.0%      93.9%      97.0%
                                                      ======     ======     ======     ======
    Average monthly rental revenue(3)...............  $  669     $  582     $  664     $  582
                                                      ======     ======     ======     ======
    Number of apartment homes.......................   2,287      2,025      2,287      2,025
                                                      ======     ======     ======     ======

- ---------------

(1) Before real estate depreciation and amortization expense.
(2) Average physical occupancy is defined as the number of apartment homes occupied divided by the total number of apartment homes contained in the communities, expressed as a percentage. Average physical occupancy has been calculated using the average of the midweek occupancy that existed during each week of the period.
(3) Represents the average monthly net rental revenue per occupied apartment home.

     The Crosland Acquisition Communities continued its trend of quarter-to-quarter increases in property operating income. Property operating income has increased 7.4% since the third quarter of 1995 (the first full quarter of operations under the Company's management). Occupancy during the three and six months ended June 30, 1996 was 93.8% and 93.9%, respectively. The decrease in average occupancy from the same period in 1995 reflects the Company's strategy of maximizing the economic return from its Communities by optimizing the trade-off between increasing rental rates and maintaining high occupancy levels. Consistent with this strategy, average monthly rental revenues have increased 7.4% while occupancy rates have decreased since the third quarter of 1995. Additionally, the unleveraged yield on an annualized basis for the six months ended June 30, 1996 on the investment improved to 10.7% from 10.0% in the third quarter of 1995 on an annualized basis.

OPERATING PERFORMANCE OF THE COMPANY'S COMMUNITIES IN LEASE-UP

     The Company had six Communities with a total of 1,792 apartment homes, which commenced rental operations, but were not stabilized for the entire second quarter. In order to evaluate the impact of developments and lease-ups on the Company's operations, the amount of interest expensed on Communities in development and lease-up is presented. The Company had no Communities in lease-up during the six months ended June 30, 1996. The results of operations of the six Communities in development and lease-up for the last three quarters, including interest expense during construction and lease-up, are summarized as follows (dollars in thousands except average monthly rental revenue):

                                                                     THREE MONTHS ENDED
                                                             -----------------------------------
                                                             JUNE 30,   MARCH 31,   DECEMBER 31,
                                                               1996       1996          1995
                                                             --------   ---------   ------------
    Property revenues:
      Rental revenues......................................   $1,756     $ 1,042        $511
      Other property revenues..............................      135          84          48
                                                             --------   ---------     ------
    Total property revenues................................    1,891       1,126         559
    Property operating and maintenance expense(1)..........      762         523         160
                                                             --------   ---------     ------
    Property operating income..............................    1,129         603         399
    Interest expense.......................................      999         662         416
                                                             --------   ---------     ------
    Property income (loss) after interest expense..........   $  130     $   (59)       $(17)
                                                              ======     =======    ==========
    Average monthly rental revenue(2)......................   $  876     $   889        $832
                                                              ======     =======    ==========
    Number of apartment homes completed....................    1,178         870         576
                                                              ======     =======    ==========
    Number of apartment homes leased.......................    1,041         681         364
                                                              ======     =======    ==========
    Number of apartment homes occupied.....................      895         539         291
                                                              ======     =======    ==========

- ---------------

(1) Before real estate depreciation, amortization and interest expense.
(2) Represents the average monthly net rental revenue per occupied apartment home.

     One of these Communities, Summit Aventura, with 379 apartment homes, was completed in the fourth quarter of 1995 and was 90.0% leased on June 30, 1996. Two of these Communities, Summit Hill II and Summit Green, were completed in the second quarter of 1996 and were 98.1% and 74.0% leased on June 30, 1996, respectively. These three Communities represent a total investment of $60.1 million.

     The remaining three lease-up Communities are still under construction, with completion anticipated in the third quarter of 1996 and first quarter of 1997. As of June 30, 1996, the Company had leased: 60.8%, or 191 of the 314 apartment homes, at Summit River Crossing, which opened in December, 1995; 19.3%, or 68 of the 352 apartment homes at Summit on the River, which opened in May 1996; and 6.7%, or 16 of the 240 apartment homes at Summit Fairways, which opened in July 1996. These three Communities will represent a total investment upon completion of $60.8 million.

OPERATING PERFORMANCE OF SUMMIT MANAGEMENT COMPANY

     The operating performance of Summit Management Company (the "Management Company") and its wholly-owned subsidiary, Summit Apartment Builders Inc., is summarized below (dollars in thousands):

                                                        THREE MONTHS        SIX MONTHS ENDED
                                                       ENDED JUNE 30,           JUNE 30,
                                                      -----------------     -----------------
                                                       1996       1995       1996       1995
                                                      ------     ------     ------     ------
    Property management revenue.....................  $1,166     $1,360     $2,298     $2,675
    Construction company income.....................     112          9        176         94
    Other management company income.................      33         23         59         83
                                                      ------     ------     ------     ------
      Total revenue.................................   1,311      1,392      2,533      2,852
    Property management expenses:
      Operating.....................................     997      1,150      2,149      2,288
      Depreciation..................................      28         30         56         60
      Amortization..................................      69         69        138        137
      Interest......................................      75         75        150        150
      Income taxes..................................      --         15         --         15
                                                      ------     ------     ------     ------
      Total property management expenses............   1,169      1,339      2,493      2,650
    Construction company expenses...................      71        123        135        243
                                                      ------     ------     ------     ------
      Total expenses................................   1,240      1,462      2,628      2,893
                                                      ------     ------     ------     ------
    Net income (loss) of Summit Management Company..  $   71     $ (70)     $ (95)     $ (41)
                                                      ======     ======     ======     ======

     The decrease in property management revenue was the result of a reduction in the average number of communities managed for third parties during 1996 compared to 1995, offset by higher revenues for managing the Company's Communities. Total third party apartment homes managed for third parties was 7,925 and 12,039 at June 30, 1996 and 1995, respectively. The decrease was primarily due to the termination of the Management Company's contract to manage a portfolio of 4,050 apartment homes effective October 1, 1995. This contract was terminated as a result of the owner's decision to provide its own property management of these apartment homes.

     Property management fees include $568,000 and $906,000 of fees from third parties for the three months ended June 30, 1996 and 1995, respectively, and $1.1 million and $1.8 million of fees from third parties for the six months ended June 30, 1996 and 1995, respectively.

OTHER INCOME AND EXPENSES

     Interest expense increased $1.8 million or 24.1% to $9.1 million for the six months ended June 30, 1996, from $7.3 million for the same period in 1995, primarily due to interest on debt related to the 1995 acquired communities and interest on development projects, offset by the Company's repayment of debt in connection with a public offering of four million shares of Common Stock in June 1995 (the "1995 Offering"). The 1995 Offering resulted in net proceeds of approximately $66 million.

     General and administrative expense increased from 1995 to 1996 primarily due to increased compensation costs. The increase in compensation cost was primarily due to the cost of the Company's restricted stock grants and cost of the Company's employee stock purchase plan. As a percentage of revenues, general and administrative cost was 2.8% and 2.9% for the three and six months ended June 30, 1996, respectively, compared to 2.7% and 2.6% for same periods in 1995, respectively.

     The extraordinary item in the six months ended June 30, 1995, net of minority interest, resulted from write-off of deferred financing costs in conjunction with mortgage debt repayment.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's net cash provided by operating activities increased from $11.4 million for the six months ended June 30, 1995 to $19.3 million for the same period in 1996, primarily due to a $6.4 million increase in property operating income and a $1.7 million lower increase in restricted cash due to the Company no longer escrowing certain property taxes, offset by a $1.8 increase in interest expense in 1996 compared to 1995. The increase in interest expense was small relative to the increase in property operating income due to the retirement of debt with the proceeds from the 1995 Offering in June 1995. Net cash used in investing activities increased from $23.2 million for the six months ended June 30, 1995 to $46.0 million for the same period in 1996 due to the increase in development of new properties, higher capital expenditures on existing properties and an increase in acquisition of new properties. Net cash provided by financing activities increased from $17.3 million for the six months ended June 30, 1995 to $27.0 million for the same period in 1996 primarily due to an increase in debt proceeds offset by higher dividends and distributions to unitholders. In addition, in 1995 proceeds from the 1995 Offering of $66.0 million were used to repay debt.

     The Company's outstanding indebtedness at June 30, 1996 totaled $354.1 million. This amount includes approximately $195.0 million in fixed rate conventional mortgages, $54.5 million of variable rate tax-exempt bonds, $9.4 million of tax exempt fixed rate loans, $76.9 million in development loans and borrowings of $18.3 million under the Company's $50 million Credit Facility.

     On August 7, 1996, the Company completed the sale of an additional five million shares of common stock with net proceeds of $85 million. In addition, the Company obtained $31.0 million of unsecured debt financing consisting of a $15.0 million unsecured note with a four year term and a $16.0 million unsecured note with a six year term, which bear interest at 7.71% and 7.95%, respectively, in August 1996. The proceeds of the issuance of common stock and the unsecured debt financing were utilized to fully repay the Company's line of credit and development loans and will be used to fund current development. Total debt repaid was $97.2 million with approximately $19 million available to fund current development.

     The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operations and borrowings under the Credit Facility. The Company believes that its net cash provided by operations will be adequate to meet its operating requirements and to satisfy applicable REIT dividend payment requirements in both the short-term and in the long-term. Improvements and renovations at existing Communities are expected to be funded from property operations. The Company has a commitment for a $60 million unsecured credit facility to replace its existing Credit Facility which expires February 15, 1997. In addition, the Company is negotiating with its lenders to expand the Credit Facility to up to $180 million.

     The Company expects to meet its long-term liquidity requirements, such as future developments, debt maturities, acquisitions, renovations and other non-recurring capital improvements, through the issuance of long-term secured and unsecured debt securities and additional equity securities of the Company, or in connection with the acquisition of land or improved property in exchange for units of the Operating Partnership.

     The following table sets forth certain information regarding debt financing as of June 30, 1996 and December 31, 1995:

                                             INTEREST                 PRINCIPAL OUTSTANDING
                                            RATE AS OF               -----------------------
                                             JUNE 30,     MATURITY   JUNE 30,   DECEMBER 31,
                  COMMUNITIES                  1996         DATE       1996         1995
     -------------------------------------  -----------   --------   --------   ------------
     FIXED RATE DEBT
       MORTGAGE LOAN(1)...................     5.88%      02/15/01   $124,180     $125,000
       MORTGAGE LOAN(1)...................     7.71%      12/15/05     29,860       30,000
       MORTGAGE LOAN(2)...................     8.00%      09/01/05      8,676        8,712
       MORTGAGE NOTES
          Summit Hollow I.................     8.00%      11/01/18      2,306        2,326
          Summit Hollow II................     7.75%      01/01/29      2,597        2,607
          Summit Creekside................     8.00%      06/01/22      2,895        2,914
          Summit Old Town.................     8.00%      09/01/20      3,120        3,143
          Summit Eastchester..............     8.00%      05/01/21      3,899        3,925
          Summit Foxcroft.................     8.00%      04/01/20      2,817        2,844
          Summit Oak......................     7.75%      12/01/23      2,600        2,615
          Summit Sherwood.................     7.88%      03/01/29      3,341        3,353
          Summit Radbourne................     9.80%      03/01/02      8,722        8,758
       TAX EXEMPT MORTGAGE NOTES
          Summit Crossing.................     6.95%      11/01/25      4,238        4,261
          Summit at East Ridge............     7.25%      12/01/26      5,182        5,207
                                                                     --------   ------------
               Total Fixed Rate Debt......                            204,433      205,665
                                                                     --------   ------------
       VARIABLE RATE DEBT
          CREDIT FACILITY(3)(4)...........  LIBOR + 100   02/15/97     18,343        4,396
       TAX EXEMPT BONDS
          Summit Belmont..................     4.95%      04/01/07     11,850       11,900
          Summit Hampton..................     4.95%      06/01/07     12,700       12,800
          Summit Pike Creek...............     4.95%      08/15/20     13,378       13,545
          Summit Gateway..................     4.95%      07/01/07      7,700        7,700
          Summit Stony Point..............     4.95%      04/01/29      8,825        8,895
       DEVELOPMENT LOANS(4)
          Summit Aventura.................  LIBOR + 160   12/31/98      8,714        8,766
          Summit River Crossing...........  LIBOR + 110   06/30/99     12,348        6,183
          Summit Hill II..................  LIBOR +  95   11/15/99      8,466        6,079
          Summit Plantation...............  LIBOR + 110   06/30/98     14,302           --
          Summit Green....................  LIBOR +  95   12/21/99     12,918        8,488
          Summit Fairways.................  LIBOR + 110   06/30/00      7,145          719
          Summit on the River.............  LIBOR + 125   08/10/00      8,580        1,874
          Summit Russett..................  LIBOR + 125   06/29/99      4,381           --
                                                                     --------   ------------
            TOTAL VARIABLE RATE DEBT......                            149,650       91,345
                                                                     --------   ------------
               TOTAL OUTSTANDING
                 INDEBTEDNESS.............                           $354,083     $297,010
                                                                     ========   ==========

- ---------------

(1) Mortgage Loans secured by fifteen communities.
(2) Mortgage Loan secured by two communities.
(3) Credit Facility secured by seven communities.
(4) Development loans and Credit Facility were fully repaid subsequent to June 30, 1996 with proceeds from issuance of common stock and unsecured debt financing.

DEVELOPMENT ACTIVITY

     The Company's developments in process at June 30, 1996 are summarized as follows (dollars in thousands):

                                                                  TOTAL               ESTIMATED
                                                                ESTIMATED    COST      COST TO
                         PROJECT                        UNITS     COSTS     TO DATE   COMPLETE
    --------------------------------------------------  -----   ---------   -------   ---------
    Summit River Crossing -- Indianapolis, IN.........    314   $  19,200   $17,104    $ 2,096
    Summit Russett -- Laurel, MD......................    314      22,100     9,986     12,114
    Summit on the River -- Atlanta, GA................    352      23,900    15,094      8,806
    Summit Fairways -- Orlando, FL....................    240      17,720    13,240      4,480
    Summit Ballantyne I -- Charlotte, NC..............    246      16,800     1,930     14,870
    Summit Stonefield -- Yardley, PA..................    216      18,370     4,798     13,572
    Summit Lake I -- Raleigh, NC......................    302      19,700     2,590     17,110
    Summit Sedgebrook I -- Charlotte, NC..............    248      15,640     1,638     14,002
    Other development and construction costs..........     --          --     5,459         --
                                                        -----   ---------   -------   ---------
              TOTAL...................................  2,232   $ 153,430   $71,839    $87,050
                                                        =====    ========   =======    =======

Certain Factors Affecting the Performance of Development Communities

     As a result of the improved economic conditions and the demand for apartment homes of comparable quality in its markets, the Company believes that the operating prospects of the communities currently under development remain favorable. As with any development project, there are uncertainties and risks associated with the development of the communities described above. While the Company has prepared development budgets and has estimated completion and stabilization target dates based on what it believes are reasonable assumptions in light of current conditions, there can be no assurance that actual costs will not exceed current budgets or that the Company will not experience construction delays due to the unavailability of materials, weather conditions or other events. Other development risks include the possibility of incurring additional cost or liability resulting from defects in construction materials and the possibility that financing may not be available on favorable terms, or at all, to pursue or complete development activities. Similarly, market conditions at the time these communities become available for leasing will affect the rental rates that may be charged and the period of time necessary to achieve stabilization, which could make one or more of the development communities unprofitable or result in achieving stabilization later than currently anticipated. In addition, the Company is conducting feasibility and other pre-development work for seven new communities. The Company could abandon the development of any one or more of these potential communities in the event that it determines that market conditions do not support development, financing is not available on favorable terms or other circumstances prevent development. Similarly, there can be no assurance that if the Company does pursue one or more of these potential communities that it will be able to complete construction within the currently estimated development budgets or that construction can be started at the time currently anticipated.

CAPITALIZATION OF FIXED ASSETS AND PROPERTY IMPROVEMENTS

     The Company has established a policy of capitalizing those expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset. All expenditures necessary to maintain a Community in ordinary operating condition (including replacement carpets) are expensed as incurred.

     Capitalized expenditures for the six months ended June 30, 1996 and 1995 are summarized as follows (dollars in thousands):

                                                                    SIX MONTHS ENDED JUNE
                                                                             30,
                                                                    ----------------------
                                                                     1996           1995
                                                                    -------       --------
    Acquisition of new Communities(1).............................  $21,913       $ 82,837
    Construction of new Communities(2)............................   37,617         15,466
    Capitalized interest..........................................    1,927          1,340
    Non-recurring capital expenditures:
      Construction of garages.....................................      720             --
      Access gates................................................       65             --
      New signage.................................................       52             --
      Water meters................................................      173             --
      Washer/dryer units..........................................       58             --
      Major improvements..........................................      758             --
      Improvements at acquisition.................................       --            343
      Other.......................................................       13             --
                                                                    -------       --------
              Total non-recurring.................................    1,839            343
                                                                    -------       --------
    Recurring capital expenditures:
      Exterior painting...........................................      465            438
      Other.......................................................      938            698
                                                                    -------       --------
              Total recurring.....................................    1,403          1,136
                                                                    -------       --------
                                                                    $64,699       $101,122
                                                                    =======       ========

- ---------------

(1) Includes assumption of $14.4 million and $52.6 million of debt in 1996 and 1995, respectively. In addition, includes conversion of equity investment of $1.2 million into fixed assets in conjunction with the purchase of Summit Plantation in 1996 and the issuance of 1.5 million Operating Partnership Units with a value of $26.2 million in 1995.
(2) Includes issuance of $2.1 million of units in the Operating Partnership for the acquisition of land in 1996.

     Development of new Communities was funded primarily by development loans and borrowing under the Credit Facility. Other additions and improvements were funded primarily by Community operations and the Credit Facility.

INFLATION

     Substantially all of the leases at the Communities are for a term of one year or less, which, coupled with the relatively high occupancy rates, may enable the Company to seek increased rents upon renewal of existing leases or commencement of new leases. The Company's policy is to permit residents to terminate leases upon 60 days' written notice and payment of two months' rent as compensation for early termination. The short-term nature of these leases generally serves to reduce the risk to the Company of the adverse effect of inflation.

FUNDS FROM OPERATIONS

     The Company generally considers Funds from Operations to be an appropriate measure of performance of an equity REIT. Funds from Operations is defined by the National Association of Real Estate Investment Trusts (NAREIT) as income
(loss) before minority interest of holders of Units in the Operating Partnership, and excluding gains or losses from sales of assets or debt restructuring, plus certain non-cash items, primarily real estate depreciation, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for all periods consisted only of real estate depreciation. Funds Available for Distribution is defined as Funds from Operations less recurring capital expenditures funded by operations. Funds from Operations and Funds Available for Distribution should not be considered as an alternative to net income (determined in accordance with generally accepted accounting principles), as an indication of the Company's financial performance, or to cash flow from operating activities (determined in accordance with generally accepted accounting principles) as a measure of liquidity.

     Funds from Operations and Funds Available for Distribution are calculated as follows (dollars in thousands):

                                           THREE MONTHS ENDED JUNE
                                                     30,              SIX MONTHS ENDED JUNE 30,
                                          -------------------------   -------------------------
                                             1996          1995          1996          1995
                                          -----------   -----------   -----------   -----------
    Net income..........................  $     3,495   $     2,647   $     6,904   $     4,993
    Minority Interest of Unitholders in
      Operating Partnership.............          850           635         1,678         1,093
    Extraordinary items.................           --            63            --            63
    Depreciation
      Operating Communities.............        4,428         3,576         8,549         6,794
      Summit Plantation.................           --            13            33            13
                                          -----------   -----------   -----------   -----------
    Funds from Operations...............        8,773         6,934        17,164        12,956
    Recurring capital expenditures......         (842)         (715)       (1,403)       (1,136)
                                          -----------   -----------   -----------   -----------
    Funds Available for Distribution....  $     7,913   $     6,219   $    15,761   $    11,820
                                           ==========    ==========    ==========    ==========
    Weighted average shares
      outstanding.......................   16,594,560    13,661,434    16,592,638    13,052,887
                                           ==========    ==========    ==========    ==========
    Weighted average shares and units
      outstanding.......................   20,624,614    16,821,561    20,618,684    15,843,323
                                           ==========    ==========    ==========    ==========

     The above Funds from Operations calculations reflect changes required by NAREIT for fiscal years beginning in 1996. The primary effect of the changes on the Company's calculation of Funds from Operations was that amortization of financing cost is no longer added back in arriving at Funds from Operations. Funds from Operations under the previous calculation method would have been $9.0 million and $7.2 million for the three months ended June 30, 1996 and 1995, respectively and would have been $17.7 million and $13.6 million for the six months ended June 30, 1996 and 1995, respectively.

PART II.   OTHER INFORMATION
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     On May 4, 1996, the Company held its 1996 Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, Stockholders of the Company were asked to consider proposals (the "Proposals") to (i) elect two Class II Directors of the Company to serve until the 1999 annual meeting of stockholders or until their successors are duly elected and qualified, and (ii) approve the Summit Properties Inc. 1996 Non-Qualified Employee Stock Purchase Plan (the "Employee Stock Purchase Plan").

     With respect to the election of Directors, Nelson Schwab III and John Crosland, Jr. were nominated to serve as Class II Directors of the Company until the 1999 annual meeting; the other Directors of the Company whose terms of office as directors continued after the Annual Meeting are as follows: James H. Hance, Jr. (Class I Director), Henry H. Fishkind (Class I Director), William B. McGuire, Jr. (Class III Director) and William F. Paulsen (Class III Director).

     With respect to the Proposals, the stockholders of the Company voted at the Annual Meeting as hereinafter described. By a vote of 9.2 million votes of Common Stock in favor of Nelson Schwab III and John Crosland, Jr., in excess of a majority of the eligible votes, with no votes against each of Messrs. Schwab and Crosland, respectively, each of Nelson Schwab III and John Crosland, Jr. was elected as a Class II Director of the Company.

     With regard to the approval of the Employee Stock Purchase Plan, 9.1 million votes of Common Stock in favor of the approval, in excess of a majority of the eligible votes, with 130,159 votes against the approval and 37,565 votes abstaining, the Employee Stock Purchase Plan was approved.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     27 Financial Data Schedule (for SEC use only).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SUMMIT PROPERTIES INC.

August 9, 1996                                              /s/  MICHAEL L. SCHWARZ
- ---------------------------------------------    ---------------------------------------------
(Date)                                                        Michael L. Schwarz,
                                                         Executive Vice President and
                                                            Chief Financial Officer