Form 10-Q
period 1996-09-30
SUMMIT PROPERTIES INC
filed 1996-10-28
CIK 915773

   --------------------------------------------------------------------------

   --------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                   FORM 10-Q
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to

                         Commission File Number 1-12792

                      ------------------------------------

                             SUMMIT PROPERTIES INC.
             (Exact name of registrant as specified in its charter)

        Maryland                                                                56-1857807
    (State or other                                                          (I.R.S. Employer
    jurisdiction of                                                        Identification No.)
    incorporation or
     organization)

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

Yes  X  No  __
                         ------------------------------
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             22,389,955 shares outstanding as of October 28, 1996.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             SUMMIT PROPERTIES INC.
                       ----------------------------------

                                     INDEX
                                    --------

      PART I                          FINANCIAL INFORMATION                      PAGE
-------------------  --------------------------------------------------------    ----
           Item 1    Financial Statements
                     Consolidated Balance Sheets as of September 30, 1996
                       (Unaudited) and December 31, 1995.....................       3
                     Consolidated Statements of Earnings for the three months
                       and nine months ended September 30, 1996 and 1995
                       (Unaudited)...........................................       4
                     Consolidated Statement of Stockholders' Equity
                       (Unaudited)...........................................       5
                     Consolidated Statements of Cash Flows for the nine
                       months ended September 30, 1996 and 1995
                       (Unaudited)...........................................       6
                     Notes to Consolidated Financial Statements..............       7
           Item 2    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations...................       9
PART II              OTHER INFORMATION
-------------------  --------------------------------------------------------
           Item 6    Exhibits Index and Reports on Form 8-K..................      21
           SIGNATURES........................................................      22

                                     2 of 22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             SUMMIT PROPERTIES INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                   SEPTEMBER 30,       DECEMBER 31,
                                                                       1996                1995
                                                                   -------------       ------------
                                                                    (UNAUDITED)
ASSETS
Real estate assets:
  Land and land improvements.....................................    $  99,735           $ 90,336
  Buildings and improvements.....................................      457,157            399,057
  Furniture, fixtures and equipment..............................       41,313             36,336
                                                                      --------           --------
                                                                       598,205            525,729
  Less: accumulated depreciation.................................      (80,692)           (67,884)
                                                                      --------           --------
          Operating real estate assets...........................      517,513            457,845
  Construction in progress.......................................       74,429             59,300
  Investment in real estate joint venture........................           --              1,235
                                                                      --------           --------
          Net real estate assets.................................      591,942            518,380
Cash and cash equivalents........................................       18,172              2,881
Restricted cash..................................................        4,966              4,188
Deferred financing costs, net....................................        4,721              5,398
Other assets.....................................................        4,233              2,405
                                                                      --------           --------
Total assets.....................................................    $ 624,034           $533,252
                                                                      ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes payable..................................................    $ 288,555           $297,010
  Accrued interest payable.......................................          903                903
  Accounts payable and accrued expenses..........................       15,193              7,850
  Dividends and distributions payable............................       10,236              7,699
  Security deposits and prepaid rents............................        3,208              2,651
                                                                      --------           --------
          Total liabilities......................................      318,095            316,113
                                                                      --------           --------
Commitments......................................................
Minority interest................................................       46,342             41,685
                                                                      --------           --------
Stockholders' equity:
  Common stock, $.01 par value -- 100,000,000 authorized,
     22,385,923 and 16,500,789 shares issued and outstanding in
     1996 and 1995, respectively.................................          224                165
  Additional paid-in capital.....................................      342,446            247,064
  Accumulated deficit............................................      (82,175)           (71,775)
  Unamortized restricted stock compensation......................         (898)                --
                                                                      --------           --------
          Total stockholders' equity.............................      259,597            175,454
                                                                      --------           --------
Total liabilities and stockholders' equity.......................    $ 624,034           $533,252
                                                                      ========           ========

See notes to consolidated financial statements.

                                     3 of 22

                             SUMMIT PROPERTIES INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)

                                            THREE MONTHS ENDED          NINE MONTHS ENDED SEPTEMBER
                                               SEPTEMBER 30,                        30,
                                        ---------------------------     ---------------------------
                                           1996            1995            1996            1995
                                        -----------     -----------     -----------     -----------
Revenues:
  Rental..............................  $    23,143     $    19,164     $    65,097     $    51,016
  Other property income...............        1,293             884           3,461           2,404
  Interest............................          240             120             395             335
  Other income........................           95              99             310             275
                                        -----------     -----------     -----------     -----------
          Total revenues..............       24,771          20,267          69,263          54,030
                                        -----------     -----------     -----------     -----------
Expenses:
  Property operating and maintenance:
     Personnel........................        2,191           1,876           6,315           4,820
     Advertising and promotion........          434             186           1,015             475
     Utilities........................        1,056             918           3,036           2,472
     Building repairs and
       maintenance....................        2,022           1,768           5,456           4,467
     Real estate taxes and
       insurance......................        2,258           1,875           6,744           5,087
     Depreciation and amortization....        4,682           4,090          13,249          10,944
     Property supervision.............          576             497           1,632           1,322
     Other operating expenses.........          690             619           1,943           1,644
                                        -----------     -----------     -----------     -----------
                                             13,909          11,829          39,390          31,231
  Interest............................        4,292           3,606          13,346          10,902
  General and administrative..........          764             491           2,045           1,383
  Loss (income) in equity investments:
     Summit Management Company........           66            (108)            161             (67)
     Real estate joint venture........           --             (30)             (1)            (47)
                                        -----------     -----------     -----------     -----------
          Total expenses..............       19,031          15,788          54,941          43,402
                                        -----------     -----------     -----------     -----------
Income before minority interest of
  unitholders in Operating Partnership
  and extraordinary items.............        5,740           4,479          14,322          10,628
Minority interest of unitholders in
  Operating Partnership...............         (974)           (846)         (2,652)         (1,939)
                                        -----------     -----------     -----------     -----------
Income before extraordinary items.....        4,766           3,633          11,670           8,689
Extraordinary items, net of minority
  interest of unitholders in Operating
  Partnership (Note 2)................         (516)             --            (516)            (63)
                                        -----------     -----------     -----------     -----------
Net income............................  $     4,250     $     3,633     $    11,154     $     8,626
                                        ===========     ===========     ===========     ===========
Per share data:
  Income before extraordinary items...  $      0.24     $      0.22     $      0.66     $      0.61
                                        ===========     ===========     ===========     ===========
  Net income..........................  $      0.21     $      0.22     $      0.63     $      0.61
                                        ===========     ===========     ===========     ===========
  Dividends declared..................  $      0.39     $      0.38     $      1.16     $      1.13
                                        ===========     ===========     ===========     ===========
  Weighted average shares.............   20,040,578      16,440,242      17,742,425      14,227,007
                                        ===========     ===========     ===========     ===========

See notes to consolidated financial statements.

                                     4 of 22

                             SUMMIT PROPERTIES INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                  UNAMORTIZED
                                                  ADDITIONAL                      RESTRICTED
                                       COMMON       PAID IN      ACCUMULATED         STOCK
                                        STOCK       CAPITAL        DEFICIT       COMPENSATION      TOTAL
                                       -------    -----------    ------------    -------------    --------
Balance, December 31, 1995...........   $ 165      $ 247,064       $(71,775)        $     0       $175,454
  Dividends..........................      --             --        (21,554)             --        (21,554)
  Proceeds of public offering, net of
     underwriting discount, offering
     costs and Shelf Registration
     costs...........................      58         97,561             --              --         97,619
  Proceeds from Dividend Reinvestment
     and Employee Stock Purchase
     Plans...........................      --          1,262             --              --          1,262
  Conversion of units to shares......      --             83             --              --             83
  Exercise of stock options..........      --            224             --              --            224
  Issue of restricted stock grants...       1          1,045             --          (1,046)
  Amortization of restricted stock
     grants..........................      --             --             --             148            148
  Adjustment for minority interest in
     operating partnership...........      --         (4,793)            --              --         (4,793)
  Net income.........................      --             --         11,154              --         11,154
                                         ----        -------       --------           -----       --------
Balance, September 30, 1996..........   $ 224      $ 342,446       $(82,175)        $  (898)      $259,597
                                         ====        =======       ========           =====       ========

See notes to consolidated financial statements.

                                     5 of 22

                             SUMMIT PROPERTIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                      ------------------------
                                                                        1996            1995
                                                                      ---------       --------
Cash flows from operating activities:
  Net income........................................................  $  11,154       $  8,626
  Adjustments to reconcile net income to net cash provided by operating activities:
     Extraordinary items............................................        516             63
     Gain (loss) on equity method investments.......................        160           (114)
     Depreciation and amortization..................................     13,994         11,570
     Increase in restricted cash....................................       (610)        (2,095)
     Increase in other assets.......................................     (1,747)        (2,643)
     Increase (decrease) in accrued interest payable................        (82)           126
     Increase in accounts payable and accrued expenses..............      4,114          3,359
     Increase in security deposits and prepaid rents................        557            149
     Increase in minority interest of unitholders in Operating
      Partnership...................................................      2,652          1,939
                                                                      ---------       --------
          Net cash provided by operating activities.................     30,708         20,980
                                                                      ---------       --------
Cash flows from investing activities:
  Construction of real estate assets and land acquisitions, net of
     payables.......................................................    (54,259)       (32,824)
  Capitalized interest..............................................     (2,884)        (2,232)
  Recurring capital expenditures....................................     (1,805)        (1,785)
  Non-recurring capital expenditures................................     (2,329)          (373)
  Purchase of Communities...........................................     (6,360)        (5,032)
                                                                      ---------       --------
          Net cash used in investing activities.....................    (67,637)       (42,246)
                                                                      ---------       --------
Cash flows from financing activities:
  Debt proceeds.....................................................     80,949         43,563
  Debt repayments...................................................   (103,751)       (68,336)
  Dividends and distributions to unitholders........................    (23,761)       (18,465)
  Payments of financing costs.......................................       (322)          (397)
  Offering proceeds, net of underwriters discount, offering costs
     and Shelf Registration costs...................................     97,619         65,994
  Proceeds from Dividend Reinvestment and Employee Stock Purchase
     Plans..........................................................      1,262            136
  Exercise of stock options.........................................        224             --
                                                                      ---------       --------
          Net cash provided by financing activities.................     52,220         22,495
                                                                      ---------       --------
Net increase in cash and cash equivalents:..........................     15,291          1,229
Cash and cash equivalents, beginning of period......................      2,881          1,181
                                                                      ---------       --------
Cash and cash equivalents, end of period............................  $  18,172       $  2,410
                                                                      =========       ========
Supplemental disclosure of cash flow information -- Cash paid for
  interest, net of capitalized interest.............................  $  12,643       $  9,961
                                                                      =========       ========

See notes to consolidated financial statements.

                                     6 of 22

SUMMIT PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the management of Summit Properties Inc., (the "Company") in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's December 31, 1995 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

2.  1996 EQUITY OFFERING, UNSECURED DEBT FINANCING AND LINE OF CREDIT

On August 4, 1996, the Company completed a private placement for $31.0 million of unsecured debt financing consisting of a $15.0 million unsecured note with a four year term and a $16.0 million unsecured note with a six year term. The notes bear interest at 7.71% and 7.95%, respectively.

On August 7, 1996, the Company completed a public offering of 5,000,000 shares of its Common Stock. In connection with the public offering, the Company granted the underwriters an option to purchase additional shares to cover over allotments. On August 12, 1996, the underwriters exercised their over-allotment option and the Company issued an additional 750,000 shares. These transactions are collectively referred to as the "1996 Equity Offering." The net proceeds of the 1996 Equity Offering were approximately $97.6 million.

The proceeds from the 1996 Equity Offering and the $31.0 million unsecured debt financing were used to repay $82.4 million of development loans and to repay $15.3 million on the Company's existing $50.0 million line of credit (the "Credit Facility"). The remaining proceeds will be used to fund future development activity.

In September 1996, the Company received a commitment to replace its existing Credit Facility with a new $150.0 million unsecured line of credit (the "New Credit Facility"). The New Credit Facility has a three year term and is expected to close in the fourth quarter of 1996.

The extraordinary item for the three and nine months ended September 30, 1996 resulted primarily from the write-off of unamortized deferred financing costs relating to the development loans repaid with the 1996 Equity Offering and the $31.0 million unsecured debt proceeds. The extraordinary item is net of minority interest of unitholders in Summit Properties Partnership, L.P. (the "Operating Partnership") of $110,000, which was calculated on the weighted average of outstanding Units of the Operating Partnership.

3.  RESTRICTED STOCK

In January 1996, the Company granted 56,046 shares of restricted stock to employees under the Company's 1994 Stock Option and Incentive Plan. The market value of the restricted stock grants totaled $1.1 million, which has been recorded as unamortized restricted stock compensation and is shown as a separate component of stockholders' equity. Unearned compensation is being amortized to expense over the five year vesting period.

                                     7 of 22

SUMMIT PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
--------------------------------------------------------------------------------

4.  SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the nine months ended September 30, 1996 and 1995 are as follows:

     A. The Company issued 106,330 Units of the Operating Partnership, valued at $2.1 million at issuance, for the purchase of land during the nine months ended September 30, 1996.

     B. The Company accrued a dividend and distribution payable in the amount of $10.2 million and $7.7 million at September 30, 1996 and 1995, respectively.

     C. During the nine months ended September 30, 1996, the Company issued 53,646 shares (net of 2,400 shares issued but subsequently retired) of restricted stock valued at $1.0 million.

     D. The Company purchased 13 apartment communities (the "Crosland Acquisition Communities") in the second quarter of 1995 by assuming debt, issuing approximately 1.5 million Units of the Operating Partnership, assuming certain liabilities and current assets, and the payment of cash. The recording of the purchase is summarized as follows (in thousands):

       Fixed assets.............................................................    $ 82,866
       Restricted cash..........................................................       1,427
       Other assets.............................................................          93
       Debt assumed.............................................................     (52,576)
       Current liabilities assumed..............................................        (996)
       Minority interest........................................................         407
       Value of units issued....................................................     (26,189)
                                                                                    --------
       Net cash paid............................................................    $  5,032
                                                                                    ========

     E. On April 1, 1996, the Company acquired its joint venture partner's interest in the Summit Plantation (formerly Plantation Cove) apartment community. The Company paid $6.4 million in cash for the remaining 75% interest in this joint venture, which is now owned entirely by the Company. The recording of the purchase is summarized as follows (in thousands):

       Fixed assets.............................................................    $ 21,913
       Current assets...........................................................         202
       Deferred charges.........................................................          95
       Debt assumed.............................................................     (14,347)
       Current liabilities assumed..............................................        (288)
       Equity investment........................................................      (1,215)
                                                                                     -------
       Net cash paid............................................................    $  6,360
                                                                                     =======

                                     8 of 22

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements including, without limitation, statements relating to development activities of the Company within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company's actual results and performance of development Communities could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include general economic conditions, local real estate conditions, construction delays due to unavailability of materials, weather conditions or other delays and those factors discussed in the section entitled "Certain Factors Affecting the Performance of Development Communities" on page 18 of this Form 10-Q.

OVERVIEW

The following discussion should be read in conjunction with the Consolidated Financial Statements of Summit Properties Inc. and the Notes thereto appearing elsewhere herein.

As of September 30, 1996, there were 26,415,977 Units outstanding of the Operating Partnership, of which 22,385,923, or 84.7% were owned by the Company and 4,030,054, or 15.3% were owned by other partners (including certain officers and directors of the Company).

HISTORICAL RESULTS OF OPERATIONS

The Company's net income is generated primarily from the operations of its apartment communities (the "Communities"). The changes in operating results from period to period reflect changes in existing community performance as well as increases in the number of apartment homes due to the acquisition and development of new Summit communities. Where appropriate, comparisons are made on a "stabilized Communities," "acquisition Communities" and "Communities in lease-up" basis in order to adjust for changes in the number of apartment homes. A Community is deemed to be "stabilized" when it has attained either a physical occupancy level of at least 93% or when construction has been completed for one year in each of the comparable periods presented. The thirteen Crosland Acquisition Communities acquired in the second quarter of 1995 are considered "stabilized" for the three month periods presented and are considered acquisition Communities for the nine month periods presented. In addition, Summit Plantation, acquired April 1, 1996, is considered an acquisition Community in the following comparisons. The Company also had six communities with a total of 1,792 apartment homes in lease-up during the periods presented in 1996. One of these lease-up Communities stabilized in the second quarter of 1996 and one of these Communities stabilized in the third quarter of 1996.

  Results of Operations for the Three Months and Nine Months Ended September 30, 1996 and 1995

For the three and nine months ended September 30, 1996, income before minority interest and extraordinary items increased $1.3 million and $3.7 million, respectively, to $5.7 million and $14.3 million, respectively, from the three and nine months ended September 30, 1995.

                                     9 of 22

OPERATING PERFORMANCE OF THE COMPANY'S PORTFOLIO OF COMMUNITIES

The operating performance of the Communities is summarized below (dollars in thousands):

                                    THREE MONTHS ENDED SEPTEMBER
                                                 30,                   NINE MONTHS ENDED SEPTEMBER 30,
                                   -------------------------------     -------------------------------
                                    1996       1995      % CHANGE       1996       1995      % CHANGE
                                   -------    -------    ---------     -------    -------    ---------
Property revenues:
  Stabilized Communities(1)......  $20,695    $19,920        3.9%      $50,081    $48,122        4.1%
  Acquisition Communities(2).....      736         --      100.0%       12,455      5,170      140.9%
  Development Communities(3).....    3,005        128     2247.7%        6,022        128     4604.7%
                                   -------    -------                  -------    -------
Total property revenues..........   24,436     20,048       21.9%       68,558     53,420       28.3%
                                   -------    -------                  -------    -------
Property operating and
  maintenance expense(4):
  Stabilized Communities.........    7,970      7,705        3.4%       19,004     18,157        4.7%
  Acquisition Communities........      254         --      100.0%        4,849      2,096      131.3%
  Development Communities........    1,003         34     2850.0%        2,288         34     6629.4%
                                   -------    -------                  -------    -------
Total property operating and
  maintenance expense............    9,227      7,739       19.2%       26,141     20,287       28.9%
                                   -------    -------                  -------    -------
Property operating income........  $15,209    $12,309       23.6%      $42,417    $33,133       28.0%
                                   =======    =======                  =======    =======
Apartment homes, end of
  period(5)......................   12,140     10,465       16.0%       12,140     10,465       16.0%
                                   =======    =======                  =======    =======

---------------

(1) Includes Communities which were stabilized for each of the comparable periods presented. Three month results include the Crosland Acquisition Communities, which were acquired in the second quarter of 1995.

(2) Three month results are for Summit Plantation which was acquired April 1, 1996. Nine month results are for Summit Plantation as well as the Crosland Acquisition Communities.

(3) Both three and nine month results are for six Communities in lease-up. As of September 30, 1996, four of these Communities had completed construction including two which were completed in the third quarter of 1996.

(4) Before real estate depreciation and amortization expense.

(5) Includes apartment homes in Communities still under construction but which have begun leasing.

                                    10 of 22

OPERATING PERFORMANCE OF THE COMPANY'S STABILIZED COMMUNITIES

The operating performance of the 45 and 32 Communities stabilized during the entire period for the three and nine months ended September 30, 1996 and 1995, respectively, are summarized below (dollars in thousands except average monthly rental revenue):

                                    THREE MONTHS ENDED SEPTEMBER
                                                 30,                   NINE MONTHS ENDED SEPTEMBER 30,
                                   -------------------------------     -------------------------------
                                    1996       1995      % CHANGE       1996       1995      % CHANGE
                                   -------    -------    ---------     -------    -------    ---------
Property revenues:
  Rental.........................  $19,657    $19,051        3.2%      $47,482    $45,876        3.5%
  Other..........................    1,038        869       19.4%        2,599      2,246       15.7%
                                   -------    -------                  -------    -------
Total property revenues..........   20,695     19,920        3.9%       50,081     48,122        4.1%
                                   -------    -------                  -------    -------
Property operating and
  maintenance expense(1):
  Personnel......................    1,907      1,866        2.2%        4,513      4,216        7.0%
  Advertising and promotion......      252        184       37.0%          501        419       19.6%
  Utilities......................      906        914       (0.9)%       2,274      2,251        1.0%
  Building repairs and
     maintenance.................    1,895      1,768        7.2%        4,152      3,984        4.2%
  Real estate taxes and
     insurance...................    1,949      1,867        4.4%        5,005      4,651        7.6%
  Property supervision...........      513        493        4.1%        1,245      1,190        4.6%
  Other operating expense........      548        613      (10.6)%       1,314      1,446       (9.1)%
                                   -------    -------                  -------    -------
Total property operating and
  maintenance expense............    7,970      7,705        3.4%       19,004     18,157        4.7%
                                   -------    -------                  -------    -------
Property operating income........  $12,725    $12,215        4.2%      $31,077    $29,965        3.7%
                                   =======    =======                  =======    =======
Average physical occupancy(2)....     93.8%      95.1%      (1.4)%        93.1%      94.0%      (1.0)%
                                   =======    =======                  =======    =======
Average monthly rental
  revenue(3).....................  $   700    $   671        4.4%      $   712    $   684        4.1%
                                   =======    =======                  =======    =======
Number of apartment homes........   10,086     10,086                    8,061      8,061
                                   =======    =======                  =======    =======

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

The 3.2% increase in rental revenue from stabilized Communities for the third quarter of 1996 compared to the third quarter 1995 was primarily the result of increases in average monthly net rental revenue per occupied apartment home of 4.4% offset by a 1.4% decrease in average physical occupancy levels. Property operating and maintenance expense increased 3.4% for the third quarter of 1996 compared to the third quarter of 1995. The increases for the three months ended September 30, 1996 compared to the three months ended September 30, 1995 were due primarily to an increase in property and casualty insurance premiums ($73,000 or 39.4% ), an increase in advertising and promotion ($68,000 or 37.0%) and higher building and repair costs.

                                    11 of 22

OPERATING PERFORMANCE OF THE COMPANY'S ACQUISITION COMMUNITIES

Acquisition Communities consist of both the Crosland Acquisition Communities (2,025 apartment homes) and Summit Plantation (262 apartment homes) for the nine month periods presented and only Summit Plantation for the three month periods presented. The Crosland Acquisition Communities were acquired May 16, 1995, except Summit at East Ridge which was acquired June 22, 1995. Summit Plantation was acquired April 1, 1996. The operations of these Communities are summarized as follows (dollars in thousands except average monthly rental revenue):

                                                     THREE MONTHS            NINE MONTHS ENDED
                                                    ENDED SEPTEMBER 30,        SEPTEMBER 30,
                                                   -----------------        --------------------
                                                   1996        1995          1996          1995
                                                   -----       -----        -------       ------
Property revenues:
  Rental revenues................................  $ 696          --        $12,026       $5,026
  Other property revenue.........................     40          --            429          144
                                                    ----        ----        -------       ------
Total property revenues..........................    736          --         12,455        5,170
                                                    ----        ----        -------       ------
Property operating and maintenance expense(1)....    254          --          4,849        2,096
                                                    ----        ----        -------       ------
Property operating income........................  $ 482          --        $ 7,606       $3,074
                                                    ====        ====        =======       ======
Average physical occupancy(2)....................   92.4%         --           94.0%        96.8%
                                                    ====        ====        =======       ======
Average monthly rental revenue(3)................  $ 958          --        $   667       $  626
                                                    ====        ====        =======       ======
Number of apartment homes........................    262          --          2,287        2,025
                                                    ====        ====        =======       ======

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

The unleveraged yield on an annualized basis for the nine months ended September 30, 1996 on the Crosland Acquisition Communities was 10.8% compared to a yield of 9.9% for the period from acquisition (May 16, 1995, except Summit East Ridge which was acquired June 22, 1995) to September 30, 1995.

                                    12 of 22

OPERATING PERFORMANCE OF THE COMPANY'S COMMUNITIES IN LEASE-UP

The Company had five Communities with a total of 1,585 apartment homes in lease-up during the three months ended September 30, 1996. A lease-up community is defined as one which has commenced rental operations but has not achieved stabilization. In addition, the Company had one Community with a total of 207 apartment homes which stabilized at the end of the second quarter of 1996. In order to evaluate the impact of developments and lease-ups on the Company's operations, the amount of interest expensed on Communities in development and lease-up is presented. The results of operations of these six Communities in lease-up for the last four quarters, including interest expense incurred during construction and lease-up, are summarized as follows (dollars in thousands except average monthly rental revenue):

                                                                   THREE MONTHS ENDED
                                                ---------------------------------------------------------
                                                SEPTEMBER 30,     JUNE 30,     MARCH 31,     DECEMBER 31,
                                                    1996            1996         1996            1995
                                                -------------     --------     ---------     ------------
Property revenues:
  Rental revenues.............................     $ 2,792         $1,756       $ 1,042          $511
  Other property revenues.....................         213            135            84            48
                                                    ------         ------        ------          ----
Total property revenues.......................       3,005          1,891         1,126           559
Property operating and maintenance
  expense(1)..................................       1,003            762           523           160
                                                    ------         ------        ------          ----
Property operating income.....................       2,002          1,129           603           399
Interest expense..............................       1,400            999           662           416
                                                    ------         ------        ------          ----
Property income (loss) after interest
  expense.....................................     $   602         $  130       $   (59)         $(17)
                                                    ======         ======        ======          ====
Average monthly rental revenue(2).............     $   877         $  876       $   889          $832
                                                    ======         ======        ======          ====
Number of apartment homes completed...........       1,526          1,178           870           576
                                                    ======         ======        ======          ====
Number of apartment homes leased..............       1,345          1,041           681           364
                                                    ======         ======        ======          ====
Number of apartment homes occupied............       1,242            895           539           291
                                                    ======         ======        ======          ====

---------------

(1) Before real estate depreciation, amortization and interest expense.

(2) Represents the average monthly net rental revenue per occupied apartment home.

One of these Communities, Summit Aventura, was completed in the fourth quarter of 1995 and was 97.4% leased on September 30, 1996. Two of these Communities, Summit Hill II and Summit Green, were completed in the second quarter of 1996 and were 97.1% and 87.0% leased on September 30, 1996, respectively. One Community, Summit River Crossing, was completed in the third quarter of 1996 and was 81.8% leased at September 30, 1996. Summit Hill II stabilized in June 1996, Summit Aventura stabilized in September 1996, and Summit Green and Summit River Crossing are expected to stabilize in the fourth quarter of 1996. These four Communities represent a total investment of $79.3 million.

The remaining two lease-up Communities, Summit Fairways and Summit on the River, are still under construction, with completion anticipated in the fourth quarter of 1996 and the second quarter of 1997, respectively. As of September 30, 1996, the Company had leased: 40.6%, or 143 of the 352 apartment homes at Summit on the River, which opened in May 1996; and 32.5%, or 78 of the 240 apartment homes at Summit Fairways, which opened in July 1996. These two Communities are expected to represent a total investment upon completion of $41.6 million.

                                    13 of 22

OPERATING PERFORMANCE OF SUMMIT MANAGEMENT COMPANY

The operating performance of Summit Management Company (the "Management Company") and its wholly-owned subsidiary, Summit Apartment Builders Inc. (the "Construction Company"), is summarized below (dollars in thousands):

                                                           THREE MONTHS ENDED   NINE MONTHS ENDED
                                                             SEPTEMBER 30,        SEPTEMBER 30,
                                                          -----------------     -----------------
                                                           1996       1995       1996       1995
                                                          ------     ------     ------     ------
Property management revenue.............................  $1,228     $1,399     $3,526     $4,074
Construction company income.............................     148         92        324        189
Other management company income.........................      27         32         86        113
                                                          ------     ------     ------     ------
  Total revenue.........................................   1,403      1,523      3,936      4,376
Property management expenses:
  Operating.............................................   1,138      1,137      3,287      3,441
  Depreciation..........................................      27         30         83         90
  Amortization..........................................      70         69        208        205
  Interest..............................................      75         75        225        225
                                                          ------     ------     ------     ------
  Total property management expenses....................   1,310      1,311      3,803      3,961
Construction company expenses...........................     159        104        294        348
                                                          ------     ------     ------     ------
  Total expenses........................................   1,469      1,415      4,097      4,309
                                                          ------     ------     ------     ------
Net income (loss) of Summit Management Company..........  $  (66)    $  108     $ (161)    $   67
                                                          ======     ======     ======     ======

The decrease in property management revenue was the result of a reduction in the average number of communities managed for third parties during the periods presented in 1996 compared to 1995 offset by an increase in the average number of the Company's Communities managed. Total third party apartment homes under management were 7,850 and 11,975 at September 30, 1996 and 1995, respectively. The decrease was primarily due to the termination of the Management Company's contract to manage a portfolio of 4,050 apartment homes effective October 1, 1995. This contract was terminated as a result of the owner's decision to provide its own property management for these apartment homes.

Property management fees include $604,000 and $881,000 of fees from third parties for the three months ended September 30, 1996 and 1995, respectively, and $1.7 million and $2.7 million of fees from third parties for the nine months ended September 30, 1996 and 1995, respectively. Property management fees from third parties as a percentage of total property management revenues decreased from 66.6% in the nine months ended September 30, 1995 to 49.4% in the nine months ended September 30, 1996.

Construction Company revenues and expenses increased in the third quarter of 1996 compared to the third quarter of 1995 primarily due to the increased number of construction projects. The increase in construction projects was due to the Construction Company relocating to Charlotte, North Carolina and increasing the number of the Company's developments in which it serves as general contractor. Included in Construction Company expenses is approximately $30,000 of nonrecurring moving costs.

OTHER INCOME AND EXPENSES

Interest income increased $120,000 or 100% to $240,000 for the three months ended September 30, 1996 compared to the same period in 1995, primarily due to interest earned on the excess proceeds from the 1996 Equity Offering. The excess proceeds will be used to fund future development activity.

                                    14 of 22

Interest expense increased $2.4 million or 22.4% to $13.3 million for the nine months ended September 30, 1996 compared to the same period in 1995, primarily due to interest on debt related to the Crosland Acquisition Communities and interest on development projects in lease-up, offset by the Company's repayment of debt in connection with a public offering of four million shares of Common Stock in June 1995 (the "Second Offering") and in connection with a public offering of 5.75 million shares of Common Stock in the 1996 Equity Offering in August 1996. The Second and the 1996 Equity Offerings together resulted in aggregate net proceeds of approximately $164 million.

General and administrative expense increased for the periods presented in 1996 and 1995 primarily due to increased compensation costs. The increase in compensation cost includes the cost of the Company's restricted stock grants and the cost of the Company's employee stock purchase plan. As a percentage of revenues, general and administrative cost was 3.1% and 3.0% for the three and nine months ended September 30, 1996, respectively, compared to 2.4% and 2.6% for same periods in 1995, respectively.

The extraordinary item in the three and nine months ended September 30, 1996, net of minority interest of $110,000, resulted primarily from the write-off of deferred financing costs in conjunction with the repayment of development loans with proceeds from the 1996 Equity Offering and the $31.0 million unsecured debt financing.

LIQUIDITY AND CAPITAL RESOURCES

The Company's outstanding indebtedness at September 30, 1996 totaled $288.6 million. This amount includes approximately $194.2 million in fixed rate conventional mortgages, $54.0 million of variable rate tax-exempt bonds, $31.0 million of senior unsecured notes, and $9.4 million of tax exempt fixed rate loans.

In August 1996, the Company completed the sale of an additional 5.75 million shares of Common Stock with net proceeds of $97.6 million. In addition, in August 1996, the Company obtained $31.0 million of unsecured debt financing consisting of a $15.0 million unsecured note with a four year term and a $16.0 million unsecured note with a six year term, which bear interest at 7.71% and 7.95%, respectively. Approximately $97.6 million of the proceeds from the issuance of Common Stock and the unsecured debt financing were utilized to fully repay the Company's Credit Facility and development loans. The remaining $30.9 million of the proceeds will be used to fund current development.

The Company's net cash provided by operating activities increased from $21.0 million for the nine months ended September 30, 1995 to $30.7 million for the same period in 1996 primarily due to a $9.3 million increase in property operating income, a $755,000 greater increase in accounts payable primarily due to additional properties, and a $1.5 million smaller increase in restricted cash due to the Company no longer escrowing certain property taxes, offset by a $2.4 million and a $662,000 increase in interest expense and general and administrative expense, respectively, in 1996 compared to 1995. The increase in interest expense was small relative to the increase in property operating income due to the retirement of debt with the proceeds from the Second Offering in June 1995 and the 1996 Equity Offering in August 1996.

Net cash used in investing activities increased from $42.2 million for the nine months ended September 30, 1995 to $67.6 million for the same period in 1996 due to an increase in development of new properties, higher capital expenditures on existing properties and an increase in acquisition of new properties.

Net cash provided by financing activities increased from $22.5 million for the nine months ended September 30, 1995 to $52.2 million for the same period in 1996 primarily due to an increase in debt proceeds and offering proceeds, offset by higher debt repayments and higher dividends and distributions to unitholders. Except for the $31.0 million of proceeds from the unsecured debt financing in August 1996, debt proceeds were used to finance the Company's development activity in both 1996 and 1995.

                                    15 of 22

In September 1996, the Company received a commitment to replace its existing $50.0 million Credit Facility with the New Credit Facility. The New Credit Facility, which is expected to close in the fourth quarter of 1996, has a three year term and initially bears interest at LIBOR + 135 basis points. The interest rate will be reduced based upon the Company's achievement of an unsecured bond rating as assigned by Standard and Poors (which rating must be accompanied by the comparable senior unsecured bond rating from one of Moody's, Duff & Pheps or Fitch) as follows:

                      CREDIT RATING        RATE
                      -------------     -----------
                      BBB-              LIBOR + 110
                      BBB               LIBOR +  95
                      BBB+              LIBOR +  80

The New Credit Facility provides $25.0 million will be available for general working capital purposes with the remainder available to finance new development and acquisitions.

The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operations and borrowings under the New Credit Facility. The Company believes that its net cash provided by operations will be adequate to meet its operating requirements and to satisfy applicable REIT dividend payment requirements in both the short-term and in the long-term. Improvements and renovations at existing Communities are expected to be funded from property operations.

The Company expects to meet its long-term liquidity requirements, such as future developments, debt maturities, acquisitions, renovations and other non-recurring capital improvements, with borrowings under its New Credit Facility, through the issuance of long-term secured and unsecured debt securities and additional equity securities of the Company, or in connection with the acquisition of land or improved property, through the issuance of Units of the Operating Partnership.

                                    16 of 22

The following table sets forth certain information regarding debt financing as of September 30, 1996 and December 31, 1995:

                                                                               PRINCIPAL OUTSTANDING
                                            INTEREST                       ------------------------------
                                           RATE AS OF         MATURITY     SEPTEMBER 30,     DECEMBER 31,
             COMMUNITIES               SEPTEMBER 30, 1996       DATE           1996              1995
-------------------------------------  ------------------     --------     -------------     ------------
FIXED RATE DEBT
  MORTGAGE LOAN(1)...................       5.88%             02/15/01       $ 123,579         $125,000
  MORTGAGE LOAN(1)...................       7.71%             12/15/05          29,761           30,000
  MORTGAGE LOAN(2)...................       8.00%             09/01/05           8,657            8,712
  MORTGAGE NOTES
     Unsecured Note..................       7.95%              8/03/02          16,000               --
     Unsecured Note..................       7.71%              8/03/00          15,000               --
     Summit Hollow I.................       8.00%             11/01/18           2,296            2,326
     Summit Hollow II................       7.75%             01/01/29           2,592            2,607
     Summit Creekside................       8.00%             06/01/22           2,886            2,914
     Summit Old Town.................       8.00%             09/01/20           3,109            3,143
     Summit Eastchester..............       8.00%             05/01/21           3,885            3,925
     Summit Foxcroft.................       8.00%             04/01/20           2,803            2,844
     Summit Oak......................       7.75%             12/01/23           2,593            2,615
     Summit Sherwood.................       7.88%             03/01/29           3,335            3,353
     Summit Radbourne................       9.80%             03/01/02           8,702            8,758
  TAX EXEMPT MORTGAGE NOTES
     Summit Crossing.................       6.95%             11/01/25           4,226            4,261
     Summit at East Ridge............       7.25%             12/01/26           5,169            5,207
                                                                              --------         --------
       TOTAL FIXED RATE DEBT.........                                          234,593          205,665
                                                                              --------         --------
VARIABLE RATE DEBT
  NEW CREDIT FACILITY................    LIBOR + 135          10/30/99              --               --
  CREDIT FACILITY(3).................    LIBOR + 100          02/15/97              --            4,396
  TAX EXEMPT BONDS
     Summit Belmont..................       4.95%             04/01/07          11,850           11,900
     Summit Hampton..................       4.95%             06/01/07          12,700           12,800
     Summit Pike Creek...............       4.95%             08/15/20          13,322           13,545
     Summit Gateway..................       4.95%             07/01/07           7,300            7,700
     Summit Stony Point..............       4.95%             04/01/29           8,790            8,895
  DEVELOPMENT LOANS(3)...............                                               --           32,109
                                                                              --------         --------
       TOTAL VARIABLE RATE DEBT......                                           53,962           91,345
                                                                              --------         --------
          TOTAL OUTSTANDING INDEBTEDNESS..............................       $ 288,555         $297,010
                                                                              ========         ========

---------------

(1) Mortgage Loans secured by fifteen Communities.

(2) Mortgage Loan secured by two Communities.

(3) Development loans and the Credit Facility were fully repaid with proceeds from issuance of Common Stock and unsecured debt financing in August, 1996. The Credit Facility will be replaced with the New Credit Facility in the fourth quarter of 1996.

                                    17 of 22

DEVELOPMENT ACTIVITY

The Company's developments in process at September 30, 1996 are summarized as follows (dollars in thousands):

                                                                  TOTAL                   ESTIMATED
                                                                ESTIMATED      COST        COST TO
                     COMMUNITY                        UNITS       COST        TO DATE     COMPLETE
----------------------------------------------------  -----     ---------     -------     ---------
Summit Russett -- Laurel, MD........................    314     $  22,100     $14,172      $ 7,928
Summit on the River -- Atlanta, GA..................    352        23,900      17,826        6,074
Summit Fairways -- Orlando, FL......................    240        17,720      16,383        1,337
Summit Ballantyne I -- Charlotte, NC................    246        16,800       2,313       14,487
Summit Stonefield -- Yardley, PA....................    216        18,370       6,267       12,103
Summit Lake I -- Raleigh, NC........................    302        19,700       2,883       16,817
Summit Sedgebrook I -- Charlotte, NC................    248        15,640       2,333       13,307
Summit Plantation II -- Plantation Cove, FL.........    240        21,000       5,493       15,507
Other development and construction costs............     --            --       6,759           --
                                                      -----      --------     -------      -------
          TOTAL.....................................  2,158     $ 155,230     $74,429      $87,560
                                                      =====      ========     =======      =======

  Certain Factors Affecting the Performance of Development Communities

As a result of the improved economic conditions and the demand for apartment homes of comparable quality in its markets, the Company believes that the operating prospects of the Communities currently under development remain favorable. As with any development project, there are uncertainties and risks associated with the development of the Communities described above. While the Company has prepared development budgets and has estimated completion and stabilization target dates based on what it believes are reasonable assumptions in light of current conditions, there can be no assurance that actual costs will not exceed current budgets or that the Company will not experience construction delays due to the unavailability of materials, weather conditions or other events. Other development risks include the possibility of incurring additional cost or liability resulting from defects in construction materials and the possibility that financing may not be available on favorable terms, or at all, to pursue or complete development activities. Similarly, market conditions at the time these Communities become available for leasing will affect the rental rates that may be charged and the period of time necessary to achieve stabilization, which could make one or more of the development communities unprofitable or result in achieving stabilization later than currently anticipated. In addition, the Company is conducting feasibility and other pre-development work for six new Communities. The Company could abandon the development of any one or more of these potential Communities in the event that it determines that market conditions do not support development, financing is not available on favorable terms or other circumstances prevent development. Similarly, there can be no assurance that if the Company does pursue one or more of these potential Communities that it will be able to complete construction within the currently estimated development budgets or that construction can be started at the time currently anticipated.

                                    18 of 22

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

Capitalized expenditures for the nine months ended September 30, 1996 and 1995 are summarized as follows (dollars in thousands):

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                      ------------------------
                                                                       1996             1995
                                                                      -------         --------
Acquisition of new Communities(1)...................................  $21,913         $ 82,866
Construction of new Communities(2)..................................   59,431           28,724
Capitalized interest................................................    2,884            2,232
Non-recurring capital expenditures:
  Construction of garages...........................................      720               16
  Access gates......................................................      133               --
  New signage.......................................................      113               --
  Water meters......................................................      201               --
  Washer/dryer units................................................       96               --
  Major improvements................................................    1,037               --
  Improvements at acquisition.......................................       --              357
  Other.............................................................       29               --
                                                                      -------         --------
          Total non-recurring.......................................    2,329              373
                                                                      -------         --------
Recurring capital expenditures:
  Exterior painting.................................................      661              670
  Other.............................................................    1,144            1,115
                                                                      -------         --------
          Total recurring...........................................    1,805            1,785
                                                                      -------         --------
                                                                      $88,362         $115,980
                                                                      =======         ========

---------------

(1) Includes the assumption of $14.3 million and $52.6 million of debt in 1996 and 1995, respectively. In addition, includes conversion of equity investment into fixed assets of $1.2 million in conjunction with the purchase of Summit Plantation in 1996 and the issuance of 1.5 million Units of the Operating Partnership with a value of $26.2 million in 1995.

(2) Includes the issuance of $2.1 million of Units in the Operating Partnership for the acquisition of land in 1996.

Recurring capital expenditures per apartment home for the nine months ended September 30, 1996 and 1995 were $167 and $197, respectively.

Construction of new Communities was funded primarily by development loans, equity offering proceeds and borrowing under the Credit Facility. Other additions and improvements were funded primarily by Community operations and the Credit Facility.

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

                                    19 of 22

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

Funds from Operations and Funds Available for Distribution are calculated as follows (dollars in thousands):

                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                              -------------------------   -------------------------
                                                 1996          1995          1996          1995
                                              -----------   -----------   -----------   -----------
Net income..................................  $     4,250   $     3,633   $    11,154   $     8,626
Minority Interest of Unitholders in
  Operating Partnership.....................          974           846         2,652         1,939
Extraordinary items.........................          516            --           516            63
Depreciation:
  Operating Communities.....................        4,673         4,060        13,221        10,854
  Summit Plantation.........................           --            26            33            38
                                              -----------   -----------   -----------   -----------
Funds from Operations.......................       10,413         8,565        27,576        21,520
Recurring capital expenditures..............         (402)         (649)       (1,805)       (1,785)
                                              -----------   -----------   -----------   -----------
Funds Available for Distribution............  $    10,011   $     7,916   $    25,771   $    19,735
                                              ===========   ===========   ===========   ===========
Weighted average shares outstanding.........   20,040,578    16,440,242    17,742,425    14,227,007
                                              ===========   ===========   ===========   ===========
Weighted average shares and Units
  outstanding...............................   24,070,632    20,378,171    21,769,807    17,399,947
                                              ===========   ===========   ===========   ===========

The above Funds from Operations calculations in both 1996 and 1995 reflect changes required by NAREIT for fiscal years beginning in 1996. The primary effect of the changes on the Company's calculation of Funds from Operations was that amortization of financing cost is no longer added back in arriving at Funds from Operations. Funds from Operations under the previous calculation method would have been $28.4 million and $22.4 million for the nine months ended September 30, 1996 and 1995, respectively, and would have been $10.7 million and $8.9 million for the three months ended September 30, 1996 and 1995, respectively.

                                    20 of 22

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 1.  Final Underwriting Agreement for 1996 Equity Offering.

10.  $31,000,000 Loans From Wachovia Bank of North Carolina, N.A.

27.  Financial Data Schedule (for SEC use only).

                                    21 of 22

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SUMMIT PROPERTIES INC.

October 28, 1996                          /s/  Michael L. Schwarz
------------------------                  --------------------------------------
(Date)                                       Michael L. Schwarz,
                                             Executive Vice President and Chief
                                             Financial Officer

                                    22 of 22