Form 10-K
period 1996-12-31
SUMMIT PROPERTIES INC
filed 1997-02-27
CIK 915773

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996       Commission file number 1-12792
                             SUMMIT PROPERTIES INC.

             (Exact name of registrant as specified in its charter)
                         ------------------------------

                    MARYLAND                                        56-1857807
        (State or other jurisdiction of                          (I.R.S. Employer
         incorporation or organization)                        Identification No.)

             212 SOUTH TRYON STREET
                   SUITE 500
           CHARLOTTE, NORTH CAROLINA                                  28281
    (Address of principal executive offices)                        (Zip Code)

                                 (704) 334-9905
              (Registrant's telephone number, including area code)
                         ------------------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     COMMON STOCK, PAR VALUE $.01 PER SHARE                  NEW YORK STOCK EXCHANGE
             (Title of each class)                 (Name of each exchange on which registered)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X       No __
          -
(1)  Yes  X       No __
          -

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant, as of February 20, 1997, was $456,616,250.

     The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of February 20, 1997, was 23,072,136.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1997 Proxy Statement for the Registrant's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K, are incorporated by reference in Part III, Items 10, 11, 12 and 13, of this Form 10-K.

================================================================================

                               TABLE OF CONTENTS

 ITEM                                                                  PAGE
 ----                                                                  ----
PART I

1.       Business....................................................     3

2.       Properties..................................................     8

3.       Legal Proceedings...........................................    10

4.       Submission of Matters to a Vote of Security Holders.........    10

PART II

5.       Market for Registrant's Common Equity and Related
           Stockholder Matters.......................................    11

6.       Selected Financial Data.....................................    12

7.       Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................    14

8.       Financial Statements and Supplementary Data.................    25

9.       Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure..................................    25

PART III

10.      Directors and Executive Officers of the Registrant..........    26

11.      Executive Compensation......................................    26

12.      Security Ownership of Certain Beneficial Owners and
           Management................................................    26

13.      Certain Relationships and Related Transactions..............    26

PART IV

14.      Exhibits, Financial Statement Schedules and Reports on Form
           8-K.......................................................    27

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

Summit Properties Inc. ("the Company") is one of the largest developers and operators of luxury garden apartment communities (the "Communities") in the southeastern United States. The Company's current portfolio consists of 51 apartment Communities with 11,788 apartment homes, including Summit Foxcroft in which the Company has a 75% managing general partner interest. The Company also has nine apartment Communities with 2,716 apartment homes under construction or in lease-up.

The Communities are located in six states throughout the southeastern United States, as well as in Delaware, Ohio and Indiana. For the year ended December 31, 1996, the average physical occupancy rate of the Company's stabilized Communities was 93.3%, and the average monthly rental revenue for these Communities was $698 per apartment home. A Community is considered to be stabilized at the earlier of its attainment of 93.0% physical occupancy or one year from the completion of construction. The Company also manages approximately 7,520 apartment homes for unrelated third parties. The Company is a fully integrated organization with multifamily development, construction, acquisition and management expertise which employs approximately 560 individuals.

The Company's business is conducted principally through Summit Properties Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"), of which the Company is the sole general partner and an 84.8% economic owner. The Company's third party management and certain construction and other businesses are conducted through its subsidiaries, Summit Management Company, a Maryland corporation (the "Management Company"), and Summit Apartment Builders, Inc., a Florida corporation (the "Construction Company"). Except where otherwise explicitly noted, the "Company" shall also hereinafter refer to the Operating Partnership, the Management Company and the Construction Company.

The Company has chosen to focus its efforts in three high growth regions of the southeast: the corridor connecting Atlanta, Charlotte and the Raleigh-Durham area of North Carolina, (the "I-85 Corridor"), central and south Florida and the Greater Washington, DC/Virginia area. In keeping with this strategy, the Company has established city operating offices in Charlotte, North Carolina; Tampa, Florida; Reston, Virginia; Atlanta, Georgia; Fort Lauderdale, Florida and Raleigh, North Carolina. These city offices have direct responsibility for selecting and overseeing new developments and for managing the Communities in their geographic areas. This decentralized structure enables corporate management to maintain tight controls and allows the Company to compete effectively in its core markets, while efficiently allocating development and acquisition capital to those markets that will yield the highest risk-adjusted return.

OPERATING PHILOSOPHY

The Company seeks to maximize the economic return from its Communities by optimizing the trade-off between increasing rental rates and maintaining high occupancy levels. Consistent with this strategy, the Company is among the rental rate leaders in its markets. Although this strategy may result in slightly lower occupancy rates, the Company believes that the dynamic tension created by this balancing strategy maximizes operating income at the property level and improves growth in the Company's cash flow over the long term. Generally, the Company has found that it is not maximizing property operating income per apartment home when occupancies are above 95%.

Historically, the Company has been able to charge market leading rents to its residents while maintaining high occupancy rates due to: the upscale features of its Communities, the comprehensive service provided by its on-site management and its favorable mix of apartment homes. The Company's geographic market focus and decentralized structure further promote income growth.

Upscale Apartment Communities. Since its inception, the Company has been dedicated to developing, acquiring and managing upscale apartment communities designed to satisfy the aesthetic and lifestyle desires of its residents. The Communities are characterized by high-quality construction, superior architecture and design and extensive resident amenities. The Communities target middle to upper income professionals who are generally attracted to these communities because of their interior and exterior ambiance, floor plan design, community location and amenities. Because these professionals often can afford to pay higher rents, the ability of the Company to raise rents is constrained only by its markets and not the income of its residents. This resident profile, the Company believes, results in rental growth potential and risk-adjusted returns that are more favorable than those available in other classes of apartment communities.

Dedication to Customer Service. The Company has long stressed the importance of developing strong customer relationships with its residents. The Company's total commitment to resident satisfaction is further evidenced by its "Sundown Policy" which mandates a response by the appropriate Company employee to any resident inquiry or complaint no later than "sundown" of the day on which the inquiry or complaint was received. The Company has sought to provide its residents with experienced, well-trained and attentive management staffs. Every Community employee enters into a comprehensive training program when he or she is hired by the Company. This training program ensures that employees have a clear understanding of their job responsibilities, the high standards of performance expected of them and the Company's operating philosophies. On-going Company sponsored training following each employee's initial employment period further enhances employee productivity. The Company believes that this training regimen along with a proven hiring process has produced a higher quality management staff, evidenced by higher resident satisfaction at the Communities and lower employee turnover.

Mix of Apartment Homes. The Company has sought to respond to the desires of its target customer base by adjusting the unit composition and features of the Communities. There have been broad demographic changes in the Company's resident mix over the past ten years. Today's renters are older, more affluent and, accordingly, desire larger apartment homes with more amenities. The Company has responded to these shifts by developing and acquiring Communities with a greater proportion of large two and three bedroom units with extensive amenities. Because these features are generally not present in older apartment communities, the Company, especially through its development activity, believes it is more competitively positioned to meet the desires of its target renter group than some of its competitors with older apartment portfolios.

Market Focus. 93% of the Company's portfolio is located in its three core markets: the I-85 Corridor, central and south Florida and the Greater Washington, DC/Virginia area. This market focus has enabled the Company to capitalize on the stronger than average growth in population, employment and household formation experienced in these markets in the past several years. Additionally, it allows the Company to gain better brand recognition and improve operating efficiencies.

Decentralized Organizational Structure. The Company's operational structure reflects its geographic market focus. The Company's decentralized format provides each of its six city offices with operating accountability and control over its respective market area. In addition, it capitalizes on specific market knowledge which allows for superior site selection and valuation in connection with the development of new communities, enhanced asset management and the efficient allocation of capital to those development opportunities with the greatest potential for financial performance.

1996 ACTIVITY

As of December 31, 1996, the Company had nine apartment Communities containing 2,716 apartment homes, with a budgeted cost of $201.5 million, under construction. In 1996 the Company also completed development of four Communities containing 1,061 apartment homes and acquired the remaining 75% interest in a joint venture with 262 apartment homes.

Properties Under Construction. The following provides summary information regarding the nine Communities under construction as of December 31, 1996 (dollars in thousands):

                                                        TOTAL               ESTIMATED   ANTICIPATED
                                          APARTMENT   ESTIMATED   COST TO    COST TO    CONSTRUCTION
               COMMUNITY                    HOMES       COSTS      DATE     COMPLETE     COMPLETION
----------------------------------------  ---------   ---------   -------   ---------   ------------
Summit on the River -- Atlanta, GA......       352    $ 23,900    $20,496   $  3,404      Q2 1997
Summit Russett -- Laurel, MD............       314      22,100     17,729      4,371      Q2 1997
Summit Stonefield -- Yardley, PA........       216      18,370      7,893     10,477      Q4 1997
Summit Sedgebrook I -- Charlotte, NC....       248      15,640      3,520     12,120      Q4 1997
Summit Ballantyne I -- Charlotte, NC....       246      16,800      4,138     12,662      Q4 1997
Summit Plantation II -- Plantation,
  FL....................................       240      22,000      6,217     15,783      Q4 1997
Summit Lake I -- Raleigh, NC............       302      19,700      2,805     16,895      Q2 1998
Summit Fair Lakes I -- Fairfax, VA......       370      32,900      6,790     26,110      Q4 1998
Summit New Albany -- Columbus, OH.......       428      30,100      3,778     26,322      Q1 1999
Other development and construction
  costs.................................        --          --     12,791         --
                                          --------    --------    -------   --------
                                             2,716    $201,510    $86,157   $128,144
                                          ========    ========    =======   ========

The Company is optimistic about the operating prospects of the Communities under construction even with the increased supply of newly constructed apartment homes of comparable quality in many of its markets. As with any development project, there are uncertainties and risks associated with the development of the communities described above. While the Company has prepared development budgets and has estimated completion and stabilization target dates based on what it believes are reasonable assumptions in light of current conditions, there can be no assurance that actual costs will not exceed current budgets or that the Company will not experience construction delays due to the unavailability of materials, weather conditions or other events. Similarly, market conditions at the time these communities become available for leasing will affect the period of time necessary to achieve stabilization and could result in achieving stabilization later than currently anticipated.

GROWTH STRATEGIES

The Company's objective is to increase Funds from Operations per share and distributions to stockholders through three core strategies: increasing cash flow from existing Communities, development activity, and acquisitions of additional Communities.

Increase Cash Flow From Existing Communities. The Company seeks to maximize the economic return from its Communities by optimizing the trade-off between increasing rental rates and maintaining high occupancy levels. Consistent with this strategy, the Company is among the rental rate leaders in its markets. Even though this strategy may result in slightly lower occupancy rates, the Company believes that the dynamic tension created by this balancing strategy maximizes operating income at the property level and improves growth in the Company's cash flow over the long term. The Company's affluent resident profile, well-trained property management staff and management information systems support this strategy. For the year ended December 31, 1996, average rent per apartment home for the Company's Communities that were stabilized during the comparable period in 1995 increased 3.8%, and property operating income from these Communities increased 3.1% for the same period. Average occupancy, rental revenue and property operating income levels for the Company's Communities that were stabilized during the comparable periods are as follows for the years set forth below:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1996     1995     1994
                                                              ------   ------   ------
Average Physical Occupancy..................................    93.1%    94.0%    93.3%
Average Monthly Rental Revenue per Apartment Home...........  $  714   $  682   $  650
Average Monthly Rental Revenue per Apartment Home Growth
  Rate......................................................     3.8%     4.9%     5.1%
Property Operating Income Growth Rate (1)...................     3.1%     6.6%     8.8%
Number of Communities.......................................      32       27       27

(1) Property Operating Income is defined as total rental and other property revenues less property operating and maintenance expense (excluding depreciation and amortization).

Development. Development of new communities has been the foundation of the Company's growth. Since its founding, the Company has developed more than $1 billion of multifamily apartment communities, representing over 20,000 apartment homes. Of its 51 Communities, 34 have been developed by the Company or its predecessors. The Company attributes much of its historical cash flow growth to the quality of the apartment Communities it has developed over the years. Where favorable opportunities exist, the Company plans to continue to capitalize on its extensive experience and proven reputation as a developer by developing new Communities.

The Company is also conducting feasibility and other pre-development work for nine new Communities. The Company either owns or holds options to purchase the land for each of these potential developments (dollars in millions):

                                                                                       ANTICIPATED
                                                       APARTMENT      DEVELOPMENT      CONSTRUCTION
           COMMUNITIES IN PRE-DEVELOPMENT                HOMES          BUDGETS           START
-----------------------------------------------------  ---------      -----------      ------------
Summit Norcroft II -- Charlotte, NC..................        54        $     3.5           1Q97
Summit Governors Village -- Chapel Hill, NC..........       242             16.8           2Q97
Summit Doral -- Miami, FL............................       260             22.6           3Q97
Summit Weston -- Raleigh, NC.........................       365             25.1           3Q97
Summit Ballantyne II -- Charlotte, NC................       154             10.7           1Q98
Summit Sedgebrook II -- Charlotte, NC................       120              8.1           1Q98
Summit Lake II -- Raleigh, NC........................       144              9.7           1Q98
Summit Pembroke -- Pembroke Pines, FL................       300             25.8           1Q98
Summit Fair Lakes II -- Fairfax, VA..................       160             14.5           4Q98
                                                       --------        ---------
                                                          1,799        $   136.8
                                                       ========        =========

For each of these potential communities, the Company is only in the pre-development phase, and there can be no assurance that all or any one of these communities will be completed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Development Activity" for a discussion of uncertainties and risks associated with the Company's development activity.

Acquisitions. The Company also seeks to grow cash flow by acquiring existing communities that have prospects for long-term growth in excess of industry averages. The Company recently hired an acquisition specialist to support its efforts in this area. The Company has recently acquired the following Communities (dollars in thousands):

                                                          ACQUISITION      APARTMENT      PURCHASE
                       COMMUNITY                             DATE            HOMES         PRICE
--------------------------------------------------------  -----------      ---------      --------
Summit Portofino -- Broward County, FL..................     1/6/97             322       $28,000
Summit Mayfaire -- Raleigh, NC..........................    1/15/97             144         9,650
Summit Sand Lake -- Orlando, FL.........................    2/20/97             416        26,798
                                                                           --------       -------
                                                                                882       $64,448
                                                                           ========       =======

Additionally, the Company has commenced a disposition program targeting those Communities within its portfolio which do not align with the Company's long term strategic plan and growth objectives. Currently two such Communities are subject to Letters of Intent from qualified buyers. A third Community is in the initial stages of marketing. These three Communities represent 2.5% of the Company's net real estate assets. The Company does not expect to incur any losses related to the sale of these Communities.

COMPANY HISTORY

The Company was formed in 1993 to continue and expand the multifamily development, construction, acquisition, operation, management and leasing businesses of Summit Properties, and its affiliated entities, which was founded by the Company's Chairman of the Board, William B. McGuire, Jr., in 1972. In 1981, William F. Paulsen joined the Company as Chief Executive Officer and shepherded the growth of its multifamily development and management activities.

The Company organized itself as a real estate investment trust and completed its initial public offering (the "Initial Offering") of 10,000,000 shares of Common Stock on February 15, 1994 and sold an additional 1,500,000 shares upon exercise of the underwriters' over-allotment option on March 4, 1994. On June 2, 1995, the Company completed a follow-on public offering of 4,000,000 shares of Common Stock. A second follow-on public offering of 5,000,000 shares of the Company's Common Stock was completed on August 7, 1996, with an additional 750,000 shares sold upon exercise of the underwriters' over-allotment option on August 12, 1996.

The Company, a Maryland corporation, is a self-administered and self-managed real estate investment trust (a "REIT"). The Company's Common Stock is listed on the New York Stock Exchange under the symbol "SMT". The executive offices of the Company are located at 212 South Tryon Street, Suite 500, Charlotte, North Carolina 28281. The Company's telephone number is (704) 334-9905 and its facsimile number is (704) 333-8340. The Company also maintains offices in Atlanta, Georgia; Tampa, Florida; Reston, Virginia; Ft. Lauderdale, Florida and Raleigh, North Carolina.

THE OPERATING PARTNERSHIP

The Operating Partnership was formed on January 14, 1994, and is the entity through which principally all of the Company's business is conducted. The Company controls the Operating Partnership as the sole general partner and as the holder of an 84.8% economic and voting interest in the Operating Partnership. As the sole general partner of the Operating Partnership, the Company has the exclusive power to manage and conduct the business of the Operating Partnership, subject to the consent of holders (including the Company) of 85% of the units of partnership interest ("Units") in connection with a sale, transfer or other disposition of all or substantially all of the assets of the Operating Partnership, or any other transaction which would result in the recognition of a significant taxable gain to the holders of Units. The Company's general and limited partnership interests in the Operating Partnership entitle it to share in 84.8% of the cash distributions from, and in the profits and losses of, the Operating Partnership.

Each Unit of limited partnership interest may be redeemed by the holder thereof for cash equal to the fair market value of a share of the Company's Common Stock or, at the option of the Company, an equivalent number of shares of Common Stock. The Company presently anticipates that it will elect to issue shares of Common Stock in connection with redemptions of Units rather than paying cash. With each redemption of Units for Common Stock, the Company's percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of Common Stock for cash, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Units to the Company.

The Operating Partnership cannot be terminated, except in connection with a sale of all or substantially all of the assets of the Company, for a period of 99 years without a vote of the limited partners of the Operating Partnership.

ITEM 2.  PROPERTIES

THE COMMUNITIES

The Company owns and manages through the Operating Partnership 51 Communities consisting of 11,788 luxury garden apartment homes. Twenty-six of the Communities have been completed since January 1, 1990 and, as of December 31, 1996, the average age of the stabilized Communities was approximately 7.8 years. The average physical occupancy rate at the stabilized Communities was 93.3% and 94.5% for the years ended December 31, 1996 and 1995, respectively. The average monthly rental revenue per apartment home at the stabilized Communities during 1996 and 1995 was $698 and $669, respectively.

The Company has targeted ten growth markets located in six states throughout the Southeastern United States (Florida, Georgia, Maryland, North Carolina, South Carolina and Virginia) as well as in Delaware, Indiana and Ohio as shown below:

                                                                        NUMBER OF      % OF TOTAL
                                                        NUMBER OF       APARTMENT       APARTMENT
                   CITY OR REGION                      COMMUNITIES        HOMES           HOMES
-----------------------------------------------------  -----------      ---------      -----------
Tampa/Sarasota, Florida..............................           9          2,248             19.1%
Charlotte, North Carolina............................          12          2,164             18.4
Raleigh/Central North Carolina.......................           9          1,697             14.4
Washington, DC.......................................           5          1,307             11.0
South Florida........................................           4          1,197             10.2
Other................................................           4            882              7.5
Atlanta, Georgia.....................................           3            877              7.4
Richmond, Virginia...................................           3            862              7.3
Indianapolis, Indiana................................           1            314              2.7
Orlando, Florida.....................................           1            240              2.0
                                                       ----------       --------        ---------
          Total......................................          51         11,788            100.0%
                                                       ==========       ========        =========

All of the Communities target middle to upper income apartment renters as customers and have amenities, unit sizes and unit mixes consistent with the desires of this resident population.

The following table highlights certain information regarding the Communities:

                                                                                        AVERAGE     AVERAGE     AVERAGE
                                                              NUMBER OF      YEAR      APARTMENT   OCCUPANCY   OCCUPANCY
MARKET AREA/COMMUNITY               LOCATION       ZIP CODE   APARTMENTS   COMPLETED     SIZE        1996        1995
------------------------------  -----------------  --------   ----------   ---------   ---------   ---------   ---------
ATLANTA
Summit Glen...................  Atlanta, GA         30342            242     1992            983        91.9        93.7
Summit Springs................  Norcross, GA        30093            312     1990            934        92.6        95.6
Summit Village................  Marietta, GA        30062            323     1991            984        91.8        95.0
                                                              ----------               ---------   ---------   ---------
ATLANTA SUBTOTAL/WEIGHTED AVERAGE..........................          877                     966        92.1        94.9
CHARLOTTE
Summit Arbors.................  Charlotte, NC       28202            120     1986            944        94.8        95.8
Summit Charleston.............  Charlotte, NC       28212            214     1986            806        93.3        94.7
Summit Creek..................  Charlotte, NC       28210            260     1983            910        92.7        95.7
Summit Crossing...............  Charlotte, NC       28210            128     1985            978        96.3        97.6
Summit Fairview...............  Charlotte, NC       28226            135     1983          1,036        93.6        94.1
Summit Foxcroft(1)............  Charlotte, NC       28226            156     1979            940        93.4        96.6
Summit Green(2)...............  Charlotte, NC       28262            300     1996          1,098         N/A         N/A
Summit Hollow.................  Charlotte, NC       28226            232     1978            949        94.5        95.3
Summit Norcroft...............  Charlotte, NC       28269            162     1991          1,112        94.0        94.6
Summit Radbourne..............  Charlotte, NC       28269            225     1991          1,006        92.0        96.7
Summit Simsbury...............  Charlotte, NC       28226            100     1985            874        93.6        95.3
Summit Touchstone.............  Charlotte, NC       28226            132     1986            899        94.0        94.8
                                                              ----------               ---------   ---------   ---------
CHARLOTTE SUBTOTAL/WEIGHTED AVERAGE........................        2,164                     969        93.7        95.6
INDIANAPOLIS
Summit River Crossing(2)......  Indianapolis, IN    46240            314     1996          1,086         N/A         N/A
ORLANDO
Summit Fairways(2)............  Orlando, FL         32779            240     1996          1,304         N/A         N/A
RALEIGH/CENTRAL NORTH CAROLINA
Summit Creekside..............  Hickory, NC         28601            118     1981          1,006        96.2        97.6
Summit Eastchester............  High Point, NC      27262            172     1981            947        96.1        97.5
Summit Highland...............  Raleigh, NC         27612            172     1987            986        94.5        94.2
Summit Hill I.................  Chapel Hill, NC     27514            204     1991            904        93.3        95.4
Summit Hill II(2).............  Chapel Hill, NC     27514            207     1996          1,023         N/A         N/A
Summit Oak....................  Goldsboro, NC       27534            100     1982            918        96.7        97.3
Summit Old Town...............  Winston-Salem, NC   27106            172     1979            954        90.9        95.5
Summit Sherwood...............  Winston-Salem, NC   27106            190     1968          1,028        95.2        95.0
Summit Square.................  Durham, NC          27707            362     1990            925        92.1        91.7
                                                              ----------               ---------   ---------   ---------
RALEIGH/CENTRAL NORTH CAROLINA
SUBTOTAL/WEIGHTED AVERAGE..................................        1,697                     963        93.9        94.9
RICHMOND
Summit Breckenridge...........  Glen Allen, VA      23060            300     1987            928        95.1        95.0
Summit Stony Point............  Richmond, VA        23235            250     1986          1,045        93.2        95.6
Summit Waterford..............  Midlothian, VA      23112            312     1990            995        91.4        95.2
                                                              ----------               ---------   ---------   ---------
RICHMOND SUBTOTAL/WEIGHTED AVERAGE.........................          862                     986        93.2        95.2
SOUTH FLORIDA
Summit Aventura(2)............  Aventura, FL        33108            379     1995          1,170         N/A         N/A
Summit Del Ray................  Delray Beach, FL    33445            252     1993            968        91.5        93.2
Summit Palm Lake..............  W. Palm Beach, FL   33417            304     1992            919        96.7        94.1
Summit Plantation(3)..........  Plantation, FL      33324            262     1995          1,283         N/A         N/A
                                                              ----------               ---------   ---------   ---------
SOUTH FLORIDA SUBTOTAL/WEIGHTED AVERAGE....................        1,197                   1,088        94.3        93.7
TAMPA/SARASOTA
                                St. Petersburg,
Summit Gateway................  FL                  33716            212     1987            828        93.7        94.4
Summit Hampton................  Bradenton, FL       34210            352     1988            933        93.0        94.2
Summit Heron's Run............  Sarasota, FL        34232            274     1990            863        92.5        92.0
Summit Lofts..................  Palm Harbour, FL    33684            200     1990          1,045        90.8        90.7
Summit McIntosh...............  Sarasota, FL        34232            212     1990            855        93.9        93.0
Summit Perico.................  Bradenton, FL       34209            256     1990            911        93.5        94.4
Summit Providence.............  Brandon, FL         33511            444     1991            952        93.0        92.2
Summit Station................  Tampa, FL           33624            230     1990            902        92.6        94.8
Summit Walk...................  Tampa, FL           33618             68     1993          1,614        95.9        95.1
                                                              ----------               ---------   ---------   ---------
TAMPA/SARASOTA SUBTOTAL/WEIGHTED AVERAGE...................        2,248                     936        93.0        93.2

                                 AVERAGE     AVERAGE
                                RENT PER    RENT PER
                                APARTMENT   APARTMENT
MARKET AREA/COMMUNITY             1996        1995
------------------------------  ---------   ---------
ATLANTA
Summit Glen...................  $     847   $     823
Summit Springs................        708         673
Summit Village................        735         705
                                ---------   ---------
ATLANTA SUBTOTAL/WEIGHTED AVER        756         726
CHARLOTTE
Summit Arbors.................        748         692
Summit Charleston.............        581         562
Summit Creek..................        624         580
Summit Crossing...............        649         609
Summit Fairview...............        726         724
Summit Foxcroft(1)............        643         600
Summit Green(2)...............        N/A         N/A
Summit Hollow.................        656         610
Summit Norcroft...............        805         800
Summit Radbourne..............        786         770
Summit Simsbury...............        734         701
Summit Touchstone.............        677         639
                                ---------   ---------
CHARLOTTE SUBTOTAL/WEIGHTED AV        687         656
INDIANAPOLIS
Summit River Crossing(2)......        N/A         N/A
ORLANDO
Summit Fairways(2)............        N/A         N/A
RALEIGH/CENTRAL NORTH CAROLINA
Summit Creekside..............        566         517
Summit Eastchester............        559         510
Summit Highland...............        703         693
Summit Hill I.................        687         653
Summit Hill II(2).............        N/A         N/A
Summit Oak....................        532         508
Summit Old Town...............        542         500
Summit Sherwood...............        526         487
Summit Square.................        763         745
                                ---------   ---------
RALEIGH/CENTRAL NORTH CAROLINA
SUBTOTAL/WEIGHTED AVERAGE.....        635         604
RICHMOND
Summit Breckenridge...........        706         665
Summit Stony Point............        724         692
Summit Waterford..............        685         636
                                ---------   ---------
RICHMOND SUBTOTAL/WEIGHTED AVE        704         662
SOUTH FLORIDA
Summit Aventura(2)............        N/A         N/A
Summit Del Ray................        852         870
Summit Palm Lake..............        743         713
Summit Plantation(3)..........        N/A         N/A
                                ---------   ---------
SOUTH FLORIDA SUBTOTAL/WEIGHTE        792         784
TAMPA/SARASOTA
Summit Gateway................        626         611
Summit Hampton................        630         598
Summit Heron's Run............        653         632
Summit Lofts..................        690         694
Summit McIntosh...............        684         655
Summit Perico.................        657         621
Summit Providence.............        659         658
Summit Station................        619         594
Summit Walk...................      1,052       1,005
                                ---------   ---------
TAMPA/SARASOTA SUBTOTAL/WEIGHT        663         644


                                                                                        AVERAGE     AVERAGE     AVERAGE
                                                              NUMBER OF      YEAR      APARTMENT   OCCUPANCY   OCCUPANCY
MARKET AREA/COMMUNITY               LOCATION       ZIP CODE   APARTMENTS   COMPLETED     SIZE        1996        1995
------------------------------  -----------------  --------   ----------   ---------   ---------   ---------   ---------
WASHINGTON, DC
                                Fredericksburg,
Summit Belmont................  VA                  22401            300     1987            881        90.2        93.9
Summit Meadow.................  Columbia, MD        21045            178     1990          1,020        93.6        94.8
Summit Pike Creek.............  Newark, DE          19711            264     1988            899        95.8        94.3
Summit Reston.................  Reston, VA          22090            418     1987            854        93.9        95.5
Summit Windsor................  Frederick, MD       21701            147     1989            911        92.7        93.7
                                                              ----------               ---------   ---------   ---------
WASHINGTON, DC SUBTOTAL/WEIGHTED AVERAGE...................        1,307                     898        93.2        94.6
OTHER
Summit Blue Ash...............  Blue Ash, OH        45242            242     1992          1,158        95.6        97.0
Summit Park...................  Forest Park, OH     45240            316     1989            963        91.7        94.7
Summit Beacon Ridge...........  Greenville, SC      29615            144     1988          1,046        91.9        95.4
Summit East Ridge.............  Greenville, SC      29687            180     1986            959        92.0        93.5
                                                              ----------               ---------   ---------   ---------
OTHER SUBTOTAL/WEIGHTED AVERAGE............................          882                   1,029        92.9        95.2
                                                              ----------               ---------   ---------   ---------
Total Weighted Average........                                    11,788                     982       93.3%        94.6%
                                                              ==========               =========   =========   =========

                                 AVERAGE     AVERAGE
                                RENT PER    RENT PER
                                APARTMENT   APARTMENT
MARKET AREA/COMMUNITY             1996        1995
------------------------------  ---------   ---------
WASHINGTON, DC

Summit Belmont................        622         600
Summit Meadow.................        864         832
Summit Pike Creek.............        800         738
Summit Reston.................        917         866
Summit Windsor................        681         675
                                ---------   ---------
WASHINGTON, DC SUBTOTAL/WEIGHT        792         753
OTHER
Summit Blue Ash...............        769         735
Summit Park...................        602         575
Summit Beacon Ridge...........        653         632
Summit East Ridge.............        568         544
                                ---------   ---------
OTHER SUBTOTAL/WEIGHTED AVERAG        649         622
                                ---------   ---------
Total Weighted Average........  $     698   $     669
                                =========   =========

(1) Summit Foxcroft is held by a partnership in which the Company is a 75% managing general partner.

(2) Community was not stabilized for entire period.

(3) Community acquired April 1, 1996.

Each Community has many of the following features: swimming pools, tennis, racquetball and volleyball courts, saunas, whirlpools, fitness facilities, picnic areas, large clubhouses and convenient parking facilities. Most of the apartment homes offer amenities that include spacious open living areas, sunrooms, patios or balconies, sunken living rooms, fireplaces, built-in shelves or entertainment centers, large storage areas or walk-in closets, vaulted ceilings, ceiling fans and separate in-home laundry facilities or laundry hook-ups. In addition to these physical amenities, each Community has its own highly trained and experienced on-site management and maintenance staff to ensure that courteous and responsive service is provided to its residents.

COMMUNITY MANAGEMENT

Each of the Communities is managed by the Company's property management staff. The property management team for each Community includes supervision by a regional vice-president and regional property manager, as well as on-site management, maintenance personnel and an off-site support staff. Community management teams perform leasing and rent collection functions and coordinate resident services. All personnel are extensively trained and experienced and are encouraged to continue their education through both Company-designed and outside courses.

ITEM 3.  LEGAL PROCEEDINGS

Neither the Company nor any of the Communities is presently subject to any material litigation nor, to the Company's knowledge, is any litigation threatened against the Company or any of the Communities, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the business or financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock began trading on the New York Stock Exchange (the "NYSE") on February 8, 1994 under the symbol "SMT". The following table sets forth the quarterly high and low sales prices per share reported on the NYSE.

                                                           1996                    1995
                                                    ------------------      ------------------
                     QUARTER                         HIGH        LOW         HIGH        LOW
--------------------------------------------------  ------      ------      ------      ------
January 1 through March 31........................  $21.25      $19.00      $19.13      $16.25
April 1 through June 30...........................   20.50       18.50       18.00       15.88
July 1 through September 30.......................   20.13       18.00       18.88       16.88
October 1 through December 31.....................   22.50       19.13       19.88       18.13

On February 20, 1997, the last reported sale price of the Common Stock on the NYSE was $20.25. On February 14, 1997, there was 409 holders of record of 23,072,136 shares of the Company's Common Stock.

The Company declared a dividend of $.3875 per share of Common Stock for each of the four quarters in 1996, which was paid on May 15, 1996 for the first quarter, August 15, 1996 for the second quarter, November 15, 1996 for the third quarter, and February 14, 1997 for the fourth quarter.

The Company declared a dividend of $.3775 per share of Common Stock for each of the four quarters in 1995, which was paid on May 15, 1995 for the first quarter, August 15, 1995 for the second quarter, November 15, 1995 for the third quarter, and February 14, 1996 for the fourth quarter.

The Company issued 106,330 Units in the Operating Partnership in conjunction with the purchase of the Summit Sedgebrook land while 9,474 Units in the Operating Partnership were exchanged for 9,474 shares of the Company's Common Stock during 1996. Such shares of the Company's Common Stock were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. In light of the status of each recipient of Common Stock in such transactions as a high net worth individual, management of the Company believes that it has obtained sufficient information to reasonably conclude that each recipient of Common Stock was either an "accredited investor" or, either alone or with his or her representative, had knowledge and experience in financial and business matters that he or she was capable of evaluating the merits and risks of owning shares of the Company's Common Stock.

The Company intends to continue to make regular quarterly dividends to holders of shares of Common Stock. Future dividends will be declared at the discretion of the Board of Directors and will depend on actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, and such other factors as the Board of Directors may deem relevant. The Board of Directors may modify the Company's dividend policy from time to time.

In March 1995, the Company put in place a dividend reinvestment program under which holders of Common Stock may elect automatically to reinvest their dividends in additional shares of Common Stock. To fulfill its obligations under this program, the Company may either issue additional shares of Common Stock or repurchase Common Stock in the open market.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and other information on a consolidated historical basis for the Company and its predecessors (the "Summit Entities") as of and for each of the years in the five-year period ended December 31, 1996. This table should be read in conjunction with the Consolidated Financial Statements of Summit Properties Inc. and the Notes thereto included elsewhere herein.

                            SELECTED FINANCIAL DATA
                    SUMMIT PROPERTIES INC. (HISTORICAL) (1)

                                                               YEARS ENDED DECEMBER 31,
                                               ---------------------------------------------------------
                                                 1996        1995        1994        1993        1992
                                               ---------   ---------   ---------   ---------   ---------
                                                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PROPERTY
                                                                     INFORMATION)
OPERATING INFORMATION:
Revenue
  Rental.....................................  $  88,864   $  70,773   $  54,198   $  45,561   $  39,693
  Property management(2).....................         --          --         536       4,102       2,988
  Interest and other.........................      5,625       4,221       3,700       3,779       4,393
                                               ---------   ---------   ---------   ---------   ---------
         Total...............................     94,489      74,994      58,434      53,442      47,074
                                               ---------   ---------   ---------   ---------   ---------
Property operating and maintenance expense
  (before depreciation and amortization).....     35,226      28,012      21,502      18,991      17,306
Property management expenses(2)..............         --          --         366       2,799       2,453
Interest expense.............................     17,138      14,802      14,067      26,400      25,925
Depreciation and amortization................     18,208      15,141      11,700       9,735       9,219
REIT formation costs.........................         --          --         457          --          --
General and administrative expense...........      2,557       1,949       1,756       1,375       1,973
Loss from equity investments.................        173          39          59          --          --
                                               ---------   ---------   ---------   ---------   ---------
         Total...............................     73,302      59,943      49,907      59,300      56,876
                                               ---------   ---------   ---------   ---------   ---------
Income (loss) before extraordinary items and
  minority interest of unitholders in
  Operating Partnership......................  $  21,187   $  15,051   $   8,527   $  (5,858)  $  (9,802)
                                               =========   =========   =========   =========   =========
Net income (loss)............................  $  16,948   $  11,819   $  14,032   $  (3,408)  $  (9,802)
                                               =========   =========   =========   =========   =========
Income per share before extraordinary
  items......................................  $     .92   $     .83   $     .64         N/A         N/A
                                               =========   =========   =========   =========   =========
Net income per share.........................  $     .90   $     .80   $    1.28         N/A         N/A
                                               =========   =========   =========   =========   =========
Dividends per share..........................  $    1.55   $    1.51   $    1.29         N/A         N/A
                                               =========   =========   =========   =========   =========
Weighted average shares outstanding..........     18,915      14,754      10,992         N/A         N/A
                                               =========   =========   =========   =========   =========
Weighted average shares and units
  outstanding................................     22,941      18,117      13,390         N/A         N/A
                                               =========   =========   =========   =========   =========

OTHER INFORMATION:
Cash flow provided by (used in):
  Operating activities.......................  $  41,176   $  30,994   $  17,525   $   8,712   $   4,475
  Investing activities.......................   (103,971)    (63,734)   (113,741)     (2,092)    (16,106)
  Financing activities.......................     63,579      34,440      88,993      (9,141)     14,123
Funds from Operations(3).....................  $  39,391   $  30,148   $  20,120   $   3,777   $    (683)
Recurring capital expenditures...............  $   3,291   $   2,180   $   1,710   $   1,050   $     591
Funds Available for Distribution(4)..........  $  36,100   $  27,968   $  18,410   $   2,727   $  (1,274)
Non-recurring capital expenditures(5)........  $   2,973   $     864          --          --          --
Total completed communities (at end of
  period)....................................         51          46          32          27          26
Total apartment homes developed(6)...........      1,061         379          --         320         788
Total apartment homes acquired...............        262       2,025       1,332          --          --
Total apartment homes (at end of
  period)(7).................................     11,788      10,465       8,061       6,729       6,409
Average monthly rental revenue per apartment
  home(8)....................................  $     698   $     669   $     657   $     617   $     576
Average physical occupancy(9)................       93.3%       94.5%       93.5%       93.1%       93.3%

                                                              DECEMBER 31,
                                          ----------------------------------------------------
                                            1996       1995       1994       1993       1992
                                          --------   --------   --------   --------   --------
BALANCE SHEET INFORMATION:
Real estate, before accumulated
  depreciation..........................  $704,779   $586,264   $439,025   $317,374   $313,634
Total assets............................   634,991    533,252    397,945    297,670    309,239
Total long-term debt....................   309,933    297,010    249,009    315,847    319,916
Stockholders' equity (deficiency).......   257,214    175,454    115,525    (38,127)   (28,825)

(1) For purposes of the Selected Financial Data, historical information is presented both for the Company and its predecessors; provided that historical financial information for its predecessors only includes information relating to the Communities held by the Company immediately following the Initial Offering and the entities which provided property and general management services for those Communities.

(2) Consists of revenues and expenses from property management services provided to Communities owned by unrelated third parties and by certain predecessor partnerships prior to the Initial Offering. Since the Initial Offering, these services have been performed by Summit Management Company, which is accounted for under the equity method of accounting.

(3) The Company generally considers Funds from Operations to be an appropriate measure of the performance of an equity REIT. Funds from Operations, as defined by the National Association of Real Estate Investment Trusts (NAREIT), represents net income (loss) determined in accordance with generally accepted accounting principles (GAAP), excluding gains or losses from sales of assets or debt restructuring, plus certain non-cash items, primarily real estate depreciation, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for all periods consisted only of real estate depreciation. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of the Company's financial performance, or to cash flow from operating activities (determined in accordance with GAAP) as a measure of liquidity. Funds from Operations is calculated as follows (dollars in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                1996      1995      1994      1993      1992
                                               -------   -------   -------   -------   -------
     Income (loss) before extraordinary items
       and Minority Interest of unitholders
       in Operating Partnership..............  $21,187   $15,051   $ 8,527   $(5,858)  $(9,802)
     Real estate depreciation................   18,204    15,097    11,593     9,635     9,119
                                               -------   -------   -------   -------   -------
     Funds from Operations...................  $39,391   $30,148   $20,120   $ 3,777   $  (683)
                                               =======   =======   =======   =======   =======

(4) Funds Available for Distribution is defined as Funds from Operations less recurring capital expenditures.

(5) Represents improvements made in conjunction with acquisitions, construction of garages and other major non-recurring capital expenditures.

(6) Represents the total number of apartment homes in Communities completed and owned by the Company during the period.

(7) Represents the total number of apartment homes in Communities completed and owned by the Company at the end of the period.

(8) Represents the average monthly rental revenue per occupied apartment home at Communities deemed to have achieved stabilized occupancy on the earlier of the attainment of 93% physical occupancy or one year after the completion of construction ("Stabilized Communities").

(9) Physical occupancy is defined as the number of apartment homes occupied divided by the total number of apartment homes contained in the Communities, expressed as a percentage, and reflects only Stabilized Communities. Physical occupancy has been calculated using the average of the midweek occupancy that existed during each week of the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-K contains forward-looking statements including, without limitation, statements relating to development activities of the Company within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company's actual results and performance of development Communities could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include general economic conditions, local real estate conditions, construction delays due to unavailability of materials, weather conditions or other delays and those factors discussed in the section entitled "Development
Activity -- Certain Factors Affecting the Performance of Development Communities" on page 23 of this Form 10-K.

OVERVIEW

The following discussion should be read in conjunction with the Consolidated Financial Statements of Summit Properties Inc. and the Notes thereto appearing elsewhere herein.

As of December 31, 1996, there were 26,434,920 Units outstanding of the Operating Partnership, of which 22,409,638, or 84.8% were owned by the Company and 4,025,282, or 15.2% were owned by other partners (including certain officers and directors of the Company).

FORMATION OF THE COMPANY, THE INITIAL OFFERING AND SUBSEQUENT OFFERINGS

On February 15, 1994, the Company completed the Initial Offering and a business combination involving entities under varying common ownership. On June 2, 1995, the Company completed an offering of four million shares of Common Stock (the "1995 Offering"). On August 7, 1996 the Company completed an offering of five million shares of Common Stock and sold an additional 750,000 shares upon exercise of the underwriters' over-allotment option on August 12, 1996 (the "1996 Offering"). The net proceeds from the Initial Offering were used by the Company to acquire a controlling interest in the Operating Partnership, which was formed to succeed to interests in a portfolio of 27 Communities, comprising a total of 6,729 apartment homes, to acquire Summit Stony Point comprising 250 apartment homes, and to acquire certain development, construction, management and leasing businesses of the Company's predecessors (collectively, "Summit Entities"). Summit Entities' third party management businesses were transferred to Summit Management Company (the "Management Company"), in which the Operating Partnership owns a 1% voting interest and a 99% economic interest. Summit Apartment Builders, Inc. (the "Construction Company"), which was formed to perform certain construction services for the Company, is wholly-owned by the Management Company. The Company's interest in the Management Company and the Construction Company is accounted for under the equity method of accounting. The net proceeds from the 1995 and 1996 Offerings were used to repay debt and fund development costs.

HISTORICAL RESULTS OF OPERATIONS

The Company's net income is generated primarily from the operations of its apartment communities (the "Communities"). The changes in operating results from period to period reflect changes in existing community performance as well as increases in the number of apartment homes due to the acquisition and development of Communities. Where appropriate, comparisons are made on a "stabilized Communities," "acquisition Communities" and "Communities in lease-up" basis in order to adjust for changes in the number of apartment homes. A Community is deemed to be "stabilized" at the earlier of when it has attained a physical occupancy level of at least 93% or when construction has been completed for one year. A summary of the Company's apartment homes for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                               1996        1995       1994
                                                              ------      ------      -----
Apartment homes at the beginning of the year................  11,286       8,061         --
Initial business combination................................      --          --      6,729
Acquisitions................................................     262       2,025      1,332
Developments which began rental operations during the
  year......................................................     906       1,200         --
                                                              ------      ------      -----
Apartment homes at the end of the year......................  12,454      11,286      8,061
                                                              ======      ======      =====

The 1995 acquisitions were completed in the second quarter and consisted of twelve apartment communities and a 75% interest in another apartment community, all of which were owned by The Crosland Group Inc. and its affiliates (the "Crosland Acquisition").

Results of Operations for the Years Ended December 31, 1996, 1995 and 1994

Income before minority interest of unitholders in the Operating Partnership and extraordinary items increased from 1994 ($8.5 million) to 1995 ($15.1 million) and from 1995 to 1996 ($21.2 million) primarily due to increased property operating income at stabilized Communities, property operating income from acquisition Communities and Communities in lease-up.

OPERATING PERFORMANCE OF THE COMPANY'S PORTFOLIO OF COMMUNITIES

The operating performance of the Communities is summarized below (dollars in thousands):

                                      YEAR ENDED DECEMBER 31,          YEAR ENDED DECEMBER 31,
                                   -----------------------------    -----------------------------
                                    1996      1995     % CHANGE      1995      1994     % CHANGE
                                   -------   -------   ---------    -------   -------   ---------
Property revenues:
  Stabilized communities(1)......  $66,974   $64,646       3.6%     $53,566   $50,579      5.9%
  Acquisition communities........   16,993     8,716      95.0%      19,796     6,201    219.2%
  Communities in lease-up(2).....    9,580       767   1,149.0%         767        --    100.0%
                                   -------   -------                -------   -------
Total property revenues..........   93,547    74,129      26.2%      74,129    56,780     30.6%
                                   -------   -------                -------   -------
Property operating and
  maintenance expense(3):
  Stabilized communities.........   25,302    24,245       4.4%      20,206    19,277      4.8%
  Acquisition communities........    6,444     3,492      84.5%       7,531     2,225    238.5%
  Communities in lease-up........    3,480       275   1,165.5%         275        --    100.0%
                                   -------   -------                -------   -------
Total property operating and
  maintenance expense............   35,226    28,012      25.8%      28,012    21,502     30.3%
                                   -------   -------                -------   -------
Property operating income........  $58,321   $46,117      26.5%     $46,117   $35,278     30.7%
                                   =======   =======                =======   =======
Apartment homes, end of period...   12,454    11,286      10.3%      11,286     8,061     40.0%
                                   =======   =======                =======   =======

(1) Includes Communities which were stabilized during the entire period for each of the comparable periods presented. The 1995 and 1994 comparison includes Communities acquired during the initial business combination while the 1996 and 1995 comparison also includes the Communities acquired in 1994.

(2) Includes seven Communities in 1996, of which five had completed construction as of December 31, 1996. Includes four Communities in 1995, of which one had completed construction as of December 31, 1995.

(3) Before real estate depreciation and amortization expense.

OPERATING PERFORMANCE OF THE COMPANY'S STABILIZED COMMUNITIES

The operating performance of the Communities stabilized during the entire period in each of the comparable periods presented is summarized below (dollars in thousands except average monthly rental revenue):

                                      YEAR ENDED DECEMBER 31,          YEAR ENDED DECEMBER 31,
                                   -----------------------------    -----------------------------
                                    1996      1995     % CHANGE      1995      1994     % CHANGE
                                   -------   -------   ---------    -------   -------   ---------
Property revenues:
  Rental.........................  $63,556   $61,613      3.2%      $50,971   $48,234      5.7%
  Other..........................    3,418     3,033     12.7%        2,595     2,345     10.7%
                                   -------   -------                -------   -------
Total property revenues..........   66,974    64,646      3.6%       53,566    50,579      5.9%
                                   -------   -------                -------   -------
Property operating and
  maintenance expense(1):
  Personnel......................    5,879     5,570      5.5%        4,640     4,520      2.7%
  Advertising and promotion......      680       561     21.2%          469       452      3.8%
  Utilities......................    3,041     3,034      0.2%        2,616     2,568      1.9%
  Building repairs and
     maintenance.................    5,657     5,290      6.9%        4,480     3,985     12.4%
  Real estate taxes and
     insurance...................    6,595     6,257      5.4%        5,077     4,931      3.0%
  Property supervision...........    1,671     1,602      4.3%        1,326     1,272      4.2%
  Other operating expense........    1,779     1,931     (7.9)%       1,598     1,549      3.2%
                                   -------   -------                -------   -------
Total property operating and
  maintenance expense............   25,302    24,245      4.4%       20,206    19,277      4.8%
                                   -------   -------                -------   -------
Property operating income........  $41,672   $40,401      3.1%      $33,360   $31,302      6.6%
                                   =======   =======                =======   =======
Average physical occupancy(2)....     93.1%     94.3%    (1.2)%        94.0%     93.3%     0.8%
                                   =======   =======                =======   =======
Average monthly rental
  revenue(3).....................  $   714   $   688      3.8%      $   682   $   650      4.9%
                                   =======   =======                =======   =======
Number of apartment homes........    8,061     8,061                  6,729     6,729
                                   =======   =======                =======   =======

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

Rental and other revenue increased from 1995 to 1996 due to higher rental rates partially offset by a decrease in occupancy. The 3.6% property revenue growth rate was lower than the prior year rate of growth primarily as a result of a new supply of competing multi-family Communities in the markets in which the Company operates. In 1997 the Company expects the rate of growth to be similar to the growth rate in 1996 as the supply of new multi-family Communities continues to increase balanced by the continued strength of the local economies in which the Company operates. The Company believes its expectations relative to property revenue growth are based on reasonable assumptions as to future economic conditions and the quantity of competitive multi-family Communities in the markets in which the Company does business. There can be no assurance that actual results will not differ from these assumptions.

The increase in property operating and maintenance expenses from 1995 to 1996 was primarily due to increased insurance costs ($240,000 or a 40% increase), higher advertising costs and higher building and repair costs. The increase in insurance expense was due to higher insurance rates in the Company's Florida markets, caused by the significant storm damages incurred in the past years by the insurance industry. Included in the building repairs and maintenance cost was a $148,000 or a 14% increase for replacement of carpets. Rental and other revenue increased from 1994 to 1995 due to higher rental rates and increased occupancy. The increase in property operating and maintenance expenses from 1994 to 1995 was due primarily to building repairs and maintenance expense. Replacement carpets increased $196,000 or 28.6%, which was a significant component of the building repairs and maintenance increase. As a percentage of total property revenues, property operating and maintenance expense was 37.8%, 37.5% and 38.1% for the years ended December 31, 1996, 1995 and 1994, respectively.

OPERATING PERFORMANCE OF THE COMPANY'S ACQUISITION COMMUNITIES

Acquisition Communities consist of Summit Plantation (262 apartment homes) in 1996 and the Crosland Acquisition Communities (2,025 apartment homes) in 1995. Acquisition Communities in 1994 consist of five Communities (Summit Stony Point, Summit Reston, Summit Hill I, Summit Creek and Summit Lofts). The operations of these Communities are summarized as follows (dollars in thousands except average monthly rental revenue):

                                                 YEAR ENDED DECEMBER 31,       YEAR ENDED DECEMBER 31,
                                                 -----------------------       -----------------------
                                                   1996           1995           1995           1994
                                                 ---------      --------       ---------      --------
Property revenues:
  Rental.......................................    $16,401        $8,467         $19,109        $5,964
  Other........................................        592           249             687           237
                                                   -------        ------         -------        ------
Total property revenues........................     16,993         8,716          19,796         6,201
                                                   -------        ------         -------        ------
Property operating and maintenance
  expense(1)...................................      6,444         3,492           7,531         2,225
                                                   -------        ------         -------        ------
Property operating income......................    $10,549        $5,224         $12,265        $3,976
                                                   =======        ======         =======        ======
Average physical occupancy(2)..................       94.0%         96.1%           95.5%         94.7%
                                                   =======        ======         =======        ======
Average monthly rental revenue(3)..............    $   672        $  592         $   643        $  688
                                                   =======        ======         =======        ======
Number of apartment homes:
  1994 Acquisitions............................         --            --           1,332         1,332
  1995 Acquisitions............................      2,025         2,025           2,025            --
  1996 Acquisitions............................        262            --              --            --
                                                   -------        ------         -------        ------
Total number of apartment homes................      2,287         2,025           3,357         1,332
                                                   =======        ======         =======        ======

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

The unleveraged yield, defined as property operating income over total acquisition cost, for the year ended December 31, 1996 on the Crosland Acquisition Communities was 10.7% compared to an annualized yield of 10.0% for the period from acquisition (May 16, 1995, except Summit East Ridge which was acquired June 22, 1995) to December 31, 1995.

As a percentage of total property revenues, property operating and maintenance expense was 37.9%, 40.1% and 35.9% for the years ended December 31, 1996, 1995 and 1994, respectively.

OPERATING PERFORMANCE OF THE COMPANY'S COMMUNITIES IN LEASE-UP

The Company had seven Communities in lease-up with a total of 2,106 apartment homes during the year ended December 31, 1996. A Community in lease-up is defined as one which has commenced rental operations but has not achieved stabilization as of the beginning of the period. Five of the seven Communities had completed construction as of December 31, 1996. In order to evaluate the impact of developments and lease-ups on the Company's operations, the amount of interest expensed on Communities in development and lease-up is presented. The results of operations of these seven Communities in lease-up for the last four quarters, including interest expense incurred during construction and lease-up, are summarized as follows (dollars in thousands except average monthly rental revenue):

                                                                  THREE MONTHS ENDED
                                                -------------------------------------------------------
                                                DECEMBER 31,   SEPTEMBER 30,    JUNE 30,      MARCH 31,
                                                    1996           1996           1996          1996
                                                ------------   -------------    --------      ---------
Property revenues:
  Rental......................................     $3,317         $2,792         $1,756        $1,042
  Other.......................................        241            213            135            84
                                                   ------         ------         ------        ------
Total property revenues.......................      3,558          3,005          1,891         1,126
Property operating and maintenance
  expense(1)..................................      1,192          1,003            762           523
                                                   ------         ------         ------        ------
Property operating income.....................      2,366          2,002          1,129           603
Interest expense..............................      1,775          1,400            999           662
                                                   ------         ------         ------        ------
Property income (loss) after interest
  expense.....................................     $  591         $  602         $  130        $  (59)
                                                   ======         ======         ======        ======
Average monthly rental revenue(2).............     $  873         $  877         $  876        $  889
                                                   ======         ======         ======        ======
Number of apartment homes completed...........      1,708          1,526          1,178           870
                                                   ======         ======         ======        ======
Number of apartment homes leased..............      1,481          1,345          1,041           681
                                                   ======         ======         ======        ======
Number of apartment homes occupied............      1,414          1,242            895           539
                                                   ======         ======         ======        ======

(1) Before real estate depreciation, amortization and interest expense.

(2) Represents the average monthly net rental revenue per occupied apartment home.

A summary of the five Communities (1,440 apartment homes) in lease-up which had completed construction as of December 31, 1996 is as follows (dollars in thousands):

                                                                                                     % LEASED
                             NUMBER OF                                  ACTUAL/        AVERAGE        AS OF
                             APARTMENT     TOTAL     CONSTRUCTION     ANTICIPATED     OCCUPANCY    DECEMBER 31,
         COMMUNITY             HOMES       COST       COMPLETION     STABILIZATION      1996           1996
---------------------------  ---------    -------    ------------    -------------    ---------    ------------
Summit Aventura............        379    $31,255      Q4 1995          Q3 1996         78.8%          97.1%
Summit Hill II.............        207     11,383      Q2 1996          Q3 1996         75.1%          95.7%
Summit Green...............        300     18,552      Q2 1996          Q4 1996         60.1%          94.7%
Summit River Crossing......        314     19,111      Q3 1996          Q4 1996         48.8%          94.6%
Summit Fairways............        240     17,668      Q4 1996          Q3 1997         11.1%          48.8%
                             ---------    -------
                                 1,440    $97,969
                             =========    =======

The remaining Communities in lease-up, Summit on the River and Summit Russett, are still under construction, with completion anticipated in the second quarter of 1997. As of December 31, 1996, the Company had leased: 48.3%, or 170 of the 352 apartment homes at Summit on the River, which opened in May 1996; and 15.0%, or 47 of the 314 apartment homes at Summit Russett, which opened in November 1996. These two Communities are expected to represent a total investment upon completion of approximately $46.0 million.

OPERATING PERFORMANCE OF SUMMIT MANAGEMENT COMPANY

The operating performance of Summit Management Company and its wholly-owned subsidiary, Summit Apartment Builders, Inc. is summarized below (dollars in thousands):

                                         YEAR ENDED DECEMBER 31,        YEAR ENDED DECEMBER 31,
                                       ---------------------------    ---------------------------
                                        1996     1995    % CHANGE      1995     1994    % CHANGE
                                       ------   ------   ---------    ------   ------   ---------
Property management revenue..........  $4,706   $5,189      (9.3)%    $5,189   $5,122       1.3%
Construction company income..........     529      288      83.7%        288      264       9.1%
Other management company income......     129      155     (16.8)%       155      149       4.0%
                                       ------   ------                ------   ------
  Total revenue......................   5,364    5,632      (4.8)%     5,632    5,535       1.8%
Property management expenses:
  Operating..........................   4,407    4,581      (3.8)%     4,581    4,512       1.5%
  Depreciation.......................     110      120      (8.3)%       120       53     126.4%
  Amortization.......................     278      274       1.5%        274      219      25.1%
  Interest...........................     300      300       0.0%        300      262      14.5%
                                       ------   ------                ------   ------
  Total property management
     expenses........................   5,095    5,275      (3.4)%     5,275    5,046       4.5%
Construction company expenses........     442      437       1.1%        437      378      15.6%
                                       ------   ------                ------   ------
  Total expenses.....................   5,537    5,712      (3.1)%     5,712    5,424       5.3%
                                       ------   ------                ------   ------
Net income (loss) of Summit
  Management Company.................  $ (173)  $  (80)   (116.3)%    $  (80)  $  111    (172.1)%
                                       ======   ======                ======   ======

The decrease in property management revenue from 1994 to 1996 was the result of a reduction in the average number of communities managed for third parties partially offset by an increase in the average number of the Company's Communities. Total average third party apartment homes under management were 7,919, 10,927 and 12,362 during each of the years ended December 31, 1996, 1995 and 1994, respectively. The decrease was primarily due to the termination of the Management Company's contract to manage a portfolio of 4,050 apartment homes effective October 1, 1995. This contract was terminated as a result of the owner's decision to provide its own property management for these apartment homes.

Property management fees include $2.3 million, $3.3 million and $3.9 million of fees from third parties for the years ended December 31, 1996, 1995 and 1994, respectively. Property management fees from third parties as a percentage of total property management revenues were 48.1%, 62.9% and 73.0% for the years ended December 31, 1996, 1995 and 1994, respectively. The Company expects third party management revenue as a percentage of total property management revenues to continue to decline as revenues from the Company's Communities continue to increase.

Construction Company revenues and expenses increased in 1996 compared to 1995 primarily due to the increased number of construction projects. The increase in construction projects was a result of the Company's decision to expand its in-house construction operations in the state of Florida to cover the entire geographic area in which the Company operates. All of the Construction Company's income for the years ended December 31, 1996, 1995 and 1994 is from contracts with the Company, except for the contract to build Summit Plantation (formerly Plantation Cove). The company owned a 25% interest in the Plantation Cove joint venture during construction.

OTHER INCOME AND EXPENSES

Interest income increased $97,000 to $558,000 in 1996 compared to 1995, primarily due to interest earned on the proceeds from the 1996 Offering prior to using the proceeds to fund development projects.

Development and other fees from related parties decreased in 1995 compared to 1994, primarily due to the development of Summit Plantation in 1994. The Company held a joint venture interest in this Community until April 1, 1996, when the Company acquired the remaining 75% interest.

Interest expense increased $2.3 million or 15.8% to $17.1 million in 1996 compared to 1995, primarily due to interest on debt related to the Company's 1995 acquisitions and an increase in interest expense related to the

Communities in lease-up, partially offset by the Company's repayment of debt in connection with the 1995 and 1996 Offerings. The 1995 and 1996 Offerings together resulted in aggregate net proceeds of approximately $163.0 million. Interest expense increased $735,000 or 5.22% in 1995 compared to 1994, primarily due to interest incurred in connection with the Company's 1994 and 1995 acquisitions and Communities in lease-up in 1995, substantially offset by the Company's repayment of debt in connection with the 1995 Offering.

General and administrative expense increased in 1996 compared to 1995 and in 1995 compared to 1994 primarily due to increased compensation costs and professional fees. The increase in compensation in 1996 includes the cost of the Company's restricted stock grants and the cost of the Company's employee stock purchase plan. As a percentage of revenues, general and administrative cost was 2.7%, 2.6% and 3.0% for the years ended December 31, 1996, 1995 and 1994, respectively.

The extraordinary items in 1996 and 1995 resulted primarily from the write-off of deferred financing costs in conjunction with the repayment of debt with the proceeds from the 1996 and 1995 Offerings and with the proceeds of the $31.0 million unsecured debt financing received in August, 1996. The 1994 extraordinary item resulted from debt repayment related to the Initial Offering.

LIQUIDITY AND CAPITAL RESOURCES

In August 1996, the Company completed the sale of an additional 5.75 million shares of Common Stock with net proceeds of $97.6 million. In addition, in August 1996, the Company obtained $31.0 million of unsecured debt financing consisting of a $15.0 million unsecured note with a four-year term and a $16.0 million unsecured note with a six-year term, which bear interest at 7.61% and 7.85%, respectively. Approximately $97.7 million of the proceeds from the issuance of Common Stock and the unsecured debt financing were utilized to fully repay the outstanding balance under the Company's revolving credit facility and development loans. The remaining $30.9 million of the proceeds were used to fund current development.

In November 1996, the Company replaced its $50 million revolving credit facility with a new unsecured $150 million credit facility (the "Unsecured Credit Facility"). The Unsecured Credit Facility has a three year term and currently bears interest at LIBOR + 110 basis points based upon the Company's credit rating of BBB- by Standard & Poors Rating Group. The interest rate can be reduced in the event an upgrade of the Company's unsecured credit rating as assigned by Standard & Poors Rating Group (which rating must be accompanied by the comparable senior unsecured bond rating from one of Moody's, Duff & Phelps or Fitch) as follows:

         CREDIT RATING              RATE
         -------------         ---------------
  BBB-.......................  LIBOR  +    110
  BBB........................  LIBOR  +     95
  BBB+.......................  LIBOR  +     80

The Unsecured Credit Facility provides $25 million for general working capital purposes with the remaining $125 million available to finance new development and acquisitions.

The Company's outstanding indebtedness at December 31, 1996 totaled $309.9 million. This amount includes approximately $193.3 million in fixed rate conventional mortgages, $53.8 million of variable rate tax-exempt bonds, $31.0 million of unsecured notes, $9.4 million of tax exempt fixed rate loans, and $22.4 million under the Unsecured Credit Facility.

The Company's outstanding indebtedness had an average maturity of 8.7 years as of December 31, 1996. The aggregate maturities of all outstanding debt as of December 31, 1996 for each of the years ended after December 31, 1996 were as follows (in thousands):

1997............................................    $  4,620
1998............................................       4,902
1999............................................      27,563
2000............................................      20,501
2001............................................     114,262
Thereafter......................................     138,085
                                                    --------
                                                    $309,933
                                                    ========

Of the significant maturities in the above table, $22.4 million relates to the expiration of the Unsecured Credit Facility in 1999, $15.0 million and $16.0 million relate to the unsecured notes that mature in 2000 and 2002, respectively; and $111.4 million relates to a mortgage loan balloon payment in 2001.

The Company's net cash provided by operating activities increased from $31.0 million for the year ended December 31, 1995 to $41.2 million for the same period in 1996 primarily due to a $12.2 million increase in property operating income, offset by a $2.3 million increase in interest expense. The increase in interest expense was small relative to the increase in property operating income due to the retirement of debt with the proceeds from the 1995 and 1996 Offerings.

Net cash used in investing activities increased from $63.7 million for the year ended December 31, 1995 to $104.0 million for the same period in 1996 due to an increase in development of Communities, higher capital expenditures on existing properties and an increase in acquisition Communities.

Net cash provided by financing activities increased from $34.4 million for the year ended December 31, 1995 to $63.6 million for the same period in 1996, primarily due to an increase in offering proceeds, partially offset by higher dividends and distributions to unitholders.

The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operations and borrowings under the Unsecured Credit Facility. The Company believes that its net cash provided by operations will be adequate to meet its operating requirements and to satisfy applicable REIT dividend payment requirements in both the short-term and in the long-term. Improvements and renovations at existing Communities are expected to also be funded from property operations.

The Company expects to meet its long-term liquidity requirements, such as future developments, debt maturities, acquisitions, renovations and other non-recurring capital expenditures, with borrowings under its Unsecured Credit Facility, through the issuance of long-term secured and unsecured debt securities and additional equity securities of the Company, or in connection with the acquisition of land or improved property, through the issuance of Units of the Operating Partnership.

The following table sets forth certain information regarding debt financing as of December 31, 1996 and 1995 (dollars in thousands):

                                                                             PRINCIPAL OUTSTANDING
                                                INTEREST                          DECEMBER 31,
                                               RATE AS OF        MATURITY    ----------------------
                                            DECEMBER 31, 1996      DATE        1996         1995
                                            -----------------    --------    ---------    ---------
FIXED RATE DEBT
  MORTGAGE LOAN(1)........................      5.88%             2/15/01     $122,950     $125,000
  MORTGAGE LOAN(1)........................      7.71%            12/15/05       29,653       30,000
  MORTGAGE LOAN(2)........................      8.00%              9/1/05        8,638        8,712
  MORTGAGE NOTES
     Summit Hollow I......................      8.00%             11/1/18        2,286        2,326
     Summit Hollow II.....................      7.75%              1/1/29        2,587        2,607
     Summit Creekside.....................      8.00%              6/1/22        2,877        2,914
     Summit Old Town......................      8.00%              9/1/20        3,097        3,143
     Summit Eastchester...................      8.00%              5/1/21        3,872        3,925
     Summit Foxcroft......................      8.00%              4/1/20        2,788        2,844
     Summit Oak...........................      7.75%             12/1/23        2,585        2,615
     Summit Sherwood......................      7.88%              3/1/29        3,329        3,353
     Summit Radbourne.....................      9.80%              3/1/02        8,683        8,758
  TAX EXEMPT MORTGAGE NOTES
     Summit Crossing......................      6.95%             11/1/25        4,213        4,261
     Summit East Ridge....................      7.25%             12/1/26        5,156        5,207
                                                                              --------     --------
          TOTAL MORTGAGE DEBT.............                                     202,714      205,665
                                                                              --------     --------
  UNSECURED NOTES
     Bank Note............................      7.85%              8/3/02       16,000           --
     Bank Note............................      7.61%              8/3/00       15,000           --
                                                                              --------     --------
          TOTAL UNSECURED NOTES...........                                      31,000           --
                                                                              --------     --------
          TOTAL FIXED RATE DEBT...........                                     233,714      205,665

VARIABLE RATE DEBT
  UNSECURED CREDIT FACILITY...............   LIBOR + 110         11/18/99       22,357        4,396
  TAX EXEMPT BONDS
     Summit Belmont.......................      5.60%              4/1/07       11,850       11,900
     Summit Hampton.......................      5.60%              6/1/07       12,700       12,800
     Summit Pike Creek....................      5.60%             8/15/20       13,262       13,545
     Summit Gateway.......................      5.60%              7/1/07        7,300        7,700
     Summit Stony Point...................      5.60%              4/1/29        8,750        8,895
                                                                              --------     --------
       TOTAL TAX EXEMPT BONDS.............                                      53,862       54,840
  DEVELOPMENT LOANS REPAID IN 1996........                                          --       32,109
                                                                              --------     --------
       TOTAL VARIABLE RATE DEBT...........                                      76,219       91,345
                                                                              --------     --------
          TOTAL OUTSTANDING INDEBTEDNESS.................................     $309,933     $297,010
                                                                              ========     ========

(1) Mortgage Loans secured by fifteen Communities

(2) Mortgage Loan secured by two Communities

The London Interbank Offered Rate (LIBOR) at December 31, 1996 was 5.56%.

ACQUISITIONS SUBSEQUENT TO YEAR END

The Company acquired three Communities subsequent to December 31, 1996. The three acquisitions are summarized as follows (dollars in thousands):

                                                                                         FUNDED BY
                                                                           --------------------------------------
                                      ACQUISITION   APARTMENT   PURCHASE      UNSECURED      ISSUANCE   ISSUANCE
             COMMUNITY                   DATE         HOMES      PRICE     CREDIT FACILITY   OF UNITS   OF SHARES
------------------------------------  -----------   ---------   --------   ---------------   --------   ---------
Summit Portofino -- Broward County,
  FL................................     1/6/97           322   $28,000    $        21,187               $ 6,813
Summit Mayfaire -- Raleigh, NC......    1/15/97           144     9,650              9,650                    --
Summit Sand Lake -- Orlando, FL.....    2/20/97           416    26,798              2,700    $3,939       4,933
                                                    ---------   -------    ---------------    ------     -------
                                                          882   $64,448    $        33,537    $3,939     $11,746
                                                    =========   =======    ===============    ======     =======

Concurrently with the purchase of Summit Portofino, the Company sold 315,029 shares of Common Stock to the public for cash. The Company used the net proceeds of this sale to fund a portion of the purchase price. The Company issued 243,608 shares of Common Stock and 194,495 Units in the Operating Partnership in conjunction with the purchase of Summit Sand Lake. In addition, the Company assumed $15.2 million of debt in the purchase of Summit Sand Lake.

DEVELOPMENT ACTIVITY

The Company's developments in process at December 31, 1996 are summarized as follows (dollars in thousands):

                                                            TOTAL               ESTIMATED   ANTICIPATED
                                              APARTMENT   ESTIMATED   COST TO    COST TO    CONSTRUCTION
                 COMMUNITY                      HOMES       COSTS      DATE     COMPLETE     COMPLETION
--------------------------------------------  ---------   ---------   -------   ---------   ------------
Summit on the River -- Atlanta, GA..........        352   $ 23,900    $20,496   $  3,404      Q2 1997
Summit Russett -- Laurel, MD................        314     22,100     17,729      4,371      Q2 1997
Summit Stonefield -- Yardley, PA............        216     18,370      7,893     10,477      Q4 1997
Summit Sedgebrook I -- Charlotte, NC........        248     15,640      3,520     12,120      Q4 1997
Summit Ballantyne I -- Charlotte, NC........        246     16,800      4,138     12,662      Q4 1997
Summit Plantation II -- Plantation, FL......        240     22,000      6,217     15,783      Q4 1997
Summit Lake I -- Raleigh, NC................        302     19,700      2,805     16,895      Q2 1998
Summit Fair Lakes I -- Fairfax, VA..........        370     32,900      6,790     26,110      Q4 1998
Summit New Albany -- Columbus, OH...........        428     30,100      3,778     26,322      Q1 1999
Other development and construction costs....         --         --     12,791         --
                                              ---------   --------    -------   --------
                                                  2,716   $201,510    $86,157   $128,144
                                              =========   ========    =======   ========

In addition, the Company has a commitment to purchase a Community (Summit St. Claire) currently under construction in Atlanta, Georgia for approximately $27.5 million. The 336 apartment home Community is expected to be purchased, after reaching rental stabilization, in the fourth quarter of 1998.

  Certain Factors Affecting the Performance of Development Communities

The Company is optimistic about the operating prospects of the Communities under construction even with the increased supply of newly constructed apartment homes of comparable quality in many of its markets. As with any development Community, there are uncertainties and risks associated with the development of the Communities described above. While the Company has prepared development budgets and has estimated completion and stabilization target dates based on what it believes are reasonable assumptions in light of current conditions, there can be no assurance that actual costs will not exceed current budgets or that the Company will not experience construction delays due to the unavailability of materials, weather conditions or other events. Other development risks include the possibility of incurring additional cost or liability resulting from defects in construction materials and the possibility that financing may not be available on favorable terms, or at all, to pursue or complete development activities. Similarly, market conditions at the time these Communities become available for leasing will affect the rental rates that may be charged and the period of time necessary to achieve stabilization, which could make one or more of the development communities unprofitable or result in achieving stabilization later than currently anticipated. In addition, the Company is conducting feasibility and other pre-development work for nine Communities. The Company could abandon the development of any one or more of these potential Communities in the event that it determines that market conditions do not support development, financing is not available on favorable terms or other circumstances prevent development. Similarly, there can be no assurance that if the Company does pursue one or more of these potential Communities that it will be able to complete construction within the currently estimated development budgets or that construction can be started at the time currently anticipated.

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

Capitalized expenditures for the years ended December 31, 1996, 1995 and 1994 are summarized as follows (dollars in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1996        1995        1994
                                                             --------    --------    --------
Acquisition of Communities(1)..............................  $ 21,913    $ 82,935    $ 75,921
Construction of Communities(2).............................    88,064      58,104      26,694
Capitalized interest.......................................     4,266       3,110         686
Cost of acquiring existing Communities in conjunction with
  the initial business combination.........................        --          --       1,469
Non-recurring capital expenditures:
  Construction of garages..................................       578         153          --
  Access gates.............................................       138          --          --
  New signage..............................................       225          --          --
  Water meters.............................................       201          --          --
  Washer/dryer units.......................................        74          --          --
  Major improvements.......................................     1,698          --          --
  Improvements at acquisition..............................        --         706          --
  Other....................................................        59           5          --
                                                             --------    --------    --------
          Total non-recurring..............................     2,973         864          --
                                                             --------    --------    --------
Recurring capital expenditures:
  Exterior painting........................................     1,131         810         980
  Other....................................................     2,160       1,370         730
                                                             --------    --------    --------
          Total recurring..................................     3,291       2,180       1,710
                                                             --------    --------    --------
                                                             $120,507    $147,193    $106,480
                                                             ========    ========    ========

(1) Includes the assumption of $14.3 million, $52.6 million and $9.1 million of debt in 1996, 1995 and 1994 respectively. In addition, includes conversion of equity investment into fixed assets of $1.2 million in conjunction with the purchase of Summit Plantation in 1996 and the issuance of 1.5 million Units of the Operating Partnership with a value of $26.2 million in 1995.

(2) Includes the issuance of $2.1 million, $896,000 and $735,000 of Units in the Operating Partnership for the acquisition of land in 1996, 1995 and 1994, respectively.

Construction of Communities was funded primarily by development loans, equity offering proceeds and borrowing under the credit facilities. Other additions and improvements were funded primarily by Community operations and the credit facilities.

INFLATION

Substantially all of the leases at the Communities are for a term of one year or less, which, coupled with the relatively high occupancy rates, may enable the Company to seek increased rents upon renewal of existing leases or commencement of new leases. The short-term nature of these leases generally serves to reduce the risk to the Company of the adverse effect of inflation.

FUNDS FROM OPERATIONS

The Company generally considers Funds from Operations to be an appropriate measure of performance of an equity REIT. Funds from Operations, as defined by the National Association of Real Estate Investment Trusts (NAREIT), represents net income (loss) determined in accordance with generally accepted accounting principles (GAAP), excluding gains or losses from sales of assets or debt restructuring, plus certain non-cash items, primarily real estate depreciation, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for all periods consisted only of real estate depreciation. Funds Available for Distribution is defined as Funds from Operations less recurring capital expenditures funded by operations. Funds from Operations and Funds Available for Distribution should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of the Company's financial performance, or to cash flow from operating activities (determined in accordance with GAAP) as a measure of liquidity.

Funds from Operations and Funds Available for Distribution are calculated as follows (dollars in thousands):

                                                                        PRO FORMA
                                              1996          1995          1994          1994
                                           -----------   -----------   -----------   -----------
Net income...............................  $    16,948   $    11,819   $     9,271   $    14,032
Minority Interest of unitholders in
  Operating Partnership..................        3,723         2,793         1,789         1,527
Extraordinary items......................          516           439            --        (7,032)
Depreciation:
  Real estate assets.....................       18,171        15,021        11,702        11,593
  Summit Plantation......................           33            76            --            --
                                           -----------   -----------   -----------   -----------
Funds from Operations....................       39,391        30,148        22,762        20,120
Recurring capital expenditures...........       (3,291)       (2,180)       (1,710)       (1,710)
                                           -----------   -----------   -----------   -----------
Funds Available for Distribution.........  $    36,100   $    27,968   $    21,052   $    18,410
                                           ===========   ===========   ===========   ===========
Weighted average shares and units
  outstanding............................   22,940,998    18,116,664    14,827,257    13,389,757
                                           ===========   ===========   ===========   ===========

The Pro Forma 1994 information is presented as if the Initial Offering had occurred as of January 1, 1994.

The above Funds from Operations calculations in 1996, 1995, pro-forma 1994 and historical 1994 reflect changes required by NAREIT for fiscal years beginning in 1996. The primary effect of the changes on the Company's calculation of Funds from Operations was that amortization of financing cost is no longer added back in arriving at Funds from Operations. Funds from Operations under the previous calculation method would have been $40.5 million, $31.4 million, $23.9 million and $21.3 million for the years ended December 31, 1996, 1995, pro-forma 1994 and historical 1994, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are contained on the pages indicated on the Index to Financial Statements and Supplementary Data on page 30 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 13, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 13, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 13, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 13, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a) Financial Statements and Financial Statement Schedule

The consolidated financial statements and financial statement schedule of the Company and its predecessors (Summit Entities) are listed in the Index to Financial Statements and Supplementary Data on page 30 of this Report.

       (b) Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

       (c) Exhibits

As noted below, certain of the exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Company and are incorporated by reference herein.

EXHIBIT NO.                                DESCRIPTION
-----------                                -----------
 1.1****           Underwriting Agreement dated May 25, 1995
 1.2***            Underwriting Agreement
 3.1*              Articles of Incorporation of the Company
 3.2*              Bylaws of the Company
10.1*              Agreement of Limited Partnership of the Operating
                   Partnership
10.2**             Registration Rights Agreement among the Company and the
                   Continuing Investors
10.3**             Articles of Incorporation of the Management Company
10.4**             Bylaws of the Management Company
10.5*****          Summit Properties Inc. 1996 Non-Qualified Employee Stock
                   Purchase Plan
10.6*              Option and Transfer Agreement among the Management Company,
                   William F. Paulsen and the Operating Partnership
10.7*              Employment Agreement between the Company and William F.
                   Paulsen
10.8*              Employment Agreement between the Company and William B.
                   McGuire, Jr.
10.9*              Employment Agreement between the Company and Raymond V.
                   Jones
10.10*             Employment Agreement between the Company and Keith H.
                   Kuhlman
10.11*             Employment Agreement between the Company and David F. Tufaro
10.12*             Employment Agreement between the Company and John C. Moore
10.12.1*           Employment Agreement between the Company and Michael G.
                   Malone
10.12.2**          Employment Agreement between the Company and Keith L. Downey
10.12.3**          Employment Agreement between the Company and Christopher A.
                   Hughes
10.14**            Omnibus Option Agreement dated as of December 1, 1993 among the Operating Partnership and the Grantors named therein
10.15*             Acquisition Agreement of Stony Point Community
10.16**            Indemnification Agreement
10.17**            Promissory Note from the Management Company to Old Summit
                   Management Company
10.18*             Letter of Commitment to enter into the Mortgage Loan between the Operating Partnership and Northwestern Mutual Life
                   Insurance Company
10.18.1**          Promissory Note
10.18.2**          Mortgage and Security Agreement and Financing Statement
10.19*             Letter of Commitment to enter into the Credit Facility
10.19.1**          Revolving Credit Agreement
10.19.2**          Mortgage and Security Agreement and Financing Statement
10.20**            Lock-Up Agreement
10.21**            Assignment, Assumption and Option Agreement for Henderson
                   Place/McGuire Partners Limited Partnership
10.22**            Option Agreement between the Operating Partnership and LMES
                   Limited Partnership

10.23*             Waiver of Rescission Rights and Contribution Agreement
10.24*             Noncompetition Agreement between the Company and William F.
                   Paulsen
10.25*             Noncompetition Agreement between the Company and William B.
                   McGuire, Jr.
10.26*             Noncompetition Agreement between the Company and Raymond V.
                   Jones
10.27*             Noncompetition Agreement between the Company and Keith H.
                   Kuhlman
10.28*             Noncompetition Agreement between the Company and David F.
                   Tufaro
10.29*             Noncompetition Agreement between the Company and John T.
                   Gray
10.30*             Noncompetition Agreement between the Company and John C.
                   Moore
10.31*             Noncompetition Agreement between the Company and Michael G.
                   Malone
10.32*             Supplemental Representations and Warranties Agreement
10.33**            Interest Rate Protection Agreement between the Company and
                   Morgan Stanley Capital Services Inc.
10.34***           $31,000,000 Loan Agreement from Wachovia Bank of North
                   Carolina, N.A.
10.35              $150,000,000 Credit Agreement
10.36              Employment Agreement between the Company and William B.
                   Hamilton
10.37              Noncompetition Agreement between the Company and William B.
                   Hamilton
21.1*              Schedule of Subsidiaries of the Company
27.1               Financial Data Schedule

     * Previously filed as an exhibit to the Registrant's Registration Statement on Form S-11, commission number 3390706 initially filed with the Securities and Exchange Commission (the "Commission") on March 28, 1995.

   ** Previously filed as an exhibit to the Registrant's 1994 Form 10-Q filed with the Commission on March 18, 1995.

  *** Previously filed as an exhibit to the Registrant's 1996 Form 10-Q filed with the Commission on October 28, 1996.

 **** Previously filed as an exhibit to the Registrant's 1995 Form 10-K filed with the Commission on April 1, 1996.

***** Previously filed as an exhibit to the Registrant's Registration Statement on Form S-8, commission number 333-78, filed with the Commission on January 4, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Summit Properties Inc. certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Charlotte, North Carolina on February 24, 1997.

                                          SUMMIT PROPERTIES INC.

                                          /s/  William F. Paulsen
                                          --------------------------------------
                                             William F. Paulsen,
                                             President and Chief Executive
                                             Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                     SIGNATURES                                    TITLE                    DATE
                     ----------                                    -----                    ----

/s/ WILLIAM B. MCGUIRE, JR.                            Chairman of the Board of       February 24, 1997
-----------------------------------------------------    Directors
William B. McGuire, Jr.

/s/ WILLIAM F. PAULSEN                                 President, Chief Executive     February 24, 1997
-----------------------------------------------------    Officer and Director
William F. Paulsen                                       (Principal Executive
                                                         Officer)

/s/ MICHAEL L. SCHWARZ                                 Chief Financial Officer        February 24, 1997
-----------------------------------------------------    (Principal Financial
Michael L. Schwarz                                       Officer and Principal
                                                         Accounting Officer)

                                                       Director                       February 24, 1997
-----------------------------------------------------
John Crosland, Jr.

                                                       Director                       February 24, 1997
-----------------------------------------------------
Henry H. Fishkind

/s/ JAMES H. HANCE, JR.                                Director                       February 24, 1997
-----------------------------------------------------
James H. Hance, Jr.

/s/ NELSON SCHWAB, III                                 Director                       February 24, 1997
-----------------------------------------------------
Nelson Schwab, III

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of the Company required to be included in
Item 14(a)(1) are listed below:

SUMMIT PROPERTIES INC.

                                                                PAGE
                                                                ----
Independent Auditors' Report................................     31

Consolidated Balance Sheets as of December 31, 1996 and
  1995......................................................     32

Consolidated Statements of Earnings for the Years Ended
  December 31, 1996, 1995 and 1994..........................     33

Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1996, 1995 and 1994..............     34

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1996, 1995 and 1994..........................     35

Notes to Consolidated Financial Statements..................     36

The following financial statement supplementary data of the Company required to be included in Item 14(a)(2) is listed below:

Schedule III -- Real Estate and Accumulated Depreciation....     47

All other schedules are omitted because they are not applicable or not required.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Summit Properties Inc.
Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Summit Properties Inc. as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows of Summit Properties Inc. and Predecessors (Summit Entities -- see Note 1), as more fully described in Note 1, for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the management of Summit Properties Inc. and Predecessors. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Summit Properties Inc. as of December 31, 1996 and 1995, and the results of operations and cash flows of Summit Properties Inc. and Predecessors for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We consent to the incorporation by reference of the above report in Registration Statement Nos. 33-90704, 33-90706, and 33-93540 on Form S-3, and Registration Statement Nos. 33-88202 and 333-78 on Form S-8 of Summit Properties Inc.

DELOITTE & TOUCHE LLP

Charlotte, North Carolina
January 24, 1997
(February 20, 1997 as to Note 13)

                             SUMMIT PROPERTIES INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1995
                                                              --------    --------
ASSETS
Real estate assets:
  Land and land improvements................................  $102,605    $ 90,336
  Buildings and improvements................................   472,996     399,057
  Furniture, fixtures and equipment.........................    43,021      36,336
                                                              --------    --------
                                                               618,622     525,729
  Less: accumulated depreciation............................   (85,651)    (67,884)
                                                              --------    --------
          Operating real estate assets......................   532,971     457,845
  Construction in progress..................................    86,157      59,300
  Investment in real estate joint venture...................        --       1,235
                                                              --------    --------
          Net real estate assets............................   619,128     518,380
Cash and cash equivalents...................................     3,665       2,881
Restricted cash.............................................     4,121       4,188
Investment in Summit Management Company.....................       687         590
Deferred financing costs, net of accumulated amortization of
  $2,441 and $1,914 in 1996 and 1995........................     4,675       5,398
Other assets................................................     2,715       1,815
                                                              --------    --------
Total assets................................................  $634,991    $533,252
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes payable.............................................  $309,933    $297,010
  Accrued interest payable..................................     1,318         903
  Accounts payable and accrued expenses.....................     7,257       7,850
  Dividends and distributions payable.......................    10,244       7,699
  Security deposits and prepaid rents.......................     3,196       2,651
                                                              --------    --------
          Total liabilities.................................   331,948     316,113
                                                              --------    --------
Commitments
Minority interest...........................................    45,829      41,685
Stockholders' equity:
  Common stock, $.01 par value -- 100,000,000 authorized,
     22,409,638 and 16,500,789 shares issued and outstanding
     in 1996 and 1995, respectively.........................       224         165
  Additional paid-in capital................................   342,872     247,064
  Accumulated deficit.......................................   (85,068)    (71,775)
  Unamortized restricted stock compensation.................      (814)         --
                                                              --------    --------
          Total stockholders' equity........................   257,214     175,454
                                                              --------    --------
Total liabilities and stockholders' equity..................  $634,991    $533,252
                                                              ========    ========

See notes to consolidated financial statements.

                             SUMMIT PROPERTIES INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                              YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1996           1995           1994
                                                      -----------    -----------    -----------
Revenues:
  Rental............................................  $    88,864    $    70,773    $    54,198
  Other property income.............................        4,683          3,356          2,582
  Property management...............................           --             --            536
  Interest..........................................          558            461            416
  Development and other fees from related parties...           72            112            385
  Other income......................................          312            292            317
                                                      -----------    -----------    -----------
          Total revenues............................       94,489         74,994         58,434
                                                      -----------    -----------    -----------
Expenses:
  Property operating and maintenance:
     Personnel......................................        8,368          6,640          5,033
     Advertising and promotion......................        1,417            698            504
     Utilities......................................        4,115          3,432          2,782
     Building repairs and maintenance...............        7,547          6,116          4,456
     Real estate taxes and insurance................        8,823          6,965          5,552
     Depreciation...................................       18,208         15,141         11,700
     Property supervision...........................        2,240          1,848          1,430
     Other operating expenses.......................        2,716          2,313          1,745
                                                      -----------    -----------    -----------
                                                           53,434         43,153         33,202
  Property management...............................           --             --            366
  Interest..........................................       17,138         14,802         14,067
  General and administrative........................        2,557          1,949          1,756
  REIT formation costs..............................           --             --            457
  Loss (income) in equity investments:
     Summit Management Company......................          173             80             59
     Real estate joint venture......................           --            (41)            --
                                                      -----------    -----------    -----------
          Total expenses............................       73,302         59,943         49,907
                                                      -----------    -----------    -----------
Income before minority interest of unitholders in
  Operating Partnership and extraordinary items.....       21,187         15,051          8,527
Minority interest of unitholders in Operating
  Partnership.......................................       (3,723)        (2,793)        (1,527)
                                                      -----------    -----------    -----------
Income before extraordinary items...................       17,464         12,258          7,000
Extraordinary items, net of minority interest of
  unitholders in Operating Partnership..............         (516)          (439)         7,032
                                                      -----------    -----------    -----------
Net income..........................................  $    16,948    $    11,819    $    14,032
                                                      ===========    ===========    ===========
Per share data:
  Income before extraordinary items.................  $      0.92    $      0.83    $      0.64
                                                      ===========    ===========    ===========
  Net income........................................  $      0.90    $      0.80    $      1.28
                                                      ===========    ===========    ===========
  Dividends declared................................  $      1.55    $      1.51    $      1.29
                                                      ===========    ===========    ===========
  Weighted average shares...........................   18,914,674     14,754,337     10,991,734
                                                      ===========    ===========    ===========

See notes to consolidated financial statements.

                             SUMMIT PROPERTIES INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                              UNAMORTIZED
                                                 ADDITIONAL                    RESTRICTED
                                       COMMON      PAID IN     ACCUMULATED       STOCK
                                        STOCK      CAPITAL       DEFICIT      COMPENSATION    TOTAL
                                       -------   -----------   ------------   ------------   --------
Balance, December 31, 1993...........  $   --     $ (2,006)      $(36,121)                   $(38,127)
  Capital distributions..............      --           --        (16,308)                    (16,308)
  Dividends..........................      --           --        (15,987)                    (15,987)
  Proceeds of public offering, net of
     underwriting discount and
     offering costs..................     124      199,473             --                     199,597
  Purchase of prior owner's
     interest........................      --           --         (5,885)                     (5,885)
  Issuance of stock..................      --           60             --                          60
  Adjustment for minority interest of
     unitholders in Operating
     Partnership.....................      --      (21,857)            --                     (21,857)
  Net income.........................      --           --         14,032                      14,032
                                       -------    --------       --------     ------------   --------
Balance, December 31, 1994...........     124      175,670        (60,269)                    115,525
  Dividends..........................      --           --        (23,325)                    (23,325)
  Proceeds of public offering, net of
     underwriting discount and
     offering costs..................      40       65,897             --                      65,937
  Proceeds from Dividend Reinvestment
     Plan............................      --          240             --                         240
  Conversion of units to shares......       1        1,013             --                       1,014
  Issuance of stock grants...........      --           28             --                          28
  Adjustment for minority interest of
     unitholders in Operating
     Partnership.....................      --        4,216             --                       4,216
  Net income.........................      --           --         11,819                      11,819
                                       -------    --------       --------     ------------   --------
Balance, December 31, 1995...........     165      247,064        (71,775)                    175,454
  Dividends..........................      --           --        (30,241)                    (30,241)
  Proceeds of public offering, net of
     underwriting discount and
     offering costs..................      58       97,576             --                      97,634
  Proceeds from Dividend Reinvestment
     and Employee Stock Purchase
     Plans...........................      --        1,597             --                       1,597
  Conversion of units to shares......      --          167             --                         167
  Exercise of stock options..........      --          287             --                         287
  Issuance of restricted stock
     grants..........................       1        1,015             --     $     (1,016)        --
  Amortization of restricted stock
     grants..........................      --           --             --              202        202
  Adjustment for minority interest of
     unitholders in Operating
     Partnership.....................      --       (4,834)            --               --     (4,834)
  Net income.........................      --           --         16,948               --     16,948
                                       -------    --------       --------     ------------   --------
Balance, December 31, 1996...........  $  224     $342,872       $(85,068)    $       (814)  $257,214
                                       =======    ========       ========     ============   ========

See notes to consolidated financial statements.

                             SUMMIT PROPERTIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1996        1995       1994
                                                              ---------   --------   ---------
Cash flows from operating activities:
  Net income................................................  $  16,948   $ 11,819   $  14,032
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Extraordinary items....................................        516        439      (7,032)
     Loss on equity method investments......................        173         39          59
     Depreciation and amortization..........................     19,183     15,978      12,542
     Decrease (increase) in restricted cash.................        235        575        (239)
     Decrease (increase) in other assets....................       (866)      (992)        582
     Increase (decrease) in accrued interest payable........        333        (47)     (4,388)
     Increase in accounts payable and accrued expenses......        386        209         112
     Increase in security deposits and prepaid rents........        545        181         330
     Minority interest of unitholders in Operating
       Partnership..........................................      3,723      2,793       1,527
                                                              ---------   --------   ---------
          Net cash provided by operating activities.........     41,176     30,994      17,525
                                                              ---------   --------   ---------
Cash flows from investing activities:
  Construction of real estate assets and land acquisitions,
     net of payables........................................    (87,081)   (52,499)    (94,249)
  Capitalized interest......................................     (4,266)    (3,110)       (686)
  Recurring capital expenditures............................     (3,291)    (2,180)     (1,710)
  Non-recurring capital expenditures........................     (2,973)      (864)         --
  Purchase of Communities...................................     (6,360)    (5,081)         --
  Purchase of non-continuing investors' interests...........         --         --     (20,834)
  Investment in Summit Management Company...................         --         --        (260)
  Proceeds from investments.................................         --         --       3,998
                                                              ---------   --------   ---------
          Net cash used in investing activities:............   (103,971)   (63,734)   (113,741)
                                                              ---------   --------   ---------
Cash flows from financing activities:
  Debt proceeds.............................................     89,359     97,075     193,542
  Debt repayments...........................................    (90,783)  (101,650)   (269,021)
  Dividends and distributions to unitholders................    (34,000)   (26,157)    (13,615)
  Payment of financing costs................................       (515)    (1,033)     (5,202)
  Offering proceeds, net of underwriters discount and
     offering costs.........................................     97,634     65,937     199,597
  Proceeds from Dividend Reinvestment and Employee Stock
     Purchase Plans.........................................      1,597        268          --
  Exercise of stock options.................................        287         --          --
  Capital distributions.....................................         --         --     (16,308)
                                                              ---------   --------   ---------
          Net cash provided by financing activities.........     63,579     34,440      88,993
                                                              ---------   --------   ---------
Net increase (decrease) in cash and cash equivalents........        784      1,700      (7,223)
Cash and cash equivalents, beginning of year................      2,881      1,181       8,404
                                                              ---------   --------   ---------
Cash and cash equivalents, end of year......................  $   3,665   $  2,881   $   1,181
                                                              =========   ========   =========
Supplemental disclosure of cash flow information -- Cash
  paid for interest, net of capitalized interest............  $  15,780   $ 13,762   $  15,027
                                                              =========   ========   =========

See notes to consolidated financial statements.

SUMMIT PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND FORMATION OF THE COMPANY

Summit Properties Inc. (the "Company") was initially organized as a Maryland real estate investment trust on December 1, 1993 under the Maryland Real Estate Investment Trust Act. The Company became a Maryland corporation under the General Corporation Law of Maryland on January 13, 1994. On February 15, 1994, the Company completed an Initial Public Offering ("Initial Offering"). In connection with the Initial Offering, the Company consummated a business combination involving the Partnerships (the "Property Partnerships") which owned the 27 communities (the "Communities") and the affiliated entities which provided development, construction, management and leasing services to each of the Communities prior to the Initial Offering (collectively, "Summit Entities"). A portion of the proceeds from the Initial Offering was used to acquire an economic and voting interest in Summit Properties Partnership, L.P. (the "Operating Partnership"), which was formed to succeed to substantially all of the interests of the Property Partnerships in the Communities and the operations of Summit Entities (the "Formation"). The Company became the sole general partner and the majority owner of the Operating Partnership upon completion of the Initial Offering and, accordingly, reports its investment in the Operating Partnership on a consolidated basis.

In June 1995, the Company completed the sale of 4 million shares of Common Stock, ("1995 Offering"). In August 1996, the Company completed the sale of 5.75 million shares of Common Stock, ("1996 Offering"). The net proceeds of $65.9 million and $97.6 million from the 1995 and 1996 Offerings, respectively, were used to repay mortgage debt and to fund current development projects.

Net income per share on a pro forma basis for the years ended December 31, 1996 and 1995 would not have changed materially assuming the 1996 Offering and 1995 Offering had occurred on January 1, 1996 and January 1, 1995, respectively.

2.  BASIS OF PRESENTATION

For the period after the Initial Offering, the accompanying financial statements include the consolidated accounts of the Company and the Operating Partnership. For the period prior to the Initial Offering, the accompanying financial statements reflect the combined accounts of Summit Entities.

In conjunction with the Initial Offering, construction, management and leasing activities for third parties were transferred to Summit Management Company (the "Management Company"). The Operating Partnership has a 99% economic interest in the Management Company but controls only 1% of the voting stock. The remaining 99% of the voting stock is held by an executive officer of the Company, which stock is subject to certain restrictions on transfer designed to ensure that the holder of the Management Company's voting stock will have interests aligned with those of the Company. Because of the Company's ability to exercise significant influence, the Management Company is accounted for on the equity method of accounting. Prior to the Initial Offering on February 15, 1994, these activities were consolidated in the Statement of Earnings.

As a result of the Formation, the partners and owners of the entities comprising the Summit Entities have either retained their existing ownership interests, received shares of Common Stock or received limited partnership interests ("Units") in the Operating Partnership. Purchase accounting was applied to the acquisition of all non-controlled interests in which cash consideration was paid. The acquisition of all other interests was accounted for as a reorganization of entities under common control and, accordingly, was reflected at historical cost in a manner similar to that in pooling of interests accounting.

All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements of the Company, for the periods ended after the Initial Offering, have been adjusted for the minority interest of unitholders in the Operating Partnership. Since Units can be exchanged for cash, or at the option of the Company, for shares of Common Stock on a one-for-one basis, minority interest of unitholders in the Operating Partnership is calculated based on the weighted average shares of Common Stock and Units outstanding during the period. For the purposes of this calculation, shares of Common Stock issued at the date of the Initial Offering in exchange for interests in entities included in Summit Entities are treated as if such shares were outstanding at the beginning of the period. Shares of Common Stock issued to the public in the Initial Offering are assumed outstanding from the date of issuance.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REAL ESTATE ASSETS AND DEPRECIATION -- Real estate assets are stated at depreciated cost reduced for any estimated impairment in value of which there is none.

Expenditures directly related to the acquisition, development and improvement of real estate assets are capitalized at cost as land, buildings and improvements. Improvements are broken down into recurring capital expenditures and nonrecurring capital expenditures. Nonrecurring capital expenditures primarily consist of the cost of improvements such as new garages, initial water meters, major renovations and improvements made in conjunction with acquisitions. All other improvements are deemed as recurring capital expenditures.

Ordinary repairs and maintenance, including carpet replacements and interior painting, are expensed as incurred; major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over the useful lives of the properties (buildings -- 40 years; land improvements -- 15 years; furniture, fixtures and equipment -- 5 to 7 years).

The Financial Accounting Standard Board's Statement of Financial Accounting Standard No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," became effective in 1996. FAS 121 established standards for determining when impairments on long-lived assets have occurred and how impairment losses should be measured. The new standard had no impact on the Company's financial statements in 1996.

RENTAL REVENUE RECOGNITION -- The Company leases its residential properties under operating leases with terms generally one year or less. Rental revenue is recognized on the accrual method of accounting as earned.

PROPERTY MANAGEMENT -- The Management Company provides property management services for properties which it does not own. Revenue is recognized when earned, as the services are provided.

CASH AND CASH EQUIVALENTS -- For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

RESTRICTED CASH -- Restricted cash is comprised primarily of resident security deposits, bond repayment escrows and replacement reserve escrows.

DEFERRED FINANCING COSTS -- Deferred financing costs include fees and costs incurred to obtain long-term financings and are amortized on the straight-line method over the terms of the related debt. Such amortization is included in interest expense in the accompanying consolidated statements of earnings.

INTEREST AND REAL ESTATE TAXES -- Interest and real estate taxes incurred during the construction period are capitalized and depreciated over the lives of the constructed assets. Interest capitalized was $4.3 million, $3.1 million and $686,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

INCOME TAXES -- Prior to the Formation, the Company's operations were conducted through a variety of partnerships. In accordance with partnership taxation, each partner was responsible for reporting its share of taxable income or loss. Accordingly, no provision has been made in the accompanying consolidated financial statements for federal, state or local income taxes through February 15, 1994.

The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the taxable year ended December 31, 1994. As a result, the Company generally will not be subject to federal and state income taxation at the corporate level to the extent it distributes annually at least 95% of its taxable income, as defined in the Code, to its stockholders and satisfies certain other requirements. Accordingly, no provision has been made for federal and state income taxes in the accompanying consolidated financial statements for the period subsequent to February 15, 1994.

Financial Accounting Standard No. 109, "Accounting for Income Taxes" requires a public enterprise to disclose the aggregate difference in the basis of its net assets for financial and tax reporting purposes. The carrying value reported in the Company's consolidated financial statements exceeded the tax basis by approximately $24.1 million and $28.5 million, as of December 31, 1996 and 1995, respectively. The change between December 31, 1996 and 1995 was primarily due to financial depreciation exceeding tax depreciation by approximately $5.7 million.

A portion of the Company's dividends is deemed as return of capital for shareholder income tax purposes. The percentage of dividends that was return of capital was 21%, 26% and 21% for each of the years ended December 31, 1996, 1995 and 1994, respectively.

PER SHARE DATA -- Earnings per share with respect to the Company for the years ended December 31, 1996, 1995 and 1994 are computed based upon the weighted average number of shares outstanding during the period.

ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4.  PROPERTY MANAGEMENT AND RELATED PARTY TRANSACTIONS

In conjunction with the Formation, construction, management and leasing activities for third parties were transferred to the Management Company, which is accounted for using the equity method of accounting. Prior to the Formation on February 15, 1994, these activities were consolidated in the Summit Entities' Statement of Earnings. The net assets of the Management Company are not material, therefore no balance sheet information is presented.

The Management Company has a wholly-owned subsidiary, Summit Apartment Builders, Inc., (the "Construction Company") which conducts certain construction activities. The activities of the Construction Company are accounted for on a consolidated basis with those of the Management Company. The net assets of the Construction Company, Inc. are not material.

A summary of the Management Company operations for the years ended December 31, 1996, 1995, and 1994 is as follows (in thousands):

                                                                       FEBRUARY 16,     JANUARY 1,
                                                                         1994 TO         1994 TO
                                                             TOTAL     DECEMBER 31,    FEBRUARY 15,
                                          1996      1995      1994         1994            1994
                                         ------    ------    ------    ------------    ------------
Property management fees...............  $4,706    $5,189    $5,122    $      4,586    $        536
Construction company income............     529       288       264             264              --
Other management company income........     129       155       149             149              --
                                         ------    ------    ------    ------------    ------------
          Total revenues...............   5,364     5,632     5,535           4,999             536
Property management expenses:
  Operating............................   4,407     4,581     4,512           4,146             366
  Depreciation.........................     110       120        53              53              --
  Amortization.........................     278       274       219             219              --
  Interest.............................     300       300       262             262              --
                                         ------    ------    ------    ------------    ------------
                                          5,095     5,275     5,046           4,680             366
Construction company expenses..........     442       437       378             378              --
                                         ------    ------    ------    ------------    ------------
          Total expenses...............   5,537     5,712     5,424           5,058             366
                                         ------    ------    ------    ------------    ------------
  Net income (loss) of Summit
     Management Company................  $ (173)   $  (80)   $  111    $        (59)   $        170
                                         ======    ======    ======    ============    ============

Interest and amortization expenses are related to the Management Company's purchase from the Company of its rights to third party management contracts for $2.5 million, payable over time under a promissory note executed by the Management Company. Corresponding amounts of interest income and amortization of deferred revenue (included in other income) are included in the Company's operating results.

The Management Company provides management services to apartment communities in which executive officers and certain directors of the Company are general partners. The Management Company received management fees of approximately $267,000, $294,000 and $1.0 million for the performance of such services for the years ended December 31, 1996, 1995 and 1994, respectively.

Property management fees include $2.0 million, $3.0 million and $2.9 million of fees from unrelated third parties in 1996, 1995 and 1994, respectively.

Construction Company income is earned from construction contracts with the Company or from joint ventures in which the Company has an interest. Income from contracts with the Company was $529,000, $311,000 and $154,000 for the years ended December 31, 1996, 1995 and 1994 respectively. The Company has $1.3 million and $978,000 of construction contracts payable to the Construction Company as of December 31, 1996 and 1995, respectively.

The Company's investment in the Management Company as of December 31, 1996 and 1995, reported on the equity method, includes the following (in thousands):

                                                               1996         1995
                                                              -------      -------
Equity investment...........................................  $   (32)     $   121
Note receivable.............................................    2,500        2,500
Deferred gain on sale of third party contract rights........   (1,781)      (2,031)
                                                              -------      -------
                                                              $   687      $   590
                                                              =======      =======

5.  NOTES PAYABLE

Notes payable consist of the following (in thousands):

                                                        INTEREST          PRINCIPAL OUTSTANDING
                                                       RATE AS OF              DECEMBER 31,
                                                      DECEMBER 31,        ----------------------
                                                          1996              1996         1995
                                                      ------------        ---------    ---------
FIXED RATE DEBT
-----------------
  Mortgage Loan.....................................     5.88%             $122,950     $125,000
  Mortgage Loan.....................................     7.71%               29,653       30,000
  Mortgage Loan.....................................     8.00%                8,638        8,712
  Mortgage Notes....................................  7.75%-9.80%            32,104       32,485
  Tax Exempt Mortgage Notes.........................  6.95%-7.25%             9,369        9,468
                                                                           --------     --------
          Total Mortgage Debt.......................                        202,714      205,665
  Unsecured Note....................................     7.85%               16,000           --
  Unsecured Note....................................     7.61%               15,000           --
                                                                           --------     --------
          Total Fixed Rate Debt.....................                        233,714      205,665
VARIABLE RATE DEBT
--------------------
  Unsecured Credit Facility.........................  LIBOR + 110            22,357        4,396
  Tax Exempt Bonds..................................     5.60%               53,862       54,840
  Development Loans Repaid in 1996..................                             --       32,109
                                                                           --------     --------
          Total Variable Rate Debt..................                         76,219       91,345
                                                                           --------     --------
Total Outstanding Indebtedness......................                       $309,933     $297,010
                                                                           ========     ========

The London Interbank Offered Rate (LIBOR) at December 31, 1996 was 5.56%.

MORTGAGE LOANS -- The 5.88% fixed rate Mortgage Loan requires monthly principal and interest payments on a 24-year amortization schedule with a balloon payment due at maturity in February, 2001. The Company has an option to extend the final maturity date for a period of up to two years at an interest rate equal to the then current year treasury rate plus a predetermined spread.

The 7.71% fixed rate Mortgage Loan requires monthly principal and interest payments on a 25-year amortization schedule with a balloon payment due at maturity in December, 2005.

The 8.00% Mortgage Loan requires monthly principal and interest payments on a 30-year amortization schedule with a balloon payment due at maturity in September, 2005.

MORTGAGE NOTES -- The Mortgage Notes bear interest at fixed rates ranging from 7.75% to 9.80% and require monthly interest and principal payments over the life of the notes. The weighted average interest rate and debt maturity at December 31, 1996 for these nine Mortgage Notes were 8.43% and 20.6 years, respectively.

TAX EXEMPT MORTGAGE NOTES -- The Tax Exempt Mortgage Notes bear interest at fixed rates ranging from 6.95% to 7.25% and require monthly interest and principal payments over the life of the notes. The weighted average interest rate and debt maturity at December 31, 1996 for these two mortgage notes were 7.12% and 29.5 years, respectively.

UNSECURED NOTES -- In August 1996, the Company obtained $31.0 million of unsecured debt financing consisting of a $16.0 million note with a six-year term and a $15.0 million note with a four-year term (collectively, the "Unsecured Notes"). The notes require quarterly interest only payments until the end of the respective terms.

UNSECURED CREDIT FACILITY -- The Company obtained a $150 million unsecured credit facility (the "Unsecured Credit Facility") on November 18, 1996 to replace a $50 million secured credit facility. The Unsecured Credit Facility has a three-year term and currently bears interest at LIBOR + 110 basis points. The interest rate can be reduced based upon an upgrade in the Company's unsecured credit rating. The Unsecured Credit Facility provides $25 million for general working capital purposes with the remainder available to finance development projects and acquisitions. The Unsecured Credit Facility is repayable monthly on an interest-only basis with the balance of all principal and accrued interest due no later than November 18, 1999.

The Unsecured Credit Facility and the Unsecured Notes require the Company to comply with certain affirmative and negative covenants including the requirements: (i) that the Company maintain its qualification as a REIT; (ii) that the ratio of unencumbered assets to debt equal or exceed 150%; (iii) that the ratio of debt to assets not exceed 60%; (iv) that the maximum secured debt not exceed $350 million or 40% of assets; (v) that the Company maintain a debt service ratio of not less than 1.75 to 1; and (vi) that the Company maintain a ratio of adjusted funds flow, as defined, to debt of greater than .15 to 1.

VARIABLE RATE TAX EXEMPT BONDS -- The effective interest rate of the Variable Rate Tax Exempt Bonds was 4.99% for the year ended December 31, 1996. These bonds bear interest at various rates set by a remarketing agent at the demand note index plus 0.50%, set weekly, or the lowest percentage of prime which allows the resale at a price of par. The bonds contain covenants which require that the Company lease or hold for lease 20% (or 25% under certain state or local requirements) of the apartment homes for moderate-income residents. The bonds require maintenance of letters of credit or surety bonds (credit enhancements) aggregating $55.6 million. The credit enhancements on four of the five tax exempt bonds ($46.6 million of debt) provide for a principal amortization schedule which approximates a 25-year term during the term of the credit enhancement.

Real estate assets with a net book value of $297.8 million serve as collateral for the various debt agreements.

The aggregate maturities of all debt for each of the years ending December 31 are as follows (in thousands):

                          FIXED RATE    FIXED RATE    FIXED RATE    TAX EXEMPT    UNSECURED
                           MORTGAGE      MORTGAGE     UNSECURED      VARIABLE      CREDIT
                            LOANS         NOTES         NOTES       RATE BONDS    FACILITY      TOTAL
                          ----------    ----------    ----------    ----------    ---------    --------
1997....................   $  3,091      $   519       $    --      $    1,010     $    --     $  4,620
1998....................      3,287          560            --           1,055          --        4,902
1999....................      3,497          604            --           1,105      22,357       27,563
2000....................      3,718          653        15,000           1,130          --       20,501
2001....................    112,407          705            --           1,150          --      114,262
Thereafter..............     35,241       38,432        16,000          48,412          --      138,085
                           --------      -------       -------      ----------     -------     --------
                           $161,241      $41,473       $31,000      $   53,862     $22,357     $309,933
                           ========      =======       =======      ==========     =======     ========

EXTRAORDINARY ITEMS -- The 1996 extraordinary item resulted from the write-off of deferred financing costs on development loans repaid with the proceeds from the 1996 Offering and with the proceeds of the $31.0 million Unsecured Notes. The extraordinary item is net of $110,000 which was allocated to the minority interest of the unitholders in the Operating Partnership, calculated on the weighted average number of units outstanding.

The 1995 extraordinary items resulted from the write-off of deferred financing costs on variable rate mortgage debt repaid with the proceeds from the 1995 Offering and with the proceeds of the $30 million Mortgage Loan, and from the write-off of deferred financing costs related to the refunding of two variable rate tax exempt bonds. The extraordinary items are net of $100,000 which was allocated to the minority interest of the unitholders in the Operating Partnership, calculated on the weighted average number of units outstanding.

In conjunction with the debt repayment related to the Initial Offering in 1994, the Company incurred prepayment penalties of $4.3 million on certain mortgage indebtedness, expenses of $2.5 million associated with the write-off of deferred financing costs related to mortgages satisfied with proceeds of the Initial Offering, and the write-off of accrued interest and mortgages payable that was not required to be repaid of $15.4 million. These extraordinary items are net of $1.5 million which was allocated to the minority interest of the unitholders in the Operating Partnership, calculated on the weighted average units outstanding.

6.  MINORITY INTEREST

Minority interest consists of the following at December 31 (in thousands):

                                                               1996         1995
                                                              -------      -------
Minority interest of unitholders in Operating Partnership...  $46,202      $42,042
Minority interest in one operating Community................     (373)        (357)
                                                              -------      -------
                                                              $45,829      $41,685
                                                              =======      =======

Operating Partnership Units can be exchanged for cash, or at the option of the Company, for shares of Common Stock on a one-for-one basis. Accordingly, minority interest of Unitholders in the Operating Partnership is calculated based on the shares of Common Stock and Units outstanding at December 31, 1996 and 1995, respectively. Operating Partnership Units as a percentage of total Units and shares outstanding was 15.2% and 19.3% at December 31, 1996 and 1995, respectively.

7.  CROSLAND ACQUISITION

During the second quarter of 1995, the Company completed an acquisition of 12 apartment communities and a 75% interest in another apartment community, which were owned by The Crosland Group, Inc. and its affiliates (the "Crosland Acquisition"). The Crosland Acquisition added a total of 2,025 apartments to the Company's portfolio and was accounted for using the purchase method of accounting. The costs of the Crosland Acquisition have been allocated on the basis of the fair values of the assets acquired and liabilities assumed (See
Note 10-D).

The following summary of unaudited pro forma results of operations presents information as if the Crosland Acquisition had occurred at the beginning of each fiscal year. In addition, the year ended December 31, 1994 information is presented as if the Company's Initial Offering had occurred at the beginning of 1994. The pro forma information for the years ended December 31, 1995 and 1994 is provided for informational purposes only and is not indicative of results which would have occurred or which may occur in the future (in thousands, except per share amounts):

                                                               1995         1994
                                                              -------      -------
Net revenues................................................  $80,239      $71,298
Income before extraordinary items...........................   12,129        8,965
Net income..................................................   11,703        8,965
Earnings per share:
  Income before extraordinary items.........................      .82          .72
  Net income................................................      .79          .72

8.  COMMITMENTS

The estimated cost to complete nine development projects currently under construction was approximately $128.1 million at December 31, 1996. Anticipated construction completion dates of the projects range from the second quarter of 1997 to the first quarter of 1999.

The Company has a commitment to purchase a Community being constructed in Atlanta, Georgia for approximately $27.5 million. The Company expects the purchase to close in the fourth quarter of 1998 after the Community reaches rental stabilization.

The Company rents office space in several locations. Rental expense for the years ended December 31, 1996, 1995 and 1994 amounted to $109,000, $125,000 and $123,000 ($376,000 in 1996, $405,000 in 1995 and $377,000 in 1994 including amounts recorded at the Management Company). Future minimum rental payments for the next five years for those operating leases (including the Management Company) that have initial or remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

                  YEARS ENDED DECEMBER 31:
                  ------------------------
1997........................................................  $  395
1998........................................................     402
1999........................................................     407
2000........................................................     131
2001........................................................      72
Thereafter..................................................       2
                                                              ------
                                                              $1,409
                                                              ======

The Company has employment agreements with six executive officers. Five of these agreements will expire on February 15, 1999 unless otherwise extended, and may be terminated by the officer after giving 180 days prior written notice, without breaching such agreements. One of these agreements provided for an original term through February 16, 1996, and has been automatically extended until such time as terminated pursuant to the terms of such executive officers' employment agreement.

Each of the executive officers and the Chairman of the Board have non-competition agreements with the Company which prohibit them, without the prior written consent of the Board of Directors, from competing with the Company for a period of the latter of (1) one year from the termination of their employment with the Company, or (2) any period during which such individuals receive severance payments.

The Company is obligated to redeem each Unit of interest in the Operating Partnership at the request of the holder thereof for cash equal to the fair market value of one share of Common Stock, except that the Company may elect to acquire each Unit presented for redemption for one share of Common Stock. The Company presently anticipates that it will elect to issue Common Stock in connection with such redemption, rather than pay cash.

9.  EMPLOYEE BENEFIT PLANS

PROFIT SHARING PLAN

The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code which covers all employees with one year or greater service. The Company's contributions are equal to one-half of each employee's contribution up to a maximum of 3% of each employee's compensation. Aggregate contributions of approximately $223,000, $191,000 and $189,000 were made for the years ended December 31, 1996, 1995 and 1994, respectively.

STOCK OPTION PLAN

In 1994, the Company established the 1994 Stock Option Plan ("the Plan") under which 1,000,000 shares of the Company's Common Stock are reserved for issuance. The Plan provides that the option price shall not be less than the fair market value of the shares at the date of grant. The options vest in three or five annual installments on the anniversaries of the date of grant except for shares granted to independent directors of the Company, which vest on the date of grant.

A summary of changes in common stock options for the three years ended December 31, 1996 is as follows:

                                                                           WEIGHTED AVERAGE
                                                              OPTIONS       EXERCISE PRICE
                                                              -------      ----------------
Year ended December 1994
-----------------------------
  Granted...................................................  482,500           $19.13
  Forfeited.................................................  (52,600)           19.00
                                                              -------
     Outstanding at December 31, 1994.......................  429,900            19.14
Year ended December 1995
-----------------------------
  Granted...................................................  130,000            17.13
  Forfeited.................................................  (20,800)           19.72
                                                              -------
     Outstanding at December 31, 1995.......................  539,100            18.64
Year ended December 1996
-----------------------------
  Granted...................................................   28,000            19.30
  Exercised.................................................  (15,073)           19.04
  Forfeited.................................................  (53,381)           19.22
                                                              -------
     Outstanding at December 31, 1996.......................  498,646            18.60
                                                              =======

Exercise prices for options outstanding as of December 31, 1996 ranged from $17.13 to $20.75. The weighted average remaining contractual life of those options is 7.5 years.

As of December 31, 1996, 1995 and 1994 options to purchase 283,228, 132,784 and 9,000 shares of Common Stock were exercisable, respectively. The weighted average exercise price for the shares exercisable as of December 31, 1996, 1995 and 1994 was $18.36, $19.03 and $19.83, respectively.

The estimated weighted average fair value of options granted were $2.10 per share in 1996 and $1.61 per share in 1995. The Company applies Accounting Principal Board Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for its stock options. Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates, consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net income and net income per share for the years ended December 31, 1996 and 1995 would have changed to the pro forma amounts indicated below (dollars in thousands except per share amounts):

                                                               1996         1995
                                                              -------      -------
Pro forma net income........................................  $16,898      $11,808
Pro forma net income per share..............................      .89          .80

The fair value of options granted during 1996 and 1995 were estimated on the date of grant using the Binomial option-pricing model with the following weighted-average assumptions: dividend yields ranging from 7.80% to 8.82%, expected volatility of 16%, risk free interest rate of 6.52%, and expected lives of 10 years.

In addition, the Plan provides for the issuance of stock grants to employees. The Company granted 56,046 shares of restricted stock grants under the Plan in January, 1996. The market value of the restricted stock grants, net of shares subsequently retired, totaled $1.0 million, which was recorded as unamortized restricted stock compensation and is shown as a separate component of stockholders' equity. Unearned compensation is being amortized to expense over the five year vesting period. Unrestricted stock grants of 1,639 shares were issued in the year ended December 31, 1995. The Company recognized $223,000 and $28,000 of expense in the statement of earnings in the years ended December 31, 1996 and 1995, respectively, relative to the stock grants.

EMPLOYEE STOCK PURCHASE PLAN

In 1996, the Company established a non-qualified employee stock purchase plan. The plan allows Company employees to purchase up to $100,000 per year of the Company's Common Stock. The price of the shares of the Common Stock purchased will be the lesser of 85 percent of the closing price of such shares either on
(a) the first day of each six month purchase period, or (b) the last day of each six month purchase period. Total shares issued under the plan in 1996 were 44,362 with a market value of $871,000. An additional 41,493 shares with a market value of $908,000 were issued in January, 1997 under the plan. The Company recognized $151,000 of expense in the statement of earnings in the year ended December 31, 1996 relative to the employee stock purchase plan.

10.  SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the years ended December 31, 1996, 1995 and 1994 are as follows:

     A. The Company issued 106,330 Units of the Operating Partnership, valued at $2.1 million at issuance, for the purchase of land in the first quarter of 1996.

     B. In 1996 the Company issued 52,086 (net of 3,960 shares issued but subsequently retired) of restricted stock grants valued at $1.0 million.

     C. On April 1, 1996, the Company acquired its joint venture partner's interest in the Summit Plantation (formerly Plantation Cove) apartment community. The Company paid $6.4 million in cash for the remaining 75% interest in this joint venture, which is now owned entirely by the Company. The recording of the purchase is summarized as follows (in thousands):

       Fixed assets................................................    $ 21,913
       Current assets..............................................         202
       Deferred charges............................................          95
       Debt assumed................................................     (14,347)
       Current liabilities assumed.................................        (288)
       Minority interest...........................................      (1,215)
                                                                       --------
       Net cash paid...............................................    $  6,360
                                                                       ========

     D. In the second quarter of 1995, the Company completed its Crosland Acquisition. The Company purchased the communities by assuming debt, issuing approximately 1.5 million Operating Partnership Units, assuming certain liabilities and current assets, and the payment of cash. The recording of the purchase is summarized as follows (in thousands):

       Fixed assets................................................    $ 82,935
       Restricted cash.............................................       1,427
       Other assets................................................          93
       Debt assumed................................................     (52,576)
       Current liabilities assumed.................................        (996)
       Minority interest...........................................         388
       Value of units issued.......................................     (26,190)
                                                                       --------
       Net cash paid...............................................    $  5,081
                                                                       ========

     E. A $9.1 million tax-exempt bond was assumed with the purchase of the Stony Point Community in 1994.

     F. The Company transferred certain third party property management contracts to the Management Company in exchange for a promissory note of $2.5 million in 1994. To record the transaction, the Company recorded the promissory note and included in other liabilities $2.5 million of deferred revenue to be amortized over the estimated lives of the contracts.

     G. The Company accrued a dividend and distribution payable of $10.2 million, $7.7 million and $5.5 million at December 31, 1996, 1995 and 1994, respectively.

     H. Purchase accounting was applied to the acquisition of non-continuing investors' interests for which cash consideration was paid resulting in an increase of $14.9 million in the historical cost basis of the related real estate assets in 1994.

     I. The Company issued 45,359 Units of interest in the Operating Partnership (valued at $896,000) for the purchase of land in 1995.

     J. The Company issued 38,500 Units of interest in the Operating Partnership (valued at $735,000) for the purchase of land in 1994.

11.  FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

The following disclosures of estimated fair value were determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash and cash equivalents, rents receivable, accounts payable, accrued expenses, security deposits, other liabilities, tax-exempt bond indebtedness and the credit facility are carried at amounts which reasonably approximate their fair values at December 31, 1996.

Fixed rate mortgage debt and unsecured notes with a carrying value of $233.7 million has an estimated aggregate fair value of $229.3 million at December 31, 1996. Rates currently available to the Company for debt with similar terms and maturities were used to estimate the fair value of this debt.

The fair value estimates presented herein are based on information available to management as of December 31, 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively re-valued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

12.  GEOGRAPHIC CONCENTRATION

The Company's completed Communities are concentrated in three major markets:

                                                           NUMBER         APARTMENT
                                                             OF            HOMES --
                                                          APARTMENT           %              % OF
MARKET                                                      HOMES        OF PORTFOLIO      REVENUES
------                                                    ---------      ------------      --------
I-85 Corridor (Raleigh, NC to Atlanta, GA)..............      5,062               43%           42%
Washington, DC/Virginia.................................      2,169               19%           21%
Central/South Florida...................................      3,685               31%           31%
Other...................................................        872                7%            6%
                                                          ---------      ------------      --------
                                                             11,788              100%          100%
                                                          =========      ============      ========

13.  SUBSEQUENT EVENTS

On January 6, 1997, the Company purchased Summit Portofino (formerly Portofino Place), a 322 apartment community located in Broward County, Florida. Summit Portofino, built in 1995, was purchased for $28.0 million in cash. Concurrently with the purchase, the Company sold 315,029 shares of Common Stock to the public for cash to fund a portion of the purchase.

On January 15, 1997, the Company purchased Summit Mayfaire (formerly The Mayfaire), a 144 apartment community located in Raleigh, North Carolina. Summit Mayfaire, built in 1995, was purchased for $9.65 million in cash.

On February 20, 1997, the Company purchased Summit Sand Lake (formerly The Vining at Sand Lake), a 416 apartment community located in Orlando, Florida. Summit Sand Lake, built in 1995, was purchased for $26.8 million. The Company issued the seller 243,608 shares of Common Stock and 194,495 Units in the Operating Partnership, assumed $15.2 million in debt and paid the remaining $2.7 million balance in cash.

14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the years 1996 and 1995 are as follows (in thousands):

                                                                YEAR ENDED DECEMBER 31, 1996
                                                            -------------------------------------
                                                             FIRST    SECOND     THIRD    FOURTH
                                                            -------   -------   -------   -------
Revenues..................................................  $21,430   $23,062   $24,771   $25,226
Income before minority interest of unitholders in
  Operating Partnership and extraordinary items...........    4,237     4,345     5,740     6,865
Minority interest of unitholders in Operating
  Partnership.............................................     (828)     (850)     (974)   (1,071)
Extraordinary items.......................................       --        --      (516)       --
Net income................................................    3,409     3,495     4,250     5,794
Income per share:
  Income before extraordinary items.......................     0.21      0.21      0.24      0.26
  Net income..............................................     0.21      0.21      0.21      0.26

                                                                YEAR ENDED DECEMBER 31, 1995
                                                            -------------------------------------
                                                             FIRST    SECOND     THIRD    FOURTH
                                                            -------   -------   -------   -------
Revenues..................................................  $15,891   $17,872   $20,267   $20,964
Income before minority interest of unitholders in
  Operating Partnership and extraordinary items...........    2,804     3,345     4,479     4,423
Minority interest of unitholders in Operating
  Partnership.............................................     (458)     (635)     (846)     (854)
Extraordinary items.......................................       --       (63)       --      (376)
Net income................................................    2,346     2,647     3,633     3,193
Income per share:
  Income before extraordinary items.......................     0.19      0.20      0.22      0.22
  Net income..............................................     0.19      0.19      0.22      0.19

                            SUMMIT PROPERTIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION        SCHEDULE III
                               DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

                                                                                             GROSS AMOUNT AT WHICH
                                                 INITIAL COSTS            COSTS           CARRIED AT CLOSE OF PERIOD
                                           -------------------------   CAPITALIZED   -------------------------------------
                                                        BUILDINGS      SUBSEQUENT                  BUILDINGS
                              RELATED                      AND             TO                         AND
        COMMUNITY           ENCUMBRANCES    LAND     IMPROVEMENTS(6)   ACQUISITION     LAND     IMPROVEMENTS(6)   TOTAL(1)
        ---------           ------------   -------   ---------------   -----------   --------   ---------------   --------
Atlanta, GA
  Summit Glen.............     $   (2)     $ 3,652      $                $ 11,732    $  3,693      $ 11,691       $15,384
  Summit Springs..........         (2)       2,575                         11,974       2,667        11,882        14,549
  Summit Village..........         (2)       3,212                         13,132       3,653        12,691        16,344
Charlotte, NC
  Summit Arbors...........         --          780         5,066               33         780         5,099         5,879
  Summit Charleston.......         (2)       1,094                          6,129       1,095         6,128         7,223
  Summit Creek............         --        1,430         9,125              154       1,430         9,279        10,709
  Summit Crossing.........      4,213          768         5,174               58         768         5,232         6,000
  Summit Fairview.........         --          404                          4,299         536         4,167         4,703
  Summit Foxcroft.........      2,788          925         3,797              178         925         3,975         4,900
  Summit Green............         --        1,970                         16,582       1,970        16,582        18,552
  Summit Hollow I & II....      4,873        1,470         7,463              290       1,472         7,751         9,223
  Summit Norcroft.........         (2)       1,072                          7,063       1,253         6,882         8,135
  Summit Radbourne........      8,683        1,395        12,607               53       1,395        12,660        14,055
  Summit Simsbury.........         (3)         650         4,570               58         650         4,628         5,278
  Summit Touchstone.......         (3)         766         5,568               77         766         5,645         6,411
Greenville, SC
  Summit Beacon Ridge.....         --        1,053                          5,691       1,154         5,590         6,744
  Summit East Ridge.......      5,156          900         6,303               97         910         6,390         7,300
Indianapolis, IN
  Summit River Crossing...         --        2,562                         16,549       2,562        16,549        19,111
Ohio
    Summit Blue Ash.......         (2)       2,033                         11,712       2,170        11,575        13,745
    Summit Park...........         --        1,680                         10,603       1,921        10,362        12,283
Orlando, FL
    Summit Fairways.......         --        2,819                         14,849       2,819        14,849        17,668
Raleigh/Central, NC
  Summit Creekside........      2,877          414         3,614               35         414         3,649         4,063
  Summit Eastchester......      3,872          912         4,699              124         912         4,823         5,735
  Summit Highland.........         --        1,374                          6,214       1,374         6,214         7,588
  Summit Hill I...........         --        1,224         8,500               27       1,224         8,527         9,751
  Summit Hill II..........         --        1,474                          9,909       1,474         9,909        11,383
  Summit Oak..............      2,585          400         3,065               25         400         3,090         3,490
  Summit Old Town.........      3,097          774         4,693               64         774         4,757         5,531
  Summit Sherwood.........      3,329        1,102         4,863               46       1,106         4,905         6,011
  Summit Square...........         (2)       2,757                         14,986       3,775        13,968        17,743


                                                                      DEPRECIABLE
                            ACCUMULATED      DATE OF         DATE        LIVES
        COMMUNITY           DEPRECIATION   CONSTRUCTION    ACQUIRED      YEARS
        ---------           ------------   ------------    --------   -----------
Atlanta, GA
  Summit Glen.............   $  (2,117)      5/90-8/92       4/90     5-40 years
  Summit Springs..........      (3,225)     12/88-4/90      12/88     5-40 years
  Summit Village..........      (2,921)      9/89-1/91       8/89     5-40 years
Charlotte, NC
  Summit Arbors...........        (318)           1986(5)    5/95     5-40 years
  Summit Charleston.......      (2,270)    10/85-12/86       7/85     5-40 years
  Summit Creek............        (959)           1983(5)    9/94     5-40 years
  Summit Crossing.........        (342)           1985(5)    5/95     5-40 years
  Summit Fairview.........      (1,844)      3/82-3/83       3/82     5-40 years
  Summit Foxcroft.........        (288)           1979(5)    5/95     5-40 years
  Summit Green............        (428)      1/95-6/96      12/94     5-40 years
  Summit Hollow I & II....        (552)           1976(5)    5/95     5-40 years
  Summit Norcroft.........      (1,560)      2/90-3/91      12/89     5-40 years
  Summit Radbourne........        (675)           1991(5)    5/95     5-40 years
  Summit Simsbury.........        (294)           1985(5)    5/95     5-40 years
  Summit Touchstone.......        (358)           1986(5)    5/95     5-40 years
Greenville, SC
  Summit Beacon Ridge.....      (1,713)      1/88-7/88       1/88     5-40 years
  Summit East Ridge.......        (388)           1986(5)    6/95     5-40 years
Indianapolis, IN
  Summit River Crossing...        (334)      3/95-9/96      10/94     5-40 years
Ohio
    Summit Blue Ash.......      (1,893)      1/92-5/92       1/91     5-40 years
    Summit Park...........      (2,998)      4/88-4/89       1/88     5-40 years
Orlando, FL
    Summit Fairways.......        (100)     9/95-12/96       8/95     5-40 years
Raleigh/Central, NC
  Summit Creekside........        (258)           1981(5)    5/95     5-40 years
  Summit Eastchester......        (356)           1981(5)    5/95     5-40 years
  Summit Highland.........      (2,270)      3/86-1/87      11/85     5-40 years
  Summit Hill I...........        (880)           1991(5)    6/94     5-40 years
  Summit Hill II..........        (292)     11/94-6/96       6/94     5-40 years
  Summit Oak..............        (220)           1982(5)    5/95     5-40 years
  Summit Old Town.........        (347)           1979(5)    5/95     5-40 years
  Summit Sherwood.........        (360)           1968(5)    5/95     5-40 years
  Summit Square...........      (3,138)      3/89-8/90       2/89     5-40 years

                                                                                             GROSS AMOUNT AT WHICH
                                                 INITIAL COSTS            COSTS           CARRIED AT CLOSE OF PERIOD
                                           -------------------------   CAPITALIZED   -------------------------------------
                                                        BUILDINGS      SUBSEQUENT                  BUILDINGS
                              RELATED                      AND             TO                         AND
        COMMUNITY           ENCUMBRANCES    LAND     IMPROVEMENTS(6)   ACQUISITION     LAND     IMPROVEMENTS(6)   TOTAL(1)
        ---------           ------------   -------   ---------------   -----------   --------   ---------------   --------
Richmond, VA
  Summit Breckenridge.....         --          812                         11,700         812        11,700         12,512
  Summit Stony Point......         (4)       1,638        13,041              286       1,638        13,327         14,965
  Summit Waterford........         (2)       1,568                         14,265       1,949        13,884         15,833
South Florida
  Summit Aventura.........         --        6,367                         24,923       6,368        24,922         31,290
  Summit Del Ray..........         (2)       3,120                         14,772       5,402        12,490         17,892
  Summit Palm Lake........         (2)       4,949                         16,764       5,083        16,630         21,713
  Summit Plantation.......         --        3,428        18,485                0       3,428        18,485         21,913
Tampa/Sarasota, FL
  Summit Gateway..........         (4)       1,738                         10,235       2,256         9,717         11,973
  Summit Hampton..........         (4)       2,577                         12,009       2,972        11,614         14,586
  Summit Heron's Run......         (2)       3,154                         10,429       3,192        10,391         13,583
  Summit Lofts............         --        1,800         7,337              582       1,800         7,919          9,719
  Summit McIntosh.........         --        1,862                         10,047       1,942         9,967         11,909
  Summit Perico...........         (2)       1,588                         11,616       2,174        11,030         13,204
  Summit Providence.......         (2)       3,043                         16,841       3,391        16,493         19,884
  Summit Station..........         --        1,688                         10,062       1,989         9,761         11,750
  Summit Walk.............         --          568           237            5,392         983         5,214          6,197
Washington, DC
  Summit Belmont..........         (4)         974                         10,944         984        10,934         11,918
  Summit Meadow...........         (2)       2,313                          8,397       2,539         8,171         10,710
  Summit Pike Creek.......         (4)       1,132                         10,895       1,259        10,768         12,027
  Summit Reston...........         --        5,434        26,255              403       5,434        26,658         32,092
  Summit Windsor..........         (2)         644                          6,297         969         5,972          6,941
                                           -------      --------         --------    --------      --------       --------
                            Total          $94,038      $154,462         $369,602    $102,606      $515,496       $618,102
                                           =======      ========         ========    ========      ========       ========


                                                                      DEPRECIABLE
                            ACCUMULATED      DATE OF         DATE        LIVES
        COMMUNITY           DEPRECIATION   CONSTRUCTION    ACQUIRED      YEARS
        ---------           ------------   ------------    --------   -----------
Richmond, VA
  Summit Breckenridge.....      (4,021)      7/85-5/87       6/85     5-40 years
  Summit Stony Point......      (1,568)           1986(5)    2/94     5-40 years
  Summit Waterford........      (3,229)      1/89-6/90      11/88     5-40 years
South Florida
  Summit Aventura.........        (965)     6/94-12/95      12/93     5-40 years
  Summit Del Ray..........      (2,016)      1/92-2/93       1/92     5-40 years
  Summit Palm Lake........      (3,196)      3/90-2/92       1/90     5-40 years
  Summit Plantation.......        (453)      1/94-7/95(5)    4/96     5-40 years
Tampa/Sarasota, FL
  Summit Gateway..........      (2,856)      1/86-1/87      12/85     5-40 years
  Summit Hampton..........      (4,089)     11/86-3/88      10/86     5-40 years
  Summit Heron's Run......      (2,449)     7/89-10/90       6/89     5-40 years
  Summit Lofts............        (835)           1990(5)   10/94     5-40 years
  Summit McIntosh.........      (2,514)      7/89-6/90       1/89     5-40 years
  Summit Perico...........      (2,687)      1/89-2/90       8/88     5-40 years
  Summit Providence.......      (4,168)      9/88-2/91       4/88     5-40 years
  Summit Station..........      (2,074)     10/89-9/90       9/89     5-40 years
  Summit Walk.............        (665)      4/92-2/93       4/92     5-40 years
Washington, DC
  Summit Belmont..........      (3,621)      1/86-5/87       1/86     5-40 years
  Summit Meadow...........      (2,025)      8/89-8/90       2/89     5-40 years
  Summit Pike Creek.......      (3,436)     11/86-2/88       4/86     5-40 years
  Summit Reston...........      (2,785)           1987(5)    4/94     5-40 years
  Summit Windsor..........      (1,681)      8/88-8/89       3/95     5-40 years
                             ---------
                             $ (85,031)
                             =========

(1) The aggregate cost for federal income tax purposes at December 31, 1996 is $559.0 million.

(2) Encumbered by fixed rate mortgages of $153 million.

(3) Encumbered by fixed rate mortgage of $8.6 million.

(4) Collateral for $55.6 million of letter of credit which serves as collateral for $53.9 million in tax exempt bonds.

(5) Property purchased by Company. Date reflects date construction completed.

(6) Includes furniture, fixtures and equipment.

                                                                    SCHEDULE III

                             SUMMIT PROPERTIES INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             (DOLLARS IN THOUSANDS)

A summary of activity for real estate assets and accumulated depreciation is as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1996        1995        1994
                                                             --------    --------    --------
REAL ESTATE ASSETS(1):
  Balance at beginning of year.............................  $524,772    $407,707    $313,698
                                                             --------    --------    --------
  Acquisitions.............................................    21,913      82,935      75,921
  Improvements.............................................     4,780       2,560       1,710
  Developments.............................................    66,637      31,570          --
  Step-up in basis and other costs related to Initial
     Offering..............................................        --          --      16,378
                                                             --------    --------    --------
                                                               93,329     117,065      94,009
                                                             --------    --------    --------
  Balance at end of year...................................  $618,102    $524,772    $407,707
                                                             ========    ========    ========
ACCUMULATED DEPRECIATION(1):
  Balance at beginning of year.............................  $ 66,978    $ 51,957    $ 40,367
  Depreciation.............................................    18,053      15,021      11,590
                                                             --------    --------    --------
  Balance at end of year...................................  $ 85,031    $ 66,978    $ 51,957
                                                             ========    ========    ========

(1) Includes only apartment communities and does not include fixed assets used in property development, construction and management of apartment communities.