Form 10-Q
period 1997-03-31
SUMMIT PROPERTIES INC
filed 1997-05-14
CIK 915773

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ---------------------

                                   FORM 10-Q

   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                       OR
  [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM ____________ TO ____________
                         COMMISSION FILE NUMBER 1-12792

                             ---------------------

                             SUMMIT PROPERTIES INC.
             (Exact name of registrant as specified in its charter)

MARYLAND                                                                    56-1857807
(State or other jurisdiction                                          (I.R.S. Employer
of incorporation or organization)                                  Identification No.)

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

Yes   X      No
    -----       -----
                             ---------------------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                23,079,203 shares outstanding as of May 9, 1997.

================================================================================

                             SUMMIT PROPERTIES INC.

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I        FINANCIAL INFORMATION
     Item  1  Financial Statements

              Consolidated Balance Sheets as of March 31, 1997 (Unaudited)
                and December 31, 1996.....................................    2
              Consolidated Statements of Earnings for the three months
                ended
                March 31, 1997 and 1996 (Unaudited).......................    3
              Consolidated Statement of Stockholders' Equity
                (Unaudited)...............................................    4
              Consolidated Statements of Cash Flows for the three months
                ended March 31, 1997 and 1996 (Unaudited).................    5
              Notes to Consolidated Financial Statements..................    6
     Item  2  Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................    8
PART II       OTHER INFORMATION
     Item  2  Changes in Securities.......................................
                                                                             18
     Item  6  Exhibits Index and Reports on Form 8-K......................
                                                                             18
     SIGNATURES...........................................................   19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             SUMMIT PROPERTIES INC.

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                               MARCH 31,       DECEMBER 31,
                                                                 1997              1996
                                                              -----------      ------------
                                                              (UNAUDITED)
ASSETS
Real estate assets:
  Land and land improvements................................   $111,565          $102,605
  Buildings and improvements................................    526,963           472,996
  Furniture, fixtures and equipment.........................     46,076            43,021
                                                               --------          --------
                                                                684,604           618,622
  Less: accumulated depreciation............................    (90,832)          (85,651)
                                                               --------          --------
        Operating real estate assets........................    593,772           532,971
  Construction in progress..................................    103,568            86,157
                                                               --------          --------
          Net real estate assets............................    697,340           619,128
Cash and cash equivalents...................................      3,378             3,665
Restricted cash.............................................      4,809             4,121
Deferred financing costs, net...............................      4,436             4,675
Other assets................................................      3,040             3,402
                                                               --------          --------
Total assets................................................   $713,003          $634,991
                                                               ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes payable.............................................   $368,562          $309,933
  Accrued interest payable..................................      1,700             1,318
  Accounts payable and accrued expenses.....................     11,736             7,257
  Dividends and distributions payable.......................     10,757            10,244
  Security deposits and prepaid rents.......................      3,685             3,196
                                                               --------          --------
          Total liabilities.................................    396,440           331,948
                                                               --------          --------
Commitments
Minority interest...........................................     48,572            45,829
                                                               --------          --------
Stockholders' equity:
  Common stock, $.01 par value -- 100,000,000 authorized,
     23,078,821 and 22,409,638 shares issued and outstanding
     in 1997 and 1996, respectively.........................        231               224
  Additional paid-in capital................................    357,419           342,872
  Accumulated deficit.......................................    (88,463)          (85,068)
  Unamortized restricted stock compensation.................     (1,196)             (814)
                                                               --------          --------
          Total stockholders' equity........................    267,991           257,214
                                                               --------          --------
Total liabilities and stockholders' equity..................   $713,003          $634,991
                                                               ========          ========

See notes to consolidated financial statements.

                             SUMMIT PROPERTIES INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                (DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------
                                                                  1997            1996
                                                              ------------    ------------
Revenues:
  Rental....................................................   $    25,780     $    20,190
  Other property income.....................................         1,321           1,014
  Interest..................................................            76              76
  Other income..............................................            72             150
                                                               -----------     -----------
     Total revenues.........................................        27,249          21,430
                                                               -----------     -----------
Expenses:
  Property operating and maintenance:
     Personnel..............................................         2,166           2,005
     Advertising and promotion..............................           380             286
     Utilities..............................................         1,167             979
     Building repairs and maintenance.......................         1,943           1,550
     Real estate taxes and insurance........................         2,695           2,177
     Depreciation...........................................         5,181           4,130
     Property supervision...................................           662             504
     Other operating expenses...............................           801             623
                                                               -----------     -----------
                                                                    14,995          12,254
  Interest..................................................         4,550           4,149
  General and administrative................................           646             625
  Loss (income) in equity investments:
     Summit Management Company..............................           130             166
     Real estate joint venture..............................            --              (1)
                                                               -----------     -----------
          Total expenses....................................        20,321          17,193
                                                               -----------     -----------
Income before minority interest of unitholders in Operating
  Partnership...............................................         6,928           4,237
Minority interest of unitholders in Operating Partnership...        (1,052)           (828)
                                                               -----------     -----------
  Net income................................................   $     5,876     $     3,409
                                                               ===========     ===========
Per share data:
  Net income................................................   $      0.26     $      0.21
                                                               ===========     ===========
  Dividends declared........................................   $      0.40     $      0.39
                                                               ===========     ===========
  Weighted average common shares............................    22,946,310      16,593,937
                                                               ===========     ===========

See notes to consolidated financial statements.

                             SUMMIT PROPERTIES INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                ADDITIONAL                  RESTRICTED
                                       COMMON    PAID-IN     ACCUMULATED      STOCK
                                       STOCK     CAPITAL       DEFICIT     COMPENSATION    TOTAL
                                       ------   ----------   -----------   ------------   --------
Balance, December 31, 1996...........   $224     $342,872     $(85,068)      $  (814)     $257,214
  Dividends..........................     --           --       (9,271)           --        (9,271)
  Issuance of stock..................      6       11,740           --            --        11,746
  Exercise of stock options..........                 718                                      718
  Conversion of units to shares......     --           30           --            --            30
  Issuance of restricted stock
     grants..........................     --          456           --          (456)           --
  Amortization of restricted stock
     grants..........................     --           --           --            74            74
  Proceeds from Dividend Reinvestment
     and Employee Stock Purchase
     Plans...........................      1        1,056           --            --         1,057
  Adjustment for minority interest in
     Operating Partnership...........     --          547           --            --           547
  Net income.........................     --           --        5,876            --         5,876
                                        ----     --------     --------       -------      --------
Balance, March 31, 1997..............   $231     $357,419     $(88,463)      $(1,196)     $267,991
                                        ====     ========     ========       =======      ========

See notes to consolidated financial statements.

                             SUMMIT PROPERTIES INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Cash flows from operating activities:
  Net income................................................  $  5,876    $  3,409
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Loss on equity method investments......................       130         165
     Depreciation and amortization..........................     5,437       4,377
     Increase in restricted cash............................      (688)        (30)
     Increase (decrease) in other assets....................       324      (1,023)
     Increase in accrued interest payable...................       365          26
     Increase in accounts payable and accrued expenses......     1,528       1,431
     Increase in security deposits and prepaid rents........        44          53
     Increase in minority interest of unitholders in
      Operating Partnership.................................     1,052         828
                                                              --------    --------
          Net cash provided by operating activities.........    14,068       9,236
                                                              --------    --------
Cash flows from investing activities:
  Construction of real estate assets, net of payables.......   (12,768)    (16,400)
  Purchase of Communities...................................   (40,408)         --
  Capitalized interest......................................    (1,340)       (970)
  Recurring capital expenditures............................      (455)       (561)
  Non-recurring capital expenditures........................      (922)       (721)
                                                              --------    --------
          Net cash used in investing activities.............   (55,893)    (18,652)
                                                              --------    --------
Cash flows from financing activities:
  Debt proceeds.............................................    44,648      17,284
  Debt repayments...........................................    (1,245)       (574)
  Dividends and distributions to unitholders................   (10,447)     (7,747)
  Payments of financing costs...............................        (5)       (108)
  Issuance of stock.........................................     6,812          --
  Exercise of stock options.................................       718          --
  Proceeds from Dividend Reinvestment and Employee Stock
     Purchase Plans.........................................     1,057         144
  Costs of shelf registrations..............................        --        (138)
                                                              --------    --------
          Net cash provided by financing activities.........    41,538       8,861
                                                              --------    --------
Net increase in cash and cash equivalents...................      (287)       (555)
Cash and cash equivalents, beginning of period..............     3,665       2,881
                                                              --------    --------
Cash and cash equivalents, end of period....................  $  3,378    $  2,326
                                                              ========    ========
Supplemental disclosure of cash flow information -- Cash
  paid for interest, net of capitalized interest............  $  3,939    $  3,848
                                                              ========    ========

See notes to consolidated financial statements.

SUMMIT PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the management of Summit Properties Inc., (the "Company") in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's December 31, 1996 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

2. ACQUISITIONS

During the first quarter of 1997, the Company completed the acquisition of three
Communities: Summit Mayfaire, Summit Portofino and Summit Sand Lake (the "1997 Acquisitions"). The 1997 Acquisitions added a total of 882 apartment homes to the Company's portfolio at an aggregate purchase price of $64.5 million. The 1997 Acquisitions were primarily financed with the assumption of $15.2 million in debt, the issuance of 243,608 shares of Common Stock, the issuance of 194,495 Operating Partnership Units in Summit Properties Partnership, L.P., and the payment of $40.3 million in cash. In addition, the Company sold 315,029 shares of Common Stock to the public for $6.8 million in cash to partially fund the cash purchase price of the Summit Portofino community.

In addition, the Company acquired its joint venture partner's interest in Summit Plantation (formerly Plantation Cove) apartment community on April 1, 1996. The Company paid $6.4 million in cash for the remaining 75% interest in this joint venture, which is now owned entirely by the Company.

The following summary of selected unaudited pro forma results of operations presents information as if the 1997 Acquisitions and the Summit Plantation acquisition had occurred at the beginning of each period presented. The pro forma information for the three months ended March 31, 1997 and 1996 is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future (dollars in thousands, except per share amounts):

                                                               1997           1996
                                                            -----------    -----------
Net revenues..............................................  $    27,871    $    24,215
                                                            ===========    ===========
Expenses:
  Property operating and maintenance......................  $    10,069    $     9,063
  Depreciation............................................        5,311          4,763
  Interest................................................        4,778          5,472

Income before minority interest of unitholders in
  Operating Partnership...................................  $     6,937    $     4,127
                                                            ===========    ===========
Net income................................................  $     5,866    $     3,313
                                                            ===========    ===========
Net income per share......................................  $      0.25    $      0.19
                                                            ===========    ===========
Weighted average shares...................................   23,106,150     17,152,574
                                                            ===========    ===========
Weighted average shares and units.........................   27,325,244     21,369,055
                                                            ===========    ===========

SUMMIT PROPERTIES INC.

--------------------------------------------------------------------------------

3. RESTRICTED STOCK

In January, 1997 and 1996 the Company granted 20,858 and 56,041, respectively, shares of restricted stock to employees under the Company's 1994 Stock Option and Incentive Plan. The market value of the restricted stock grants in 1997 and 1996 totaled $456,000 and $1.1 million, respectively, which has been recorded as unamortized restricted stock compensation and is shown as a separate component of stockholders' equity. Unearned compensation is being amortized to expense over the five year vesting period.

4. SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the three months ended March 31, 1997 and 1996 are as follows:

     A. In the three months ended March 31, 1997, the Company purchased three communities (Summit Mayfaire, Summit Portofino and Summit Sand Lake). The Company completed the purchase of the three Communities by assuming debt, issuing 194,495 Operating Partnership Units, issuing 243,608 shares of Common Stock, assuming certain liabilities and current assets, and the payment of cash. The recording of the purchase is summarized as follows (in thousands):

Fixed assets................................................  $ 65,170
Other assets................................................        30
Debt assumed................................................   (15,226)
Current liabilities assumed.................................      (694)
Value of Operating Partnership Units issued.................    (3,939)
Value of Common Stock issued................................    (4,933)
                                                              --------
          Cash invested.....................................  $(40,408)
                                                              ========

     B. The Company issued 106,330 Operating Partnership Units in Summit Properties Partnership, L.P. (valued at $2.1 million) for the purchase of land during the three months ended March 31, 1996.

     C. The Company accrued a dividend and distribution payable in the amount of $10.8 million and $8.0 million at March 31, 1997 and 1996, respectively.

     D. The Company issued 20,858 and 56,041 shares of restricted stock valued at $456,000 and $1.1 million during the three months ended March 31, 1997 and 1996, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements (including, without limitation, statements relating to development activities of the Company) within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward looking statements are based on reasonable assumptions, the Company's actual results and performance of development communities could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include general economic conditions, local real estate conditions, construction delays due to unavailability of materials, weather conditions or other delays and those factors discussed in the last paragraph under the heading entitled "Operating Performance of the Company's Stabilized Communities" and in the section entitled "Development Activity -- Certain Factors Affecting the Performance of Development Communities" on pages 10 and 15, respectively, of this Form 10-Q.

OVERVIEW

The following discussion should be read in conjunction with the Consolidated Financial Statements of Summit Properties Inc. and the Notes thereto appearing elsewhere herein.

As of March 31, 1997, there were 27,297,098 Units outstanding of the Operating Partnership, of which 23,078,821, or 84.5% were owned by the Company and 4,218,277, or 15.5% were owned by other partners (including certain officers and directors of the Company).

HISTORICAL RESULTS OF OPERATIONS

The Company's net income is generated primarily from operations of its apartment communities (the "Communities"). The changes in operating results from period to period reflect changes in existing Community performance and increases in the number of apartment homes due to development and acquisition of new Communities. Where appropriate, comparisons are made on a "stabilized Communities," "acquisition Communities," "stabilized development Communities" and "Communities in lease-up" basis in order to adjust for changes in the number of apartment homes. A Community is deemed to be "stabilized" when it has attained either a physical occupancy level of at least 93% or when construction has been completed for one year in each of the comparable periods presented. A Community is deemed to be a "stabilized development" when stabilized in the entire current period presented but was in lease-up in the prior period presented. A summary of the Company's apartment homes for the three months ended March 31, 1997 and 1996 is as follows:

                                                               1997        1996
                                                              ------      ------
Apartment homes at the beginning of the period..............  12,454      11,286
Acquisitions................................................     882          --
Developments which began rental operations during the
  period....................................................      --          --
                                                              ------      ------
Apartment homes at the end of the period....................  13,336      11,286
                                                              ======      ======

  Results of Operations for the Three Months Ended March 31, 1997 and 1996

For the three months ended March 31, 1997, income before minority interest increased $2.7 million to $6.9 million, from $4.2 million for the three months ended March 31, 1996.

OPERATING PERFORMANCE OF THE COMPANY'S PORTFOLIO OF COMMUNITIES

The operating performance of the Communities for the three months ended March 31, 1997 and 1996 is summarized below (dollars in thousands):

                                                    1997         1996        % CHANGE
                                                   -------      -------      --------
Property revenues:
  Stabilized communities.........................  $20,610      $20,078         2.6%
  Acquisition communities........................    2,495           --       100.0%
  Stabilized development communities.............    3,068        1,126       172.5%
  Communities in lease-up........................      928           --       100.0%
                                                   -------      -------
Total property revenues..........................   27,101       21,204        27.8%
                                                   -------      -------
Property operating and maintenance expense(1):
  Stabilized communities.........................    7,739        7,601         1.8%
  Acquisition communities........................      806           --       100.0%
  Stabilized development communities.............      921          523        76.1%
  Communities in lease-up........................      348           --       100.0%
                                                   -------      -------
          Total property operating and
            maintenance expense..................    9,814        8,124        20.8%
                                                   -------      -------
Property operating income........................  $17,287      $13,080        32.2%
                                                   =======      =======
Apartment homes, end of period...................   13,336       11,286        18.2%
                                                   =======      =======

---------------

(1) Before real estate depreciation and amortization expense.

OPERATING PERFORMANCE OF THE COMPANY'S STABILIZED COMMUNITIES

The operating performance of the 46 Communities, containing 10,086 apartment homes, stabilized during the entire period in each of the three months ended March 31, 1997 and 1996 is summarized below (dollars in thousands except average monthly rental revenue):

                                                    1997         1996        % CHANGE
                                                   -------      -------      --------
Property revenues:
  Rental.........................................  $19,684      $19,148         2.8%
  Other..........................................      926          930       (-0.4)%
                                                   -------      -------
Total property revenues..........................   20,610       20,078         2.6%
                                                   -------      -------
Property operating and maintenance expense(1):
  Personnel......................................    1,732        1,904       (-9.0)%
  Advertising and promotion......................      240          192        25.0%
  Utilities......................................      928          906         2.4%
  Building repairs and maintenance...............    1,667        1,540         8.2%
  Real estate taxes and insurance................    2,037        1,985         2.6%
  Property supervision...........................      514          499         3.0%
  Other operating expense........................      621          575         8.0%
                                                   -------      -------
Total property operating and maintenance
  expense........................................    7,739        7,601         1.8%
                                                   -------      -------
Property operating income........................  $12,871      $12,477         3.2%
                                                   =======      =======
Average physical occupancy(2)....................     93.1%        93.2%      (-0.1)%
                                                   =======      =======
Average monthly rental revenue(3)................  $   709      $   692         2.5%
                                                   =======      =======
Number of apartment homes........................   10,086       10,086
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

The increase in rental revenue from stabilized Communities was primarily the result of increases in average rental rates. Property operating and maintenance expense increases were due primarily to an increase in advertising and promotion, building repair and maintenance offset by a decrease in personnel expense. Building repairs and maintenance includes a $42,000 or 13.5% increase in the cost of replacement carpets. As a percentage of total property revenue, property operating and maintenance expenses decreased from 37.9% in 1996 to 37.5% in 1997.

The 2.6% rate of growth in property revenues was lower than the 5% rate of growth in property revenues achieved from the first quarter of 1995 compared to first quarter 1996. The growth rate was lower primarily as a result of a new supply of competing multi-family Communities and the increase in home affordability in the markets in which the Company operates. The Company expects property growth rates for the remainder of 1997 to be similar to the first quarter of 1997 as the supply of new multi-family Communities continues to increase balanced by the continued strength of the local economies in which the Company operates. The Company believes its expectations relative to property revenue growth are based on reasonable assumptions as to future economic conditions and the quantity of competitive multi-family Communities in the markets in which the Company does business. There can be no assurance that actual results will not differ from these assumptions.

OPERATING PERFORMANCE OF THE COMPANY'S ACQUISITION COMMUNITIES

Acquisition communities consist of Summit Plantation (262 apartment homes) acquired on April 1, 1996, and Summit Mayfaire, Summit Portofino and Summit Sand Lake acquired in the first quarter of 1997. The operations of these Communities for the three months ended March 31, 1997 are summarized as follows (dollars in thousands except average monthly rental revenue):

                                                               1997
                                                              ------
Property revenues:
  Rental revenues...........................................  $2,370
  Other property revenue....................................     125
                                                              ------
Total property revenues.....................................   2,495
                                                              ------
Property operating and maintenance expense(1)...............     806
                                                              ------
Property operating income...................................  $1,689
                                                              ======
Average physical occupancy(2)...............................    95.2%
                                                              ======
Average monthly rental revenue(3)...........................  $  746
                                                              ======
Number of apartment homes...................................   1,144
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

The unleveraged yield, defined as property operating income for the three months ended March 31, 1997 on an annualized basis over total acquisition cost, was 9.6%.

OPERATING PERFORMANCE OF THE COMPANY'S STABILIZED DEVELOPMENT COMMUNITIES

The Company had four development communities (Summit Aventura, Summit Hill II, Summit Green, and Summit River Crossing), which were stabilized during the entire three months ended March 31, 1997 but were still in lease-up/construction in the three months ended March 31, 1996. The operating performance of these four Communities for the three months ended March 31, 1997 and 1996 is summarized below (dollars in thousands except average monthly rental revenue):

                                                               1997      1996
                                                              ------    ------
Property revenues:
  Rental revenues...........................................  $2,870    $1,042
  Other property revenue....................................     198        84
                                                              ------    ------
Total property revenues.....................................   3,068     1,126
                                                              ------    ------
Property operating and maintenance expense(1)...............     921       523
                                                              ------    ------
Property operating income...................................  $2,147    $  603
                                                              ======    ======
Average physical occupancy(2)...............................    93.1%     32.8%
                                                              ======    ======
Average monthly rental revenue(3)...........................  $  933    $  903
                                                              ======    ======
Number of apartment homes...................................   1,200     1,200
                                                              ======    ======

---------------

(1) Before real estate depreciation, amortization and interest expense.

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

The unleveraged yield, defined as property operating income for the three months ended March 31, 1997 on an annualized basis over total development cost, was 10.7%.

OPERATING PERFORMANCE OF THE COMPANY'S COMMUNITIES IN LEASE-UP

The Company had three Communities in lease-up in the three months ended March 31, 1997. A Community in lease-up is defined as one which has commenced rental operations but has not reached stabilization (all communities in lease-up for the three months ended March 31, 1996 are currently classified as stabilized development communities). A summary of the three Communities in lease-up as of March 31, 1997 is as follows:

                                   NUMBER       TOTAL       ACTUAL/                                  % LEASED
                                     OF        ACTUAL/    ANTICIPATED                     AVERAGE      AS OF
                                  APARTMENT   ESTIMATED   CONSTRUCTION    ANTICIPATED    OCCUPANCY   MARCH 31,
COMMUNITY                           HOMES       COST       COMPLETION    STABILIZATION     1997        1997
---------                         ---------   ---------   ------------   -------------   ---------   ---------
Summit Fairways.................     240       $17,661      Q4 1996         Q3 1997        57.80%      67.10%
Summit on the River.............     352        23,900      Q2 1997         Q3 1997        48.90%      57.70%
Summit Russett..................     314        22,100      Q2 1997         Q3 1997        16.80%      43.60%
                                     ---       -------
                                     906       $63,661
                                     ===       =======

A total of 382 of the 666 apartment homes had been completed at Summit on the River and Summit Russett as of March 31, 1997. Property operating loss after interest expense was $50,000 for the three communities in lease-up.

OPERATING PERFORMANCE OF SUMMIT MANAGEMENT COMPANY

The operating performance of Summit Management Company (the "Management Company") and its wholly-owned subsidiary, Summit Apartment Builders Inc., for the three months ended March 31, 1997 and 1996 is summarized below (dollars in thousands):

                                                               1997        1996
                                                              ------      ------
Property management revenue.................................  $1,182      $1,132
Construction company income.................................     192          64
Other management company income.............................      24          26
                                                              ------      ------
          Total revenue.....................................   1,398       1,222
Property management expenses:
  Operating.................................................   1,031       1,152
  Depreciation..............................................      48          28
  Amortization..............................................      72          69
  Interest..................................................      75          75
                                                              ------      ------
          Total property management expenses................   1,226       1,324
Construction company expenses...............................     302          64
                                                              ------      ------
          Total expenses....................................   1,528       1,388
                                                              ------      ------
Net loss of Summit
  Management Company........................................  $ (130)     $ (166)
                                                              ======      ======

The increase in property management revenue was the result of higher revenues for managing the Company's Communities offset by a reduction in the average number of communities managed for third parties during 1997 compared to 1996. Total third party apartment homes managed for third parties was 5,787 and 7,926 at March 31, 1997 and 1996, respectively. The Company expects third party management revenue as a percentage of total property management revenues to continue to decline as revenues from the Company's communities continue to increase.

Property management fees include $474,000 and $568,000 of fees from third parties in 1997 and 1996, respectively.

Construction Company revenues and expenses increased in 1997 compared to 1996 primarily due to the increased number of construction projects. The increase in construction projects was a result of the Company's decision to expand its in-house construction operations in the state of Florida to cover the entire geographic area in which the Company operates. All of the Construction Company's income is from contracts with the Company.

OTHER INCOME AND EXPENSES

Interest expense increased $401,000 or 9.7% to $4.5 million for the three months ended March 31, 1997, from $4.1 million for the same period in 1996, primarily due to interest on debt related to the Communities acquired in 1997 and interest on Communities under construction, offset by the Company's repayment of debt in connection with a public offering of 5.75 million shares of Common Stock in August 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital is primarily provided by operations and an unsecured $150 million credit facility (the "Unsecured Credit Facility"). The Unsecured Credit Facility has a three year term and currently bears interest at LIBOR + 110 basis points based upon the Company's credit rating of BBB- by Standard & Poors Rating Group. The interest rate can be reduced in the event of an upgrade of the Company's unsecured credit rating as assigned by Standard & Poors Rating Group (which rating must be accompanied by the comparable senior unsecured bond rating from one of Moody's, Duff & Phelps or Fitch) as follows:

S & P CREDIT RATING                                             RATE
-------------------                                          -----------
BBB-.......................................................  LIBOR + 110
BBB........................................................  LIBOR +  95
BBB+.......................................................  LIBOR +  80

The Unsecured Credit Facility provides $25 million for general working capital purposes with the remaining $125 million available to finance new development and acquisitions.

The Company's outstanding indebtedness at March 31, 1997 totaled $368.6 million. This amount includes approximately $207.7 million in fixed rate conventional mortgages, $53.6 million of variable rate tax-exempt bonds, $31.0 million of unsecured notes, $9.3 million of tax exempt fixed rate loans, and $67.0 million under the variable rate Unsecured Credit Facility.

The Company's net cash provided by operating activities increased from $9.2 million for the three months ended March 31, 1996 to $14.1 million for the same period in 1997 primarily due to a $4.2 million increase in property operating income.

Net cash used in investing activities increased from $18.7 million for the three months ended March 31, 1996 to $55.9 million for the same period in 1997 primarily due to an increase in the acquisition of Communities.

Net cash provided by financing activities increased from $8.9 million for the three months ended March 31, 1996 to $41.5 million for the same period in 1997, primarily due to an increase in debt proceeds and Common Stock issuance proceeds, partially offset by higher dividends and distributions to unitholders.

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

The following table sets forth certain information regarding debt financing as of March 31, 1997 and December 31, 1996:

                                                                               PRINCIPAL OUTSTANDING
                                                     INTEREST                 ------------------------
                                                    RATE AS OF     MATURITY   MARCH 31,   DECEMBER 31,
                                                  MARCH 31, 1997     DATE       1997          1996
                                                  --------------   --------   ---------   ------------
FIXED RATE DEBT
Mortgage Loan(1)................................      5.88%        2/15/01    $122,297      $122,950
Mortgage Loan(1)................................      7.71         12/15/05     29,538        29,653
Mortgage Loan(2)................................      8.00         09/1/05       8,618         8,638
Mortgage Notes
  Summit Hollow I...............................      8.00         11/1/18       2,276         2,286
  Summit Hollow II..............................      7.75         1/1/29        2,582         2,587
  Summit Creekside..............................      8.00         6/1/22        2,867         2,877
  Summit Old Town...............................      8.00         9/1/20        3,085         3,097
  Summit Eastchester............................      8.00         5/1/21        3,858         3,872
  Summit Foxcroft...............................      8.00         4/1/20        2,773         2,788
  Summit Oak....................................      7.75         12/1/23       2,577         2,585
  Summit Sherwood...............................      7.88         3/1/29        3,323         3,329
  Summit Radbourne..............................      9.80         3/1/02        8,663         8,683
  Summit Sand Lake..............................      7.88         2/15/06      15,195            --

Tax Exempt Mortgage Notes
  Summit Crossing...............................      6.95         11/1/25       4,201         4,213
  Summit East Ridge.............................      7.25         12/1/26       5,142         5,156
                                                                              --------      --------
          Total Mortgage Debt...................                               216,995       202,714
                                                                              --------      --------
Unsecured Notes
  Bank Note.....................................      7.85         8/3/02       16,000        16,000
  Bank Note.....................................      7.61         8/3/00       15,000        15,000
                                                                              --------      --------
          Total Unsecured Notes.................                                31,000        31,000
                                                                              --------      --------
          Total Fixed Rate Debt.................                               247,995       233,714

VARIABLE RATE DEBT
  Unsecured Credit Facility.....................  LIBOR + 110      11/18/99   $ 67,005      $ 22,357

  Tax Exempt Bonds
     Summit Belmont.............................      5.00%       4/1/07        11,650        11,850
     Summit Hampton.............................      5.00        6/1/07        12,700        12,700
     Summit Pike Creek..........................      5.00        8/15/20       13,202        13,262
     Summit Gateway.............................      5.00        7/1/07         7,300         7,300
     Summit Stony Point.........................      5.00        4/1/29         8,710         8,750
                                                                              --------      --------
          Total Tax Exempt Bonds................                                53,562        53,862
                                                                              --------      --------
          Total Variable Rate...................                               120,567        76,219
                                                                              --------      --------
          TOTAL OUTSTANDING INDEBTEDNESS........                              $368,562      $309,933
                                                                              ========      ========

---------------

(1) Mortgage Loans secured by fifteen communities
(2) Mortgage Loan secured by two communities
The London Interbank Offered Rate (LIBOR) at March 31, 1997 was 5.79%.

DEVELOPMENT ACTIVITY

The Company's developments in process at March 31, 1997 are summarized as follows (dollars in thousands):

                                                           TOTAL                ESTIMATED   ANTICIPATED
                                             APARTMENT   ESTIMATED   COST TO     COST TO    CONSTRUCTION
COMMUNITY                                      HOMES       COSTS       DATE     COMPLETE     COMPLETION
---------                                    ---------   ---------   --------   ---------   ------------
Summit on the River -- Atlanta, GA.........      352     $ 23,900    $ 21,979   $  1,921      Q2 1997
Summit Russett -- Laurel, MD...............      314       22,100      19,894      2,206      Q2 1997
Summit Stonefield -- Yardley, PA...........      216       18,400       9,696      8,704      Q4 1997
Summit Norcroft II -- Charlotte, NC........       54        3,750         623      3,127      Q4 1997
Summit Sedgebrook I -- Charlotte, NC.......      248       15,600       6,545      9,055      Q4 1997
Summit Ballantyne I -- Charlotte, NC.......      246       16,800       6,706     10,094      Q4 1997
Summit Plantation II -- Plantation, FL.....      240       22,000       9,335     12,665      Q4 1997
Summit Lake I -- Raleigh, NC...............      302       19,700       4,405     15,295      Q2 1998
Summit Fair Lakes I -- Fairfax, VA.........      370       32,900       7,074     25,826      Q4 1998
Summit New Albany -- Columbus, OH..........      428       30,100       4,065     26,035      Q1 1999
Other development and construction.........       --           --      13,246         --
                                               -----     --------    --------   --------
                                               2,770     $205,250    $103,568   $114,928
                                               =====     ========    ========   ========

  Certain Factors Affecting the Performance of Development Communities

The Company is optimistic about the operating prospects of the Communities under construction even with the increased supply of newly constructed apartment homes of comparable quality in many of its markets. As with any development community, there are uncertainties and risks associated with the development of the Communities described above. While the Company has prepared development budgets and has estimated completion and stabilization target dates based on what it believes are reasonable assumptions in light of current conditions, there can be no assurance that actual costs will not exceed current budgets or that the Company will not experience construction delays due to the unavailability of materials, weather conditions or other events. Other development risks include the possibility that financing may not be available on favorable terms, or at all, to pursue or complete development activities. Similarly, market conditions at the time these Communities become available for leasing will affect the rental rates that may be charged and the period of time necessary to achieve stabilization, which could make one or more of the development communities unprofitable or result in achieving stabilization later than currently anticipated. In addition, the Company is conducting feasibility and other pre-development work for eight Communities. The Company could abandon the development of any one or more of these potential Communities in the event that it determines that market conditions do not support development, financing is not available on favorable terms or other circumstances prevent development. Similarly, there can be no assurance that if the Company does pursue one or more of these potential Communities that it will be able to complete construction within the currently estimated development budgets or that construction can be started at the time currently anticipated.

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

Capitalized expenditures for the three months ended March 31, 1997 and 1996 are summarized as follows (dollars in thousands):

                                                               1997       1996
                                                              -------    -------
Acquisition of new Communities(1)...........................  $65,170    $     0
Construction of new Communities(2)..........................   15,506     18,970
Capitalized interest........................................    1,340        970
Non-recurring capital expenditures:
  Construction of garages...................................        3        473
  New signage...............................................       48         --
  Major improvements........................................      871        187
  Other.....................................................       --         61
                                                              -------    -------
          Total non-recurring...............................      922        721
                                                              -------    -------
Recurring capital expenditures:
  Exterior painting.........................................      105        123
  Other.....................................................      350        438
                                                              -------    -------
          Total recurring...................................      455        561
                                                              -------    -------
                                                              $83,393    $21,222
                                                              =======    =======

---------------

(1) Includes the issuance of Units in the Operating Partnership and shares of Common Stock with a value of $8.9 million and assumption of debt of $15.2 million in the three months ended March 31, 1997.

(2) Includes issuance of $2.1 million of units in the Operating Partnership for the acquisition of land in 1996.

Construction of Communities was funded primarily by development loans, equity offering proceeds and borrowing under the Company's credit facilities. Other additions and improvements were funded primarily by Community operations and the Company's credit facilities.

INFLATION

Substantially all of the leases at the Communities are for a term of one year or less, which, coupled with the relatively high occupancy rates, may enable the Company to seek increased rents upon renewal of existing leases or commencement of new leases. The short-term nature of these leases generally serves to reduce the risk to the Company of the adverse effect of inflation.

FUNDS FROM OPERATIONS

The Company generally considers Funds from Operations to be an appropriate measure of performance of an equity REIT. The Company computes Funds from Operations in accordance with standards established by the White Paper on Funds from Operations adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT) in March 1995. Funds from Operations, as defined by NAREIT in the White Paper, represents net income (loss) determined in accordance with generally accepted accounting principles (GAAP), excluding gains or losses from sales of assets and debt restructuring, plus certain non-cash items, primarily real estate depreciation, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments to the Company's Funds from Operations for all periods consisted only of real estate depreciation. Funds Available for Distribution is defined as Funds from Operations less recurring capital expenditures funded by operations. Funds from Operations and Funds Available for Distribution should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of the Company's financial performance, or to cash flow from operating activities (determined in accordance with GAAP) as a measure of liquidity, nor is it indicative of funds available to fund the Company's cash needs, including the ability to make distributions.

Funds from Operations and Funds Available for Distribution for the three months ended March 31, 1997 and 1996 are calculated as follows (dollars in thousands):

                                                                 1997          1996
                                                              -----------   -----------
Net income..................................................  $     5,876   $     3,409
Minority Interest of Unitholders in Operating Partnership...        1,052           828
Depreciation:
  Operating Communities.....................................        5,172         4,121
  Summit Plantation.........................................           --            33
                                                              -----------   -----------
Funds from Operations.......................................       12,100         8,391
Recurring capital expenditures..............................         (455)         (561)
                                                              -----------   -----------
Funds Available for Distribution............................  $    11,645   $     7,830
                                                              ===========   ===========
Weighted average shares outstanding.........................   22,946,310    16,593,937
                                                              ===========   ===========
Weighted average shares and units outstanding...............   27,057,351    20,615,923
                                                              ===========   ===========

                          PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

In connection with the purchase of Summit Sand Lake in February 1997, the Company issued 243,608 shares of Common Stock (valued at approximately $4.9 million at the time of the acquisition) to one of the sellers of Summit Sand Lake in partial consideration of their interest in the property. Such shares of Common Stock were issued in reliance on an exemption from registration under
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and rules and regulations promulgated thereunder. In light of information obtained by the Company in connection with the transaction, management of the Company believes that the Company may rely on such exemption.

On February 19, 1997, the Company issued to a limited partner of Summit Properties Partnership L.P. (the "Operating Partnership") 1,500 shares of Common Stock (valued at $30,375 at the time of the issuance) in exchange for 1,500 units of limited partnership interest in the Operating Partnership. Such shares of Common Stock were issued in reliance on an exemption from registration under
Section 4(2) of the Securities Act and rules and regulations promulgated thereunder. In light of information obtained by the Company in connection with the transaction, management of the Company believes that the Company may rely on such exemption.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

          27.1 Financial Data Schedule (For SEC use only)

(b) Reports on Form 8-K

          A Form 8-K was filed with the Securities and Exchange Commission (the "SEC") on March 6, 1997 in connection with the acquisition of Summit Mayfaire, Summit Portofino and Summit Sand Lake and a Form 8-K/A-1 was filed with the SEC on May 1, 1997 to amend the Form 8-K to include financial statements, pro forma financial information and certain exhibits.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       SUMMIT PROPERTIES INC.

May 14, 1997                                                          /s/ WILLIAM F. PAULSEN
-----------------------------------------------------  -----------------------------------------------------
(Date)                                                                  William F. Paulsen
                                                               President and Chief Executive Officer

May 14, 1997                                                          /s/ MICHAEL L. SCHWARZ
-----------------------------------------------------  -----------------------------------------------------
(Date)                                                                  Michael L. Schwarz
                                                       Executive Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

27.1 Financial Data Schedule (For SEC use only)