Form 10-K/A
period 1996-12-31
SUMMIT PROPERTIES INC
filed 1997-06-11
CIK 915773

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-K/A-1

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

(1)  Yes  X       No __
(1)  Yes  X       No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant, as of June 9, 1997, was $453,959,283.

     The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of June 9, 1997, was 23,080,168.

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

================================================================================

Part I, Items 1 and 2, Part II, Items 6, 7 and 8 and Part IV, Item 14 of this report on Form 10-K are hereby amended and restated in full by adding those items as follows:

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

Market Focus. 93% of the Company's portfolio is located in its three core markets: the I-85 Corridor, central and south Florida and the Greater Washington, DC/Virginia area. This market focus has enabled the Company to capitalize on the stronger than average growth in population, employment and household formation experienced in these markets in the past several years. Additionally, it allows the Company to gain better brand recognition and improve operating efficiencies. The Company's property revenue growth rate for 1996 was lower than in 1995 primarily as a result of a new supply of competing multifamily communities in the markets in which the Company operates. In 1997, the Company expects the supply of new multifamily communities in its markets to continue to increase. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Operating Performance of the Company's Stabilized Communities."

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

Properties Under Construction. The following provides summary information regarding the nine Communities under construction as of December 31, 1996 (dollars in thousands):

                                                        TOTAL               ESTIMATED   ANTICIPATED
                                          APARTMENT   ESTIMATED   COST TO    COST TO    CONSTRUCTION
               COMMUNITY                    HOMES       COSTS      DATE     COMPLETE     COMPLETION
----------------------------------------  ---------   ---------   -------   ---------   ------------
Summit on the River -- Atlanta, GA......       352    $ 23,900    $20,496   $  3,404      Q2 1997
Summit Russett -- Laurel, MD............       314      22,100     17,729      4,371      Q2 1997
Summit Stonefield -- Yardley, PA........       216      18,370      7,893     10,477      Q4 1997
Summit Sedgebrook I -- Charlotte, NC....       248      15,640      3,520     12,120      Q4 1997
Summit Ballantyne I -- Charlotte, NC....       246      16,800      4,138     12,662      Q4 1997
Summit Plantation II -- Plantation, FL..       240      22,000      6,217     15,783      Q4 1997
Summit Lake I -- Raleigh, NC............       302      19,700      2,805     16,895      Q2 1998
Summit Fair Lakes I -- Fairfax, VA......       370      32,900      6,790     26,110      Q4 1998
Summit New Albany -- Columbus, OH.......       428      30,100      3,778     26,322      Q1 1999
Other development and construction
  costs.................................        --          --     12,791         --
                                          --------    --------    -------   --------
                                             2,716    $201,510    $86,157   $128,144
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

The Company is also conducting feasibility and other pre-development work for nine new Communities. The Company either owns or holds options to purchase the land for each of these potential developments (dollars in millions):

                                                                                      ANTICIPATED
                                                      APARTMENT      DEVELOPMENT      CONSTRUCTION
           COMMUNITIES IN PRE-DEVELOPMENT               HOMES          BUDGETS           START
----------------------------------------------------  ---------      -----------      ------------
Summit Norcroft II -- Charlotte, NC.................        54        $     3.5           1Q97
Summit Governors Village -- Chapel Hill, NC.........       242             16.8           2Q97
Summit Doral -- Miami, FL...........................       260             22.6           3Q97
Summit Weston -- Raleigh, NC........................       365             25.1           3Q97
Summit Ballantyne II -- Charlotte, NC...............       154             10.7           1Q98
Summit Sedgebrook II -- Charlotte, NC...............       120              8.1           1Q98
Summit Lake II -- Raleigh, NC.......................       144              9.7           1Q98
Summit Pembroke -- Pembroke Pines, FL...............       300             25.8           1Q98
Summit Fair Lakes II -- Fairfax, VA.................       160             14.5           4Q98
                                                      --------        ---------
                                                         1,799        $   136.8
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

ITEM 2.  PROPERTIES

THE COMMUNITIES

The Company owns and manages through the Operating Partnership 51 Communities consisting of 11,788 luxury garden apartment homes. Twenty-six of the Communities have been completed since January 1, 1990 and, as of December 31, 1996, the average age of the stabilized Communities was approximately 7.8 years. The average physical occupancy rate at the stabilized Communities was 93.3% and 94.5% for the years ended December 31, 1996 and 1995, respectively. The average monthly rental revenue per apartment home at the stabilized Communities during 1996 and 1995 was $698 and $669, respectively. Each of the Communities is owned in fee simple.

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

The following table highlights certain information regarding the Communities:

                                                                                                            AVERAGE     AVERAGE
                                                                        AVERAGE     AVERAGE     AVERAGE    RENT PER    RENT PER
                                              NUMBER OF      YEAR      APARTMENT   OCCUPANCY   OCCUPANCY   APARTMENT   APARTMENT
MARKET AREA/COMMUNITY          LOCATION       APARTMENTS   COMPLETED     SIZE        1996        1995        1996        1995
-------------------------  -----------------  ----------   ---------   ---------   ---------   ---------   ---------   ---------
ATLANTA
Summit Glen..............  Atlanta, GA               242     1992            983        91.9        93.7   $     847   $     823
Summit Springs...........  Norcross, GA              312     1990            934        92.6        95.6         708         673
Summit Village...........  Marietta, GA              323     1991            984        91.8        95.0         735         705
                                              ----------               ---------   ---------   ---------   ---------   ---------
ATLANTA SUBTOTAL/WEIGHTED AVERAGE...........         877                     966        92.1        94.9         756         726

CHARLOTTE
Summit Arbors............  Charlotte, NC             120     1986            944        94.8        95.8         748         692
Summit Charleston........  Charlotte, NC             214     1986            806        93.3        94.7         581         562
Summit Creek.............  Charlotte, NC             260     1983            910        92.7        95.7         624         580
Summit Crossing..........  Charlotte, NC             128     1985            978        96.3        97.6         649         609
Summit Fairview..........  Charlotte, NC             135     1983          1,036        93.6        94.1         726         724
Summit Foxcroft(1).......  Charlotte, NC             156     1979            940        93.4        96.6         643         600
Summit Green(2)..........  Charlotte, NC             300     1996          1,098         N/A         N/A         N/A         N/A
Summit Hollow............  Charlotte, NC             232     1978            949        94.5        95.3         656         610
Summit Norcroft..........  Charlotte, NC             162     1991          1,112        94.0        94.6         805         800
Summit Radbourne.........  Charlotte, NC             225     1991          1,006        92.0        96.7         786         770
Summit Simsbury..........  Charlotte, NC             100     1985            874        93.6        95.3         734         701
Summit Touchstone........  Charlotte, NC             132     1986            899        94.0        94.8         677         639
                                              ----------               ---------   ---------   ---------   ---------   ---------
CHARLOTTE SUBTOTAL/WEIGHTED AVERAGE.........       2,164                     969        93.7        95.6         687         656

INDIANAPOLIS
Summit River
 Crossing(2).............  Indianapolis, IN          314     1996          1,086         N/A         N/A         N/A         N/A

ORLANDO
Summit Fairways(2).......  Orlando, FL               240     1996          1,304         N/A         N/A         N/A         N/A

RALEIGH/CENTRAL NORTH CAROLINA
Summit Creekside.........  Hickory, NC               118     1981          1,006        96.2        97.6         566         517
Summit Eastchester.......  High Point, NC            172     1981            947        96.1        97.5         559         510
Summit Highland..........  Raleigh, NC               172     1987            986        94.5        94.2         703         693
Summit Hill I............  Chapel Hill, NC           204     1991            904        93.3        95.4         687         653
Summit Hill II(2)........  Chapel Hill, NC           207     1996          1,023         N/A         N/A         N/A         N/A
Summit Oak...............  Goldsboro, NC             100     1982            918        96.7        97.3         532         508
Summit Old Town..........  Winston-Salem, NC         172     1979            954        90.9        95.5         542         500
Summit Sherwood..........  Winston-Salem, NC         190     1968          1,028        95.2        95.0         526         487
Summit Square............  Durham, NC                362     1990            925        92.1        91.7         763         745
                                              ----------               ---------   ---------   ---------   ---------   ---------
RALEIGH/CENTRAL NORTH CAROLINA
 SUBTOTAL/WEIGHTED AVERAGE..................       1,697                     963        93.9        94.9         635         604

RICHMOND
Summit Breckenridge......  Glen Allen, VA            300     1987            928        95.1        95.0         706         665
Summit Stony Point.......  Richmond, VA              250     1986          1,045        93.2        95.6         724         692
Summit Waterford.........  Midlothian, VA            312     1990            995        91.4        95.2         685         636
                                              ----------               ---------   ---------   ---------   ---------   ---------
RICHMOND SUBTOTAL/WEIGHTED AVERAGE..........         862                     986        93.2        95.2         704         662

SOUTH FLORIDA
Summit Aventura(2).......  Aventura, FL              379     1995          1,170         N/A         N/A         N/A         N/A
Summit Del Ray...........  Delray Beach, FL          252     1993            968        91.5        93.2         852         870
Summit Palm Lake.........  W. Palm Beach, FL         304     1992            919        96.7        94.1         743         713
Summit Plantation(3).....  Plantation, FL            262     1995          1,283         N/A         N/A         N/A         N/A
                                              ----------               ---------   ---------   ---------   ---------   ---------
SOUTH FLORIDA SUBTOTAL/WEIGHTED AVERAGE.....       1,197                   1,088        94.3        93.7         792         784

TAMPA/SARASOTA
Summit Gateway...........  St. Petersburg, FL        212     1987            828        93.7        94.4         626         611
Summit Hampton...........  Bradenton, FL             352     1988            933        93.0        94.2         630         598
Summit Heron's Run.......  Sarasota, FL              274     1990            863        92.5        92.0         653         632
Summit Lofts.............  Palm Harbour, FL          200     1990          1,045        90.8        90.7         690         694
Summit McIntosh..........  Sarasota, FL              212     1990            855        93.9        93.0         684         655
Summit Perico............  Bradenton, FL             256     1990            911        93.5        94.4         657         621
Summit Providence........  Brandon, FL               444     1991            952        93.0        92.2         659         658
Summit Station...........  Tampa, FL                 230     1990            902        92.6        94.8         619         594
Summit Walk..............  Tampa, FL                  68     1993          1,614        95.9        95.1       1,052       1,005
                                              ----------               ---------   ---------   ---------   ---------   ---------
TAMPA/SARASOTA SUBTOTAL/WEIGHTED AVERAGE....       2,248                     936        93.0        93.2         663         644


                             MORTGAGE
                              NOTES
                            PAYABLE AT
                           DECEMBER 31,
MARKET AREA/COMMUNITY          1996
-------------------------  ------------
ATLANTA
Summit Glen..............           (4)
Summit Springs...........           (4)
Summit Village...........           (4)
                           ------------
ATLANTA SUBTOTAL/WEIGHTED AVERAGE......

CHARLOTTE
Summit Arbors............            --
Summit Charleston........           (4)
Summit Creek.............            --
Summit Crossing..........  $      4,213
Summit Fairview..........            --
Summit Foxcroft(1).......         2,788
Summit Green(2)..........            --
Summit Hollow............         4,873
Summit Norcroft..........           (4)
Summit Radbourne.........         8,683
Summit Simsbury..........           (5)
Summit Touchstone........           (5)
                           ------------
CHARLOTTE SUBTOTAL/WEIGHTED AVERAGE....

INDIANAPOLIS
Summit River
 Crossing(2).............            --

ORLANDO
Summit Fairways(2).......            --

RALEIGH/CENTRAL NORTH CAROLINA
Summit Creekside.........         2,877
Summit Eastchester.......         3,872
Summit Highland..........            --
Summit Hill I............            --
Summit Hill II(2)........            --
Summit Oak...............         2,585
Summit Old Town..........         3,097
Summit Sherwood..........         3,329
Summit Square............           (4)
                           ------------
RALEIGH/CENTRAL NORTH CAROLINA
 SUBTOTAL/WEIGHTED AVERAGE

RICHMOND
Summit Breckenridge......            --
Summit Stony Point.......           (6)
Summit Waterford.........           (4)
                           ------------
RICHMOND SUBTOTAL/WEIGHTED AVERAGE.....

SOUTH FLORIDA
Summit Aventura(2).......            --
Summit Del Ray...........           (4)
Summit Palm Lake.........           (4)
Summit Plantation(3).....            --
                           ------------
SOUTH FLORIDA SUBTOTAL/WEIGHTED AVERAGE

TAMPA/SARASOTA
Summit Gateway...........           (6)
Summit Hampton...........           (6)
Summit Heron's Run.......           (4)
Summit Lofts.............            --
Summit McIntosh..........            --
Summit Perico............           (4)
Summit Providence........           (4)
Summit Station...........            --
Summit Walk..............            --
                           ------------
TAMPA/SARASOTA SUBTOTAL/W


                                                                                                            AVERAGE     AVERAGE
                                                                        AVERAGE     AVERAGE     AVERAGE    RENT PER    RENT PER
                                              NUMBER OF      YEAR      APARTMENT   OCCUPANCY   OCCUPANCY   APARTMENT   APARTMENT
MARKET AREA/COMMUNITY          LOCATION       APARTMENTS   COMPLETED     SIZE        1996        1995        1996        1995
-------------------------  -----------------  ----------   ---------   ---------   ---------   ---------   ---------   ---------

WASHINGTON, DC
Summit Belmont...........  Fredericksburg, VA        300     1987            881        90.2        93.9         622         600
Summit Meadow............  Columbia, MD              178     1990          1,020        93.6        94.8         864         832
Summit Pike Creek........  Newark, DE                264     1988            899        95.8        94.3         800         738
Summit Reston............  Reston, VA                418     1987            854        93.9        95.5         917         866
Summit Windsor...........  Frederick, MD             147     1989            911        92.7        93.7         681         675
                                              ----------               ---------   ---------   ---------   ---------   ---------
WASHINGTON, DC SUBTOTAL/WEIGHTED AVERAGE....       1,307                     898        93.2        94.6         792         753

OTHER
Summit Blue Ash..........  Blue Ash, OH              242     1992          1,158        95.6        97.0         769         735
Summit Park..............  Forest Park, OH           316     1989            963        91.7        94.7         602         575
Summit Beacon Ridge......  Greenville, SC            144     1988          1,046        91.9        95.4         653         632
Summit East Ridge........  Greenville, SC            180     1986            959        92.0        93.5         568         544
                                              ----------               ---------   ---------   ---------   ---------   ---------
OTHER SUBTOTAL/WEIGHTED AVERAGE.............         882                   1,029        92.9        95.2         649         622
                                              ----------               ---------   ---------   ---------   ---------   ---------
Total Weighted Average...                         11,788                     982        93.3%       94.6%   $    698   $     669
                                              ==========               =========   =========   =========   =========   =========

                             MORTGAGE
                              NOTES
                            PAYABLE AT
                           DECEMBER 31,
MARKET AREA/COMMUNITY          1996
-------------------------  ------------
WASHINGTON, DC
Summit Belmont...........           (6)
Summit Meadow............           (4)
Summit Pike Creek........           (6)
Summit Reston............
Summit Windsor...........           (4)
                           ------------
WASHINGTON, DC SUBTOTAL/WEIGHTED AVERAGE.........
OTHER
Summit Blue Ash..........           (4)
Summit Park..............            --
Summit Beacon Ridge......            --
Summit East Ridge........         5,156
                           ------------
OTHER SUBTOTAL/WEIGHTED AVERAGE..................
Total Weighted Average...

(1) Summit Foxcroft is held by a partnership in which the Company is a 75% managing general partner.

(2) Community was not stabilized for entire period.

(3) Community acquired April 1, 1996.

(4) Collateral for fixed rate mortgages of $152.6 million.

(5) Collateral for a fixed rate mortgage of $8.6 million.

(6) Collateral for letters of credit in an aggregate amount of $55.6 million which serve as collateral for $53.9 million in tax exempt bonds.

Information with respect to total debt secured by 32 of the Company's properties having an aggregate net book value of $297.8 million as of December 31, 1996, is as follows (in thousands):

                                                                FIXED RATE        VARIABLE RATE
                                                              --------------      -------------
Total principal balance.....................................       $202,714          $53,862
Interest rates range from...................................  5.88% to 9.80%             5.6%
Weighted average interest rate..............................           6.69%             5.6%
Annual debt service.........................................        $16,920           $3,695(1)

Scheduled annual maturities:

1997.....................  $  4,620
1998.....................     4,902
1999.....................     5,205
2000.....................     5,501
2001(2)..................   114,262
Thereafter...............   122,086
                           --------
Total....................  $256,576
                           ========

Notes

1. Annual debt service for variable rate loans represents 1996 costs and includes letter of credit fees and other bond related costs.

2. Year 2001 maturities include a $111.4 million balloon payment on the 5.88% fixed rate mortgage loan from the Northwestern Mutual Life Insurance Company.

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

                                    PART II

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

                            SELECTED FINANCIAL DATA
                    SUMMIT PROPERTIES INC. (HISTORICAL) (1)

                                                                 YEARS ENDED DECEMBER 31,
                                                 ---------------------------------------------------------
                                                   1996        1995        1994        1993        1992
                                                 ---------   ---------   ---------   ---------   ---------
                                                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PROPERTY
                                                                       INFORMATION)
OPERATING INFORMATION:
Revenue
  Rental.......................................  $  88,864   $  70,773   $  54,198   $  45,561   $  39,693
  Property management(2).......................         --          --         536       4,102       2,988
  Interest and other...........................      5,625       4,221       3,700       3,779       4,393
                                                 ---------   ---------   ---------   ---------   ---------
         Total.................................     94,489      74,994      58,434      53,442      47,074
                                                 ---------   ---------   ---------   ---------   ---------
Property operating and maintenance expense
  (before depreciation and amortization).......     35,226      28,012      21,502      18,991      17,306
Property management expenses(2)................         --          --         366       2,799       2,453
Interest expense...............................     17,138      14,802      14,067      26,400      25,925
Depreciation and amortization..................     18,208      15,141      11,700       9,735       9,219
REIT formation costs...........................         --          --         457          --          --
General and administrative expense.............      2,557       1,949       1,756       1,375       1,973
Loss from equity investments...................        173          39          59          --          --
                                                 ---------   ---------   ---------   ---------   ---------
         Total.................................     73,302      59,943      49,907      59,300      56,876
                                                 ---------   ---------   ---------   ---------   ---------
Income (loss) before extraordinary items and
  minority interest of unitholders in Operating
  Partnership..................................  $  21,187   $  15,051   $   8,527   $  (5,858)  $  (9,802)
                                                 =========   =========   =========   =========   =========
Net income (loss)..............................  $  16,948   $  11,819   $  14,032   $  (3,408)  $  (9,802)
                                                 =========   =========   =========   =========   =========
Income per share before extraordinary items....  $     .92   $     .83   $     .64         N/A         N/A
                                                 =========   =========   =========   =========   =========
Net income per share...........................  $     .90   $     .80   $    1.28         N/A         N/A
                                                 =========   =========   =========   =========   =========
Dividends per share............................  $    1.55   $    1.51   $    1.29         N/A         N/A
                                                 =========   =========   =========   =========   =========
Weighted average shares outstanding............     18,915      14,754      10,992         N/A         N/A
                                                 =========   =========   =========   =========   =========
Weighted average shares and units
  outstanding..................................     22,941      18,117      13,390         N/A         N/A
                                                 =========   =========   =========   =========   =========
OTHER INFORMATION:
Cash flow provided by (used in):
  Operating activities.........................  $  41,176   $  30,994   $  17,525   $   8,712   $   4,475
  Investing activities.........................   (103,971)    (63,734)   (113,741)     (2,092)    (16,106)
  Financing activities.........................     63,579      34,440      88,993      (9,141)     14,123
Funds from Operations(3).......................  $  39,391   $  30,148   $  20,120   $   3,777   $    (683)
Total completed communities (at end of
  period)......................................         51          46          32          27          26
Total apartment homes developed(4).............      1,061         379          --         320         788
Total apartment homes acquired.................        262       2,025       1,332          --          --
Total apartment homes (at end of period)(5)....     11,788      10,465       8,061       6,729       6,409
Average monthly rental revenue per apartment
  home(6)......................................  $     698   $     669   $     657   $     617   $     576
Average physical occupancy(7)..................       93.3%       94.5%       93.5%       93.1%       93.3%
BALANCE SHEET INFORMATION:
Real estate, before accumulated depreciation...  $ 704,779   $ 586,264   $ 439,025   $ 317,374   $ 313,634
Total assets...................................    634,991     533,252     397,945     297,670     309,239
Total long-term debt...........................    309,933     297,010     249,009     315,847     319,916
Stockholders' equity (deficiency)..............    257,214     175,454     115,525     (38,127)    (28,825)

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

(3) The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 (the "White Paper") defines Funds from Operations as net income
    (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company believes Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. The Company computes Funds from Operations in accordance with the standards established by the White Paper, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. Further, Funds from Operations does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, property acquisitions, development, dividends, and distributions or other commitments and uncertainties. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make dividends/distributions. Funds from Operations is calculated as follows (dollars in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                -----------------------------------------------
                                                 1996      1995      1994      1993      1992
                                                -------   -------   -------   -------   -------
     Income (loss) before extraordinary items
       and Minority Interest of unitholders in
       Operating Partnership..................  $21,187   $15,051   $ 8,527   $(5,858)  $(9,802)
     Real estate depreciation.................   18,204    15,097    11,593     9,635     9,119
                                                -------   -------   -------   -------   -------
     Funds from Operations....................  $39,391   $30,148   $20,120   $ 3,777   $  (683)
                                                =======   =======   =======   =======   =======

(4) Represents the total number of apartment homes in Communities completed and owned by the Company during the period.

(5) Represents the total number of apartment homes in Communities completed and owned by the Company at the end of the period.

(6) Represents the average monthly rental revenue per occupied apartment home at Communities deemed to have achieved stabilized occupancy on the earlier of the attainment of 93% physical occupancy or one year after the completion of construction ("Stabilized Communities").

(7) Physical occupancy is defined as the number of apartment homes occupied divided by the total number of apartment homes contained in the Communities, expressed as a percentage, and reflects only Stabilized Communities. Physical occupancy has been calculated using the average of the midweek occupancy that existed during each week of the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-K contains forward-looking statements including, without limitation, statements relating to development activities of the Company within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company's actual results and performance of development Communities could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include general economic conditions, local real estate conditions, construction delays due to unavailability of materials, weather conditions or other delays and those factors discussed in the section entitled "Development
Activity -- Certain Factors Affecting the Performance of Development Communities" on page 22 of this Form 10-K.

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

OPERATING PERFORMANCE OF THE COMPANY'S PORTFOLIO OF COMMUNITIES

The operating performance of the Communities is summarized below (dollars in thousands):

                                     YEAR ENDED DECEMBER 31,          YEAR ENDED DECEMBER 31,
                                  -----------------------------    -----------------------------
                                   1996      1995     % CHANGE      1995      1994     % CHANGE
                                  -------   -------   ---------    -------   -------   ---------
Property revenues:
  Stabilized communities(1).....  $66,974   $64,646       3.6%     $53,566   $50,579      5.9%
  Acquisition communities.......   16,993     8,716      95.0%      19,796     6,201    219.2%
  Communities in lease-up(2)....    9,580       767   1,149.0%         767        --    100.0%
                                  -------   -------                -------   -------
Total property revenues.........   93,547    74,129      26.2%      74,129    56,780     30.6%
                                  -------   -------                -------   -------
Property operating and
  maintenance expense(3):
  Stabilized communities........   25,302    24,245       4.4%      20,206    19,277      4.8%
  Acquisition communities.......    6,444     3,492      84.5%       7,531     2,225    238.5%
  Communities in lease-up.......    3,480       275   1,165.5%         275        --    100.0%
                                  -------   -------                -------   -------
Total property operating and
  maintenance expense...........   35,226    28,012      25.8%      28,012    21,502     30.3%
                                  -------   -------                -------   -------
Property operating income.......  $58,321   $46,117      26.5%     $46,117   $35,278     30.7%
                                  =======   =======                =======   =======
Apartment homes, end of
  period........................   12,454    11,286      10.3%      11,286     8,061     40.0%
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

OPERATING PERFORMANCE OF THE COMPANY'S STABILIZED COMMUNITIES

The operating performance of the Communities stabilized during the entire period in each of the comparable periods presented is summarized below (dollars in thousands except average monthly rental revenue):

                                     YEAR ENDED DECEMBER 31,          YEAR ENDED DECEMBER 31,
                                  -----------------------------    -----------------------------
                                   1996      1995     % CHANGE      1995      1994     % CHANGE
                                  -------   -------   ---------    -------   -------   ---------
Property revenues:
  Rental........................  $63,556   $61,613      3.2%      $50,971   $48,234      5.7%
  Other.........................    3,418     3,033     12.7%        2,595     2,345     10.7%
                                  -------   -------                -------   -------
Total property revenues.........   66,974    64,646      3.6%       53,566    50,579      5.9%
                                  -------   -------                -------   -------
Property operating and
  maintenance expense(1):
  Personnel.....................    5,879     5,570      5.5%        4,640     4,520      2.7%
  Advertising and promotion.....      680       561     21.2%          469       452      3.8%
  Utilities.....................    3,041     3,034      0.2%        2,616     2,568      1.9%
  Building repairs and
     maintenance................    5,657     5,290      6.9%        4,480     3,985     12.4%
  Real estate taxes and
     insurance..................    6,595     6,257      5.4%        5,077     4,931      3.0%
  Property supervision..........    1,671     1,602      4.3%        1,326     1,272      4.2%
  Other operating expense.......    1,779     1,931     (7.9)%       1,598     1,549      3.2%
                                  -------   -------                -------   -------
Total property operating and
  maintenance expense...........   25,302    24,245      4.4%       20,206    19,277      4.8%
                                  -------   -------                -------   -------
Property operating income.......  $41,672   $40,401      3.1%      $33,360   $31,302      6.6%
                                  =======   =======                =======   =======
Average physical occupancy(2)...     93.1%     94.3%    (1.2)%        94.0%     93.3%     0.8%
                                  =======   =======                =======   =======
Average monthly rental
  revenue(3)....................  $   714   $   688      3.8%      $   682   $   650      4.9%
                                  =======   =======                =======   =======
Number of apartment homes.......    8,061     8,061                  6,729     6,729
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

                                                     YEAR ENDED                YEAR ENDED
                                                    DECEMBER 31,              DECEMBER 31,
                                                 -------------------       -------------------
                                                  1996         1995         1995         1994
                                                 -------      ------       -------      ------
Property revenues:
  Rental.......................................  $16,401      $8,467       $19,109      $5,964
  Other........................................      592         249           687         237
                                                 -------      ------       -------      ------
Total property revenues........................   16,993       8,716        19,796       6,201
                                                 -------      ------       -------      ------
Property operating and maintenance
  expense(1)...................................    6,444       3,492         7,531       2,225
                                                 -------      ------       -------      ------
Property operating income......................  $10,549      $5,224       $12,265      $3,976
                                                 =======      ======       =======      ======
Average physical occupancy(2)..................     94.0%       96.1%         95.5%       94.7%
                                                 =======      ======       =======      ======
Average monthly rental revenue(3)..............  $   672      $  592       $   643      $  688
                                                 =======      ======       =======      ======
Number of apartment homes:
  1994 Acquisitions............................       --          --         1,332       1,332
  1995 Acquisitions............................    2,025       2,025         2,025          --
  1996 Acquisitions............................      262          --            --          --
                                                 -------      ------       -------      ------
Total number of apartment homes................    2,287       2,025         3,357       1,332
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

                                                                 THREE MONTHS ENDED
                                               -------------------------------------------------------
                                               DECEMBER 31,   SEPTEMBER 30,    JUNE 30,      MARCH 31,
                                                   1996           1996           1996          1996
                                               ------------   -------------    --------      ---------
Property revenues:
  Rental.....................................     $3,317         $2,792         $1,756        $1,042
  Other......................................        241            213            135            84
                                                  ------         ------         ------        ------
Total property revenues......................      3,558          3,005          1,891         1,126
Property operating and maintenance
  expense(1).................................      1,192          1,003            762           523
                                                  ------         ------         ------        ------
Property operating income....................      2,366          2,002          1,129           603
Interest expense.............................      1,775          1,400            999           662
                                                  ------         ------         ------        ------
Property income (loss) after interest
  expense....................................     $  591         $  602         $  130        $  (59)
                                                  ======         ======         ======        ======
Average monthly rental revenue(2)............     $  873         $  877         $  876        $  889
                                                  ======         ======         ======        ======
Number of apartment homes completed..........      1,708          1,526          1,178           870
                                                  ======         ======         ======        ======
Number of apartment homes leased.............      1,481          1,345          1,041           681
                                                  ======         ======         ======        ======
Number of apartment homes occupied...........      1,414          1,242            895           539
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

A summary of the five Communities (1,440 apartment homes) in lease-up which had completed construction as of December 31, 1996 is as follows (dollars in thousands):

                                                                                                    % LEASED
                            NUMBER OF                                  ACTUAL/        AVERAGE        AS OF
                            APARTMENT     TOTAL     CONSTRUCTION     ANTICIPATED     OCCUPANCY    DECEMBER 31,
        COMMUNITY             HOMES       COST       COMPLETION     STABILIZATION      1996           1996
--------------------------  ---------    -------    ------------    -------------    ---------    ------------
Summit Aventura...........        379    $31,255      Q4 1995          Q3 1996         78.8%          97.1%
Summit Hill II............        207     11,383      Q2 1996          Q3 1996         75.1%          95.7%
Summit Green..............        300     18,552      Q2 1996          Q4 1996         60.1%          94.7%
Summit River Crossing.....        314     19,111      Q3 1996          Q4 1996         48.8%          94.6%
Summit Fairways...........        240     17,668      Q4 1996          Q3 1997         11.1%          48.8%
                            ---------    -------
                                1,440    $97,969
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

OPERATING PERFORMANCE OF SUMMIT MANAGEMENT COMPANY

The operating performance of Summit Management Company and its wholly-owned subsidiary, Summit Apartment Builders, Inc. is summarized below (dollars in thousands):

                                        YEAR ENDED DECEMBER 31,        YEAR ENDED DECEMBER 31,
                                      ---------------------------    ---------------------------
                                       1996     1995    % CHANGE      1995     1994    % CHANGE
                                      ------   ------   ---------    ------   ------   ---------
Property management revenue.........  $4,706   $5,189      (9.3)%    $5,189   $5,122       1.3%
Construction company income.........     529      288      83.7%        288      264       9.1%
Other management company income.....     129      155     (16.8)%       155      149       4.0%
                                      ------   ------                ------   ------
  Total revenue.....................   5,364    5,632      (4.8)%     5,632    5,535       1.8%
Property management expenses:
  Operating.........................   4,407    4,581      (3.8)%     4,581    4,512       1.5%
  Depreciation......................     110      120      (8.3)%       120       53     126.4%
  Amortization......................     278      274       1.5%        274      219      25.1%
  Interest..........................     300      300       0.0%        300      262      14.5%
                                      ------   ------                ------   ------
  Total property management
     expenses.......................   5,095    5,275      (3.4)%     5,275    5,046       4.5%
Construction company expenses.......     442      437       1.1%        437      378      15.6%
                                      ------   ------                ------   ------
  Total expenses....................   5,537    5,712      (3.1)%     5,712    5,424       5.3%
                                      ------   ------                ------   ------
Net income (loss) of Summit
  Management Company................  $ (173)  $  (80)   (116.3)%    $  (80)  $  111    (172.1)%
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

Depreciation expense increased $3.1 million or 20.3% to $18.2 million in 1996 compared to 1995, primarily due to an increase in depreciation expense related to the Company's 1995 Acquisitions and increased depreciation in Communities in lease-up. Depreciation expense increased $3.4 million or 29.4% to $15.1 million in 1995 compared to 1994, primarily due to increase in depreciation expense related to the Company's 1994 acquisitions and increased depreciation in Communities in lease-up.

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

         CREDIT RATING               RATE
         -------------          ---------------
  BBB-........................  LIBOR  +    110
  BBB.........................  LIBOR  +     95
  BBB+........................  LIBOR  +     80

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

The Company expects to meet its short-term liquidity requirements (i.e., liquidity requirements arising within 12 months) generally through its net cash provided by operations and borrowings under the Unsecured Credit Facility. The Company believes that its net cash provided by operations will be adequate to meet its operating requirements and to satisfy applicable REIT dividend payment requirements in both the short-term and in the long-term. Improvements and renovations at existing Communities are expected to also be funded from property operations.

The Company expects to meet its long-term liquidity requirements (i.e., liquidity requirements arising after 12 months), such as current and future developments, debt maturities, acquisitions, renovations and other non-recurring capital expenditures, with borrowings under its Unsecured Credit Facility, through the issuance of long-term secured and unsecured debt securities and additional equity securities of the Company, or in connection with the acquisition of land or improved property, through the issuance of Units of the Operating Partnership.

The following table sets forth certain information regarding debt financing as of December 31, 1996 and 1995 (dollars in thousands):

                                                                             PRINCIPAL OUTSTANDING
                                                INTEREST                          DECEMBER 31,
                                               RATE AS OF        MATURITY    ----------------------
                                            DECEMBER 31, 1996      DATE        1996         1995
                                            -----------------    --------    ---------    ---------
                                                                                (1)
FIXED RATE DEBT
  MORTGAGE LOAN(2)(3).....................      5.88%             2/15/01     $122,950     $125,000
  MORTGAGE LOAN(2)(3).....................      7.71%            12/15/05       29,653       30,000
  MORTGAGE LOAN(4)........................      8.00%              9/1/05        8,638        8,712
  MORTGAGE NOTES
     Summit Hollow I......................      8.00%             11/1/18        2,286        2,326
     Summit Hollow II.....................      7.75%              1/1/29        2,587        2,607
     Summit Creekside.....................      8.00%              6/1/22        2,877        2,914
     Summit Old Town......................      8.00%              9/1/20        3,097        3,143
     Summit Eastchester...................      8.00%              5/1/21        3,872        3,925
     Summit Foxcroft......................      8.00%              4/1/20        2,788        2,844
     Summit Oak...........................      7.75%             12/1/23        2,585        2,615
     Summit Sherwood......................      7.88%              3/1/29        3,329        3,353
     Summit Radbourne.....................      9.80%              3/1/02        8,683        8,758
  TAX EXEMPT MORTGAGE NOTES
     Summit Crossing......................      6.95%             11/1/25        4,213        4,261
     Summit East Ridge....................      7.25%             12/1/26        5,156        5,207
                                                                              --------     --------
          TOTAL MORTGAGE DEBT.............                                     202,714      205,665
                                                                              --------     --------
  UNSECURED NOTES
     Bank Note............................      7.85%              8/3/02       16,000           --
     Bank Note............................      7.61%              8/3/00       15,000           --
                                                                              --------     --------
          TOTAL UNSECURED NOTES...........                                      31,000           --
                                                                              --------     --------
          TOTAL FIXED RATE DEBT...........                                     233,714      205,665

VARIABLE RATE DEBT
  UNSECURED CREDIT FACILITY...............   LIBOR + 110         11/18/99       22,357        4,396
  TAX EXEMPT BONDS
     Summit Belmont.......................      5.60%              4/1/07       11,850       11,900
     Summit Hampton.......................      5.60%              6/1/07       12,700       12,800
     Summit Pike Creek....................      5.60%             8/15/20       13,262       13,545
     Summit Gateway.......................      5.60%              7/1/07        7,300        7,700
     Summit Stony Point...................      5.60%              4/1/29        8,750        8,895
                                                                              --------     --------
       TOTAL TAX EXEMPT BONDS.............                                      53,862       54,840
  DEVELOPMENT LOANS REPAID IN 1996........                                          --       32,109
                                                                              --------     --------
       TOTAL VARIABLE RATE DEBT...........                                      76,219       91,345
                                                                              --------     --------
          TOTAL OUTSTANDING INDEBTEDNESS.................................     $309,933     $297,010
                                                                              ========     ========

(1) With the exception of the Mortgage Loans referred to in Note 3 below, all the secured debt can be prepaid at any time. Prepayment of such debt is generally subject to penalty or premium; however the tax exempt mortgage notes can be prepaid at any time without penalty or premium.

(2) Mortgage Loans secured by the following Communities:

Summit Glen                         Summit Blue Ash                     Summit Heron's Run
Summit Springs                      Summit Square                       Summit Perico
Summit Village                      Summit Waterford                    Summit Providence
Summit Charleston                   Summit Del Ray                      Summit Meadow
Summit Norcroft                     Summit Palm Lake                    Summit Windsor

(3) The Company may elect to extend the maturity of these Mortgage Loans for a period of up to two years by providing six months' written notice. These Mortgage Loans generally may not be prepaid in whole or in part during their original term, but may be prepaid in whole or in part at any time during applicable extension periods, if any, without premium or penalty.

(4) Mortgage Loan secured by Summit Simsbury and Summit Touchstone Communities.

The London Interbank Offered Rate (LIBOR) at December 31, 1996 was 5.56%.

ACQUISITIONS SUBSEQUENT TO YEAR END

The Company acquired three Communities subsequent to December 31, 1996. The three acquisitions are summarized as follows (dollars in thousands):

                                                                                        FUNDED BY
                                                                          --------------------------------------
                                     ACQUISITION   APARTMENT   PURCHASE      UNSECURED      ISSUANCE   ISSUANCE
             COMMUNITY                  DATE         HOMES      PRICE     CREDIT FACILITY   OF UNITS   OF SHARES
-----------------------------------  -----------   ---------   --------   ---------------   --------   ---------
Summit Portofino -- Broward County,
  FL...............................     1/6/97           322   $28,000    $        21,187               $ 6,813
Summit Mayfaire -- Raleigh, NC.....    1/15/97           144     9,650              9,650                    --
Summit Sand Lake -- Orlando, FL....    2/20/97           416    26,798              2,700    $3,939       4,933
                                                   ---------   -------    ---------------    ------     -------
                                                         882   $64,448    $        33,537    $3,939     $11,746
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

Estimated cost to complete for the development communities and the purchase commitment for Summit St. Claire represents substantially all of the Company's material commitments for capital expenditures.

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

The Company does have a capital expenditure replacement program whereby various physical components are replaced as to maintain the Communities in normal operating condition. Certain physical components may be replaced other than at regular inspection intervals when extraordinary wear has occurred. The Company also makes capital expenditures for new physical components if these expenditures will produce sufficient revenue enhancements as to achieve acceptable returns on invested capital. There are concurrently no material commitments relative to renovation or improvements at existing facilities.

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

FUNDS FROM OPERATIONS

The White Paper on Funds from Operations approved by the Board of Governors of NAREIT in March 1995 defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company computes Funds from Operations in accordance with the standards established by the White Paper, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. Funds Available for Distribution is defined as Funds from Operations less capital expenditures funded by operations (recurring capital expenditures). The Company's methodology for calculating Funds Available for Distribution may differ from the methodology for calculating Funds Available for

Distribution utilized by other REITs, and, accordingly, may not be comparable to other REITs. Funds from Operations and Funds Available for Distribution do not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, property acquisitions, development, dividends and distributions or other commitments and uncertainties. Funds from Operations and Funds Available for Distribution should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor are they indicative of funds available to fund the Company's cash needs, including its ability to make dividends/distributions. The Company believes Funds from Operations and Funds Available for Distribution are helpful to investors as measures of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, they provide investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures.

Funds from Operations and Funds Available for Distribution are calculated as follows (dollars in thousands):

                                                                        PRO FORMA
                                              1996          1995         1994(1)        1994
                                           -----------   -----------   -----------   -----------
Net income...............................  $    16,948   $    11,819   $     9,271   $    14,032
Minority Interest of unitholders in
  Operating Partnership..................        3,723         2,793         1,789         1,527
Extraordinary items......................          516           439            --        (7,032)
Depreciation:
  Real estate assets.....................       18,171        15,021        11,702        11,593
  Summit Plantation......................           33            76            --            --
                                           -----------   -----------   -----------   -----------
Funds from Operations....................       39,391        30,148        22,762        20,120
Recurring capital expenditures(2)........       (3,291)       (2,180)       (1,710)       (1,710)
                                           -----------   -----------   -----------   -----------
Funds Available for Distribution.........  $    36,100   $    27,968   $    21,052   $    18,410
                                           ===========   ===========   ===========   ===========
Weighted average shares and units
  outstanding............................   22,940,998    18,116,664    14,827,257    13,389,757
                                           ===========   ===========   ===========   ===========

(1) The Pro Forma 1994 information is presented as if the Initial Offering had occurred as of January 1, 1994.

(2) Recurring capital expenditures are expected to be funded from operations and consist primarily of exterior painting, new appliances, vinyl, blinds, tile, and wallpaper. In contrast, non-recurring capital expenditures, such as major improvements, new garages and access gates, are expected to be funded by financing activities and therefore are not included in the calculation of Funds Available for Distribution.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are contained on the pages indicated on the Index to Financial Statements and Supplementary Data on page 29 of this Report.

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

10.23*             Waiver of Rescission Rights and Contribution Agreement
10.24*             Noncompetition Agreement between the Company and William F.
                   Paulsen
10.25*             Noncompetition Agreement between the Company and William B.
                   McGuire, Jr.
10.26*             Noncompetition Agreement between the Company and Raymond V.
                   Jones
10.27*             Noncompetition Agreement between the Company and Keith H.
                   Kuhlman
10.28*             Noncompetition Agreement between the Company and David F.
                   Tufaro
10.29*             Noncompetition Agreement between the Company and John T.
                   Gray
10.30*             Noncompetition Agreement between the Company and John C.
                   Moore
10.31*             Noncompetition Agreement between the Company and Michael G.
                   Malone
10.32*             Supplemental Representations and Warranties Agreement
10.33**            Interest Rate Protection Agreement between the Company and
                   Morgan Stanley Capital Services Inc.
10.34***           $31,000,000 Loan Agreement from Wachovia Bank of North
                   Carolina, N.A.
10.35*****         $150,000,000 Credit Agreement
10.36*****         Employment Agreement between the Company and William B.
                   Hamilton
10.37*****         Noncompetition Agreement between the Company and William B.
                   Hamilton
21.1*              Schedule of Subsidiaries of the Company
27.1*****          Financial Data Schedule (for SEC use only)

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

***** Previously filed as an exhibit to this Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Summit Properties Inc. certifies that it has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, in Charlotte, North Carolina on February 24, 1997.

                                          SUMMIT PROPERTIES INC.

                                          /s/  William F. Paulsen
                                          --------------------------------------
                                             William F. Paulsen,
                                             President and Chief Executive
                                             Officer

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of the Company required to be included in
Item 14(a)(1) are listed below:

SUMMIT PROPERTIES INC.

                                                                PAGE
                                                                ----
Independent Auditors' Report................................     30

Consolidated Balance Sheets as of December 31, 1996 and
  1995......................................................     31

Consolidated Statements of Earnings for the Years Ended
  December 31, 1996, 1995 and 1994..........................     32

Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1996, 1995 and 1994..............     33

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1996, 1995 and 1994..........................     34

Notes to Consolidated Financial Statements..................     35

The following financial statement supplementary data of the Company required to be included in Item 14(a)(2) is listed below:

Schedule III -- Real Estate and Accumulated Depreciation....     47

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

                             SUMMIT PROPERTIES INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                             UNAMORTIZED
                                                ADDITIONAL                    RESTRICTED
                                      COMMON      PAID IN     ACCUMULATED       STOCK
                                       STOCK      CAPITAL       DEFICIT      COMPENSATION    TOTAL
                                      -------   -----------   ------------   ------------   --------
Balance, December 31, 1993..........  $   --     $ (2,006)      $(36,121)                   $(38,127)
  Capital distributions.............      --           --        (16,308)                    (16,308)
  Dividends.........................      --           --        (15,987)                    (15,987)
  Proceeds of public offering, net
     of underwriting discount and
     offering costs.................     124      199,473             --                     199,597
  Purchase of prior owner's
     interest.......................      --           --         (5,885)                     (5,885)
  Issuance of stock.................      --           60             --                          60
  Adjustment for minority interest
     of unitholders in Operating
     Partnership....................      --      (21,857)            --                     (21,857)
  Net income........................      --           --         14,032                      14,032
                                      -------    --------       --------     ------------   --------
Balance, December 31, 1994..........     124      175,670        (60,269)                    115,525
  Dividends.........................      --           --        (23,325)                    (23,325)
  Proceeds of public offering, net
     of underwriting discount and
     offering costs.................      40       65,897             --                      65,937
  Proceeds from Dividend
     Reinvestment Plan..............      --          240             --                         240
  Conversion of units to shares.....       1        1,013             --                       1,014
  Issuance of stock grants..........      --           28             --                          28
  Adjustment for minority interest
     of unitholders in Operating
     Partnership....................      --        4,216             --                       4,216
  Net income........................      --           --         11,819                      11,819
                                      -------    --------       --------     ------------   --------
Balance, December 31, 1995..........     165      247,064        (71,775)                    175,454
  Dividends.........................      --           --        (30,241)                    (30,241)
  Proceeds of public offering, net
     of underwriting discount and
     offering costs.................      58       97,576             --                      97,634
  Proceeds from Dividend
     Reinvestment and Employee Stock
     Purchase Plans.................      --        1,597             --                       1,597
  Conversion of units to shares.....      --          167             --                         167
  Exercise of stock options.........      --          287             --                         287
  Issuance of restricted stock
     grants.........................       1        1,015             --     $     (1,016)        --
  Amortization of restricted stock
     grants.........................      --           --             --              202        202
  Adjustment for minority interest
     of unitholders in Operating
     Partnership....................      --       (4,834)            --               --     (4,834)
  Net income........................      --           --         16,948               --     16,948
                                      -------    --------       --------     ------------   --------
Balance, December 31, 1996..........  $  224     $342,872       $(85,068)    $       (814)  $257,214
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

All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements of the Company, for the periods ended after the Initial Offering, have been adjusted for the minority interest of unitholders in the Operating Partnership. Since Units can be exchanged for cash, or at the option of the Company, for shares of Common Stock on a one-for-one basis, redemption of units for shares is recorded at book value and minority interest of unitholders in the Operating Partnership is calculated at the balance sheet date based upon the percentage of units outstanding to the total number of shares and units outstanding. Minority interest of unitholders in Operating Partnership earnings is calculated based on the weighted average shares of

Common Stock and Units outstanding during the period. For the purposes of this calculation, shares of Common Stock issued at the date of the Initial Offering in exchange for interests in entities included in Summit Entities are treated as if such shares were outstanding at the beginning of the period. Shares of Common Stock issued to the public in the Initial Offering are assumed outstanding from the date of issuance.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company records its real estate assets at cost less accumulated depreciation and adjusts carrying value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", which was issued by the Financial Accounting Standards Board in March 1995 and the Company adopted in 1996. SFAS No. 121 requires that long-lived assets such as real estate assets be reviewed whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. If the sum of the estimated future net cash flows (undiscounted and without interest charges) from an asset to be held and used is less than the book value of the asset, an impairment loss must be recognized in the amount of the difference between book value and fair value as opposed to the difference between book value and net realizable value under the previous accounting standard. For long-term assets like apartment communities, the determination of whether there is an impairment loss is dependent primarily on the Company's estimates on occupancy, rent and expense increases, which involves numerous assumptions and judgments as to future events over a period of many years. Assets to be disposed of are reported at the lower of carrying value or loan value less costs to sell. At December 31, 1996 the Company does not hold any assets that meet the impairment criteria of SFAS No. 121.

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
                                                              =======      =======

5.  NOTES PAYABLE

Notes payable consist of the following (in thousands):

                                                        INTEREST          PRINCIPAL OUTSTANDING
                                                       RATE AS OF              DECEMBER 31,
                                                      DECEMBER 31,        ----------------------
                                                          1996              1996         1995
                                                      ------------        ---------    ---------
FIXED RATE DEBT
----------------
  Mortgage Loan.....................................     5.88%             $122,950     $125,000
  Mortgage Loan.....................................     7.71%               29,653       30,000
  Mortgage Loan.....................................     8.00%                8,638        8,712
  Mortgage Notes....................................  7.75%-9.80%            32,104       32,485
  Tax Exempt Mortgage Notes.........................  6.95%-7.25%             9,369        9,468
                                                                           --------     --------
          Total Mortgage Debt.......................                        202,714      205,665
  Unsecured Note....................................     7.85%               16,000           --
  Unsecured Note....................................     7.61%               15,000           --
                                                                           --------     --------
          Total Fixed Rate Debt.....................                        233,714      205,665
VARIABLE RATE DEBT
-------------------
  Unsecured Credit Facility.........................  LIBOR + 110            22,357        4,396
  Tax Exempt Bonds..................................     5.60%               53,862       54,840
  Development Loans Repaid in 1996..................                             --       32,109
                                                                           --------     --------
          Total Variable Rate Debt..................                         76,219       91,345
                                                                           --------     --------
Total Outstanding Indebtedness......................                       $309,933     $297,010
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

A summary of changes in common stock options for the three years ended December 31, 1996 is as follows:

                                                                           WEIGHTED AVERAGE
                                                              OPTIONS       EXERCISE PRICE
                                                              -------      ----------------
Year ended December 1994
----------------------------
  Granted...................................................  482,500           $19.13
  Forfeited.................................................  (52,600)           19.00
                                                              -------
     Outstanding at December 31, 1994.......................  429,900            19.14
Year ended December 1995
----------------------------
  Granted...................................................  130,000            17.13
  Forfeited.................................................  (20,800)           19.72
                                                              -------
     Outstanding at December 31, 1995.......................  539,100            18.64
Year ended December 1996
----------------------------
  Granted...................................................   28,000            19.30
  Exercised.................................................  (15,073)           19.04
  Forfeited.................................................  (53,381)           19.22
                                                              -------
     Outstanding at December 31, 1996.......................  498,646            18.60
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

                             SUMMIT PROPERTIES INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION        SCHEDULE III
                               DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

                                                                                             GROSS AMOUNT AT WHICH
                                                 INITIAL COSTS            COSTS           CARRIED AT CLOSE OF PERIOD
                                           -------------------------   CAPITALIZED   -------------------------------------
                                                        BUILDINGS      SUBSEQUENT                  BUILDINGS
                              RELATED                      AND             TO                         AND
        COMMUNITY           ENCUMBRANCES    LAND     IMPROVEMENTS(6)   ACQUISITION     LAND     IMPROVEMENTS(6)   TOTAL(1)
        ---------           ------------   -------   ---------------   -----------   --------   ---------------   --------
Atlanta, GA
  Summit Glen.............     $   (2)     $ 3,652      $                $ 11,732    $  3,693      $ 11,691       $ 15,384
  Summit Springs..........         (2)       2,575                         11,974       2,667        11,882         14,549
  Summit Village..........         (2)       3,212                         13,132       3,653        12,691         16,344
Charlotte, NC
  Summit Arbors...........         --          780         5,066               33         780         5,099          5,879
  Summit Charleston.......         (2)       1,094                          6,129       1,095         6,128          7,223
  Summit Creek............         --        1,430         9,125              154       1,430         9,279         10,709
  Summit Crossing.........      4,213          768         5,174               58         768         5,232          6,000
  Summit Fairview.........         --          404                          4,299         536         4,167          4,703
  Summit Foxcroft.........      2,788          925         3,797              178         925         3,975          4,900
  Summit Green............         --        1,970                         16,582       1,970        16,582         18,552
  Summit Hollow I & II....      4,873        1,470         7,463              290       1,472         7,751          9,223
  Summit Norcroft.........         (2)       1,072                          7,063       1,253         6,882          8,135
  Summit Radbourne........      8,683        1,395        12,607               53       1,395        12,660         14,055
  Summit Simsbury.........         (3)         650         4,570               58         650         4,628          5,278
  Summit Touchstone.......         (3)         766         5,568               77         766         5,645          6,411
Greenville, SC
  Summit Beacon Ridge.....         --        1,053                          5,691       1,154         5,590          6,744
  Summit East Ridge.......      5,156          900         6,303               97         910         6,390          7,300
Indianapolis, IN
  Summit River Crossing...         --        2,562                         16,549       2,562        16,549         19,111
Ohio
    Summit Blue Ash.......         (2)       2,033                         11,712       2,170        11,575         13,745
    Summit Park...........         --        1,680                         10,603       1,921        10,362         12,283
Orlando, FL
    Summit Fairways.......         --        2,819                         14,849       2,819        14,849         17,668
Raleigh/Central, NC
  Summit Creekside........      2,877          414         3,614               35         414         3,649          4,063
  Summit Eastchester......      3,872          912         4,699              124         912         4,823          5,735
  Summit Highland.........         --        1,374                          6,214       1,374         6,214          7,588
  Summit Hill I...........         --        1,224         8,500               27       1,224         8,527          9,751
  Summit Hill II..........         --        1,474                          9,909       1,474         9,909         11,383
  Summit Oak..............      2,585          400         3,065               25         400         3,090          3,490
  Summit Old Town.........      3,097          774         4,693               64         774         4,757          5,531
  Summit Sherwood.........      3,329        1,102         4,863               46       1,106         4,905          6,011
  Summit Square...........         (2)       2,757                         14,986       3,775        13,968         17,743


                                                                      DEPRECIABLE
                            ACCUMULATED      DATE OF         DATE        LIVES
        COMMUNITY           DEPRECIATION   CONSTRUCTION    ACQUIRED      YEARS
        ---------           ------------   ------------    --------   -----------
Atlanta, GA
  Summit Glen.............   $  (2,117)      5/90-8/92       4/90     5-40 years
  Summit Springs..........      (3,225)     12/88-4/90      12/88     5-40 years
  Summit Village..........      (2,921)      9/89-1/91       8/89     5-40 years
Charlotte, NC
  Summit Arbors...........        (318)           1986(5)    5/95     5-40 years
  Summit Charleston.......      (2,270)    10/85-12/86       7/85     5-40 years
  Summit Creek............        (959)           1983(5)    9/94     5-40 years
  Summit Crossing.........        (342)           1985(5)    5/95     5-40 years
  Summit Fairview.........      (1,844)      3/82-3/83       3/82     5-40 years
  Summit Foxcroft.........        (288)           1979(5)    5/95     5-40 years
  Summit Green............        (428)      1/95-6/96      12/94     5-40 years
  Summit Hollow I & II....        (552)           1976(5)    5/95     5-40 years
  Summit Norcroft.........      (1,560)      2/90-3/91      12/89     5-40 years
  Summit Radbourne........        (675)           1991(5)    5/95     5-40 years
  Summit Simsbury.........        (294)           1985(5)    5/95     5-40 years
  Summit Touchstone.......        (358)           1986(5)    5/95     5-40 years
Greenville, SC
  Summit Beacon Ridge.....      (1,713)      1/88-7/88       1/88     5-40 years
  Summit East Ridge.......        (388)           1986(5)    6/95     5-40 years
Indianapolis, IN
  Summit River Crossing...        (334)      3/95-9/96      10/94     5-40 years
Ohio
    Summit Blue Ash.......      (1,893)      1/92-5/92       1/91     5-40 years
    Summit Park...........      (2,998)      4/88-4/89       1/88     5-40 years
Orlando, FL
    Summit Fairways.......        (100)     9/95-12/96       8/95     5-40 years
Raleigh/Central, NC
  Summit Creekside........        (258)           1981(5)    5/95     5-40 years
  Summit Eastchester......        (356)           1981(5)    5/95     5-40 years
  Summit Highland.........      (2,270)      3/86-1/87      11/85     5-40 years
  Summit Hill I...........        (880)           1991(5)    6/94     5-40 years
  Summit Hill II..........        (292)     11/94-6/96       6/94     5-40 years
  Summit Oak..............        (220)           1982(5)    5/95     5-40 years
  Summit Old Town.........        (347)           1979(5)    5/95     5-40 years
  Summit Sherwood.........        (360)           1968(5)    5/95     5-40 years
  Summit Square...........      (3,138)      3/89-8/90       2/89     5-40 years

                             SUMMIT PROPERTIES INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION        SCHEDULE III
                               DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

                                                                                             GROSS AMOUNT AT WHICH
                                                 INITIAL COSTS            COSTS           CARRIED AT CLOSE OF PERIOD
                                           -------------------------   CAPITALIZED   -------------------------------------
                                                        BUILDINGS      SUBSEQUENT                  BUILDINGS
                              RELATED                      AND             TO                         AND
        COMMUNITY           ENCUMBRANCES    LAND     IMPROVEMENTS(6)   ACQUISITION     LAND     IMPROVEMENTS(6)   TOTAL(1)
        ---------           ------------   -------   ---------------   -----------   --------   ---------------   --------
Richmond, VA
  Summit Breckenridge.....         --          812                         11,700         812        11,700         12,512
  Summit Stony Point......         (4)       1,638        13,041              286       1,638        13,327         14,965
  Summit Waterford........         (2)       1,568                         14,265       1,949        13,884         15,833
South Florida
  Summit Aventura.........         --        6,367                         24,923       6,368        24,922         31,290
  Summit Del Ray..........         (2)       3,120                         14,772       5,402        12,490         17,892
  Summit Palm Lake........         (2)       4,949                         16,764       5,083        16,630         21,713
  Summit Plantation.......         --        3,428        18,485                0       3,428        18,485         21,913
Tampa/Sarasota, FL
  Summit Gateway..........         (4)       1,738                         10,235       2,256         9,717         11,973
  Summit Hampton..........         (4)       2,577                         12,009       2,972        11,614         14,586
  Summit Heron's Run......         (2)       3,154                         10,429       3,192        10,391         13,583
  Summit Lofts............         --        1,800         7,337              582       1,800         7,919          9,719
  Summit McIntosh.........         --        1,862                         10,047       1,942         9,967         11,909
  Summit Perico...........         (2)       1,588                         11,616       2,174        11,030         13,204
  Summit Providence.......         (2)       3,043                         16,841       3,391        16,493         19,884
  Summit Station..........         --        1,688                         10,062       1,989         9,761         11,750
  Summit Walk.............         --          568           237            5,392         983         5,214          6,197
Washington, DC
  Summit Belmont..........         (4)         974                         10,944         984        10,934         11,918
  Summit Meadow...........         (2)       2,313                          8,397       2,539         8,171         10,710
  Summit Pike Creek.......         (4)       1,132                         10,895       1,259        10,768         12,027
  Summit Reston...........         --        5,434        26,255              403       5,434        26,658         32,092
  Summit Windsor..........         (2)         644                          6,297         969         5,972          6,941
                                           -------      --------         --------    --------      --------       --------
                            Total....      $94,038      $154,462         $369,602    $102,606      $515,496       $618,102
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