Form 10-Q
period 1997-06-30
SUMMIT PROPERTIES INC
filed 1997-07-29
CIK 915773

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       or

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ____________.

                         Commission file number 1-12792

                                   ----------

                             SUMMIT PROPERTIES INC.
             (Exact name of registrant as specified in its charter)


              Maryland                             56-1857807
    (State or other jurisdiction                (I.R.S. Employer
  of incorporation or organization)            Identification No.)

         212 S. Tryon Street, Suite 500, Charlotte, North Carolina 28281
               (Address of principal executive offices - zip code)

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

Yes     X       No
     -------        -------

                                   ----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

               23,218,803 shares outstanding as of July 28, 1997.

                             SUMMIT PROPERTIES INC.

                                      INDEX

PART I          FINANCIAL INFORMATION                                       PAGE

      Item 1    Financial Statements

                Consolidated Balance Sheets as of  June 30,
                    1997 (Unaudited) and December 31, 1996. . . . . . . . . .  3

                Consolidated Statements of Earnings for the
                    three months and six months ended June 30,
                    1997 and 1996 (Unaudited) . . . . . . . . . . . . . . . .  4

                Consolidated Statement of Stockholders' Equity (Unaudited). .  5

                Consolidated Statements of Cash Flows for the
                    six months ended June 30, 1997 and 1996
                    (Unaudited) . . . . . . . . . . . . . . . . . . . . . . .  6

                Notes to Consolidated Financial Statements .  . . . . . . . .  7

      Item 2    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations . . . . . . . . . . 11

PART II         OTHER INFORMATION

      Item 2    Changes in Securities . . . . . . . . . . . . . . . . . . . . 25

      Item 4    Submission of Matters to a Vote of Security Holders . . . . . 25

      Item 6    Exhibits Index and Reports on Form 8-K  . . . . . . . . . . . 26

      SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             SUMMIT PROPERTIES INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                         June 30,         December 31,
                                                                           1997               1996
                                                                        ---------          ---------
                                                                       (Unaudited)
ASSETS
Real estate assets:
  Land and land improvements                                            $ 113,681          $ 102,605
  Buildings and improvements                                              543,475            472,996
  Furniture, fixtures and equipment                                        46,779             43,021
                                                                        ---------          ---------
                                                                          703,935            618,622
  Less:  accumulated depreciation                                         (93,936)           (85,651)
                                                                        ---------          ---------
         Operating real estate assets                                     609,999            532,971
  Construction in progress                                                111,006             86,157
                                                                        ---------          ---------
         Net real estate assets                                           721,005            619,128

Cash and cash equivalents                                                   5,346              3,665

Restricted cash                                                            14,052              4,121

Deferred financing costs, net                                               4,215              4,675

Other assets                                                                4,304              3,402
                                                                        ---------          ---------
Total assets                                                            $ 748,922          $ 634,991
                                                                        =========          =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes payable                                                         $ 398,890          $ 309,933
  Accrued interest payable                                                  1,861              1,318
  Accounts payable and accrued expenses                                    16,741              7,257
  Dividends and distributions payable                                      10,856             10,244
  Security deposits and prepaid rents                                       3,581              3,196
                                                                        ---------          ---------
            Total liabilities                                             431,929            331,948
                                                                        ---------          ---------

Commitments

Minority interest                                                          48,011             45,829
                                                                        ---------          ---------


Stockholders' equity:
    Common stock, $.01 par value - 100,000,000 authorized,
        23,144,614 and 22,409,638 shares issued and outstanding
        in 1997 and 1996, respectively                                        231                224
    Additional paid-in capital                                            358,144            342,872
    Accumulated deficit                                                   (88,165)           (85,068)
    Unamortized restricted stock compensation                              (1,228)              (814)
                                                                        ---------          ---------
            Total stockholders' equity                                    268,982            257,214
                                                                        ---------          ---------

Total liabilities and stockholders' equity                              $ 748,922          $ 634,991
                                                                        =========          =========


See notes to consolidated financial statements.

                             SUMMIT PROPERTIES INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                (Dollars in Thousands except for Per Share Data)
                                   (Unaudited)

                                                            Three Months Ended                  Six Months Ended
                                                                  June 30,                            June 30,
                                                     -------------------------------       -------------------------------
                                                          1997               1996               1997               1996
                                                     ------------       ------------       ------------       ------------
Revenues:
  Rental                                             $     26,328       $     21,764       $     52,108       $     41,954
  Other property income                                     1,577              1,154              2,898              2,168
  Interest                                                    132                 79                208                155
  Other income                                                 66                 65                138                215
                                                     ------------       ------------       ------------       ------------
        Total revenues                                     28,103             23,062             55,352             44,492
                                                     ------------       ------------       ------------       ------------

Expenses:
  Property operating and maintenance:
    Personnel                                               2,306              2,119              4,472              4,124
    Advertising and promotion                                 442                295                822                581
    Utilities                                               1,144              1,001              2,311              1,980
    Building repairs and maintenance                        2,113              1,884              4,056              3,434
    Real estate taxes and insurance                         2,843              2,309              5,538              4,486
    Depreciation                                            5,430              4,437             10,611              8,567
    Property supervision                                      678                552              1,340              1,056
    Other operating expenses                                  758                630              1,559              1,253
                                                     ------------       ------------       ------------       ------------
                                                           15,714             13,227             30,709             25,481

  Interest                                                  5,042              4,905              9,592              9,054
  General and administrative                                  596                656              1,242              1,281
  Loss (income) in equity investments:
     Summit Management Company                               (105)               (71)                25                 95
     Real estate joint venture                               --                 --                 --                   (1)
                                                     ------------       ------------       ------------       ------------
        Total expenses                                     21,247             18,717             41,568             35,910
                                                     ------------       ------------       ------------       ------------
Income before gain on sale of real estate
   assets and minority interest of
   unitholders in Operating Partnership                     6,856              4,345             13,784              8,582
Gain on sale of real estate assets                          4,366               --                4,366               --
Minority interest of unitholders in
    Operating Partnership                                  (1,729)              (850)            (2,781)            (1,678)
                                                     ------------       ------------       ------------       ------------
Net income                                           $      9,493       $      3,495       $     15,369       $      6,904
                                                     ============       ============       ============       ============

Per share data:
  Net income                                         $       0.41       $       0.21       $       0.67       $       0.42
                                                     ============       ============       ============       ============
  Dividends declared                                 $       0.40       $       0.39       $       0.80       $       0.78
                                                     ============       ============       ============       ============
  Weighted average common shares                       23,122,778         16,594,560         23,031,445         16,592,638
                                                     ============       ============       ============       ============

See notes to consolidated financial statements.

                             SUMMIT PROPERTIES INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)



                                                                  Additional                   Restricted
                                                      Common       Paid in      Accumulated      Stock
                                                       Stock       Capital         Deficit    Compensation        Total
                                                       -----       -------         -------    ------------        -----
Balance, December 31, 1996                              $224      $ 342,872       ($85,068)      ($  814)      $ 257,214
        Dividends and distributions to unitholders       --            --          (18,466)         --           (18,466)
        Issuance of stock                                  6         11,740           --            --            11,746
        Exercise of stock options                        --             718           --            --               718
        Conversion of units to shares                    --             494           --            --               494
        Issuance of restricted stock grants              --             565           --            (565)           --
        Amortization of restricted stock grants          --            --             --             151             151
        Proceeds from Dividend Reinvestment
          and Employee Stock Purchase Plans                1          1,196           --            --             1,197
        Costs of shelf registrations                     --            (173)          --            --              (173)
        Adjustment for minority interest
          in Operating Partnership                       --             732           --            --               732
        Net income                                       --            --           15,369          --            15,369
                                                        ----      ---------       --------       -------       ---------
Balance, June 30, 1997                                  $231      $ 358,144       ($88,165)      ($1,228)      $ 268,982
                                                        ====      =========       ========       =======       =========


See notes to consolidated financial statements.

                             SUMMIT PROPERTIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                            Six Months Ended,
                                                                                 June 30
                                                                         -----------------------
                                                                           1997           1996
                                                                         --------       --------
Cash flows from operating activities:
  Net income                                                             $ 15,369       $  6,904
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Loss on equity method investments                                          25             94
    Gain on sale of real estate assets                                     (4,366)          --
    Depreciation and amortization                                          11,130          9,075
    Increase in restricted cash                                              (660)          (200)
    Increase in other assets                                                 (773)        (1,492)
    Increase in accrued interest payable                                      526            127
    Increase in accounts payable and accrued expenses                       3,185          2,657
    Increase (decrease) in security deposits and prepaid rents                (56)           467
    Increase in minority interest of unitholders
      in Operating Partnership                                              2,781          1,678
                                                                         --------       --------
                Net cash provided by operating activities                  27,161         19,310
                                                                         --------       --------
Cash flows from investing activities:
  Construction of real estate assets, net of payables                     (39,562)       (34,497)
  Purchase of Communities                                                 (40,408)        (6,360)
  Capitalized interest                                                     (2,948)        (1,927)
  Recurring capital expenditures                                           (1,471)        (1,403)
  Non-recurring capital expenditures                                       (2,147)        (1,839)
                                                                         --------       --------
                Net cash used in investing activities                     (86,536)       (46,026)
                                                                         --------       --------
Cash flows from financing activities:
  Debt proceeds                                                            76,429         44,442
  Debt repayments                                                          (2,698)        (1,716)
  Dividends and distributions to unitholders                              (21,199)       (15,726)
  Payments of financing costs                                                 (31)          (175)
  Issuance of stock                                                         6,813           --
  Exercise of stock options                                                   718           --
  Proceeds from Dividend Reinvestment and Employee Stock
    Purchase Plans                                                          1,197            289
  Costs of shelf registrations                                               (173)          (138)
                                                                         --------       --------
                Net cash provided by financing activities                  61,056         26,976
                                                                         --------       --------
Net increase in cash and cash equivalents                                   1,681            260
Cash and cash equivalents, beginning of period                              3,665          2,881
                                                                         --------       --------
Cash and cash equivalents, end of period                                 $  5,346       $  3,141
                                                                         ========       ========

Supplemental disclosure of cash flow
  information - Cash paid for interest, net of capitalized interest      $  8,573       $  8,390
                                                                         ========       ========


See notes to consolidated financial statements.

SUMMIT PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared by the management of Summit Properties Inc., (the "Company") in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's December 31, 1996 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 128 (SFAS No. 128), "Earnings Per Share," which will be effective at the Company's 1997 fiscal year end. SFAS No. 128 will change the method for calculating earnings per share. Had the Company applied SFAS No. 128 for the three and six months ended June 30, 1997, the effect on reported earnings per share would not be significant.

2.       ACQUISITIONS AND DISPOSITIONS

         During the first quarter of 1997, the Company completed the acquisition of three Communities: Summit Mayfaire, Summit Portofino and Summit Sand Lake (the "1997 Acquisitions"). The 1997 Acquisitions added a total of 882 apartment homes to the Company's portfolio at an aggregate purchase price of $64.5 million. The 1997 Acquisitions were primarily financed with the assumption of $15.2 million in debt, the issuance of 243,608 shares of Common Stock, the issuance of 194,495 Operating Partnership Units in Summit Properties Partnership, L.P., (the "Operating Partnership"), and the payment of $40.4 million in cash.

         In addition, the Company acquired its joint venture partner's interest in Summit Plantation (formerly Plantation Cove) apartment community on April 1, 1996. The Company paid $6.4 million in cash for the remaining 75% interest in this joint venture, which is now owned entirely by the Company.

         The following summary of selected unaudited pro forma results of operations presents information as if the 1997 Acquisitions and the Summit Plantation acquisition had occurred at the beginning of each period presented. The pro forma information for the six months ended June 30, 1997 and 1996 is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future (dollars in thousands, except per share amounts):


                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                   ---------------------------
                                                                       1997             1996
                                                                   ----------      -----------
         Net Revenues                                              $   55,974      $    47,277
                                                                   ==========      ===========

         Income before gain on sale of real estate assets and
            minority interest of unitholders in Operating          $   13,793      $     8,472
            Partnership
                                                                   ==========      ===========

         Net income                                                $   15,359      $     6,808
                                                                   ==========      ===========

         Net income per share                                      $     0.66      $      0.40
                                                                   ==========      ===========

         Weighted average shares                                   23,111,367       17,151,275
                                                                   ==========      ===========

         Weighted average shares and units                         27,326,508       21,371,816
                                                                   ==========      ===========


         On May 14, 1997, the Company sold a community in Charlotte, North Carolina known as Summit Charleston for $9.5 million. A gain on the sale of $4.4 million was recognized. Proceeds from the sale were used to partially fund the acquisition of an apartment home community on July 18, 1997 (See Note 6).

3.       RESTRICTED STOCK

         In the six months ended June 30, 1997 and 1996, the Company granted 26,278 and 56,041, respectively, shares of restricted stock to employees under the Company's 1994 Stock Option and Incentive Plan. The market value of the restricted stock grants in 1997 and 1996 totaled $565,000 and $1.1 million, respectively, which has been recorded as unamortized restricted stock compensation and is shown as a separate component of stockholders' equity. Unearned compensation is being amortized to expense over the vesting period which ranges from three to five years.

  4.     SUPPLEMENTAL CASH FLOW INFORMATION

         Non-cash investing and financing activities for the six months ended June 30, 1997 and 1996 are as follows:

         A. In the six months ended June 30, 1997, the Company purchased three communities (Summit Mayfaire, Summit Portofino and Summit Sand Lake). The Company completed the purchase of the three Communities by assuming debt, issuing 194,495 Operating Partnership Units, issuing 243,608 shares of Common Stock, assuming certain liabilities and current assets, and the payment of cash. The recording of the purchase is summarized as follows (in thousands):

                     Fixed assets                                     $ 65,170
                     Other assets                                           30
                     Debt assumed                                      (15,226)
                     Current liabilities assumed                          (694)
                     Value of Operating Partnership Units issued        (3,939)
                     Value of Common Stock issued                       (4,933)
                                                                      --------
                           Cash invested                              $ 40,408
                                                                      ========

         B. The Company sold a community on May 14, 1997 for net proceeds of approximately $9.3 million. The proceeds of the sale were put in escrow to fund the acquisition of an apartment home community on July 18, 1997 (See Note 6). The escrow funds are shown in the balance sheet caption "Restricted Cash".

         C. On April 1, 1996, the Company acquired its joint venture partner's interest in the Summit Plantation (formerly Plantation Cove) apartment community. The Company paid $6.4 million in cash for the remaining 75% interest in this joint venture, which is now owned entirely by the Company. The recording of the purchase is summarized as follows (in thousands):

                     Fixed assets                                  $  21,913
                     Current assets                                      202
                     Deferred charges                                     95
                     Debt assumed                                    (14,347)
                     Current liabilities assumed                        (288)
                     Equity investment                                (1,215)
                                                                   ---------
                       Net cash paid                               $   6,360
                                                                   =========

         D. The Company issued 106,330 Operating Partnership Units in Summit Properties Partnership, L.P. (valued at $2.1 million) for the purchase of land during the six months ended June 30, 1996.

         E. The Company accrued a dividend and distribution payable in the amount of $10.9 million and $8.0 million at June 30, 1997 and 1996, respectively.

         F. The Company issued 26,278 and 56,041 shares of restricted stock valued at $565,000 and $1.1 million during the six months ended June 30, 1997 and 1996, respectively.


5.       CHANGES IN OWNERSHIP OF OPERATING PARTNERSHIP

         As of June 30, 1997, there were 27,309,726 Units outstanding of the Operating Partnership, of which 23,144,614, or 84.7% were owned by the Company and 4,165,112, or 15.3% were owned by other partners (including certain officers and directors of the Company). Minority interest of unitholders in the Operating Partnership is calculated at the balance sheet date based upon the percentage of Units outstanding owned by partners other than the Company to the total number of Units outstanding. Minority interest of unitholders in Operating Partnership earnings is calculated based on the weighted average Units outstanding during the period.

         Units can be exchanged for cash, or at the option of the Company, for shares of Common Stock on a one-to-one basis. With respect to Units issued in conjunction with the initial formation of the Company as a REIT, the redemption of Units for shares of Common Stock is recorded at book value. With respect to Units issued subsequent to that date, the redemption of Units for shares of Common Stock is accounted for as the purchase of a minority interest and, therefore, recorded at the fair market value of the shares of Common Stock issued at the date of the redemption.

         Proceeds from Common Stock issued by the Company are contributed to the Operating Partnership for an equivalent number of units. The following is a summary of significant units issued and the Company's ownership percentage before and after each transaction for the six months ended June 30, 1997 and 1996:

                                                                                         COMPANY'S OWNERSHIP
                                                                                       AS A PERCENTAGE OF THE
                                               NUMBER OF    PRICE PER       DOLLAR      OPERATING PARTNERSHIP
           DATE          DESCRIPTION             UNITS         UNIT         VALUE        BEFORE       AFTER
          -------  -------------------------  ------------  -----------  ------------- -----------  -----------

           1996    Purchase of Land            106,330        $19.75      $2,100,000     80.77%       80.35%

           1997    Issuance of stock           315,029         21.62       6,812,500     84.81%       84.99%

           1997    Summit Sand Lake            438,103         20.25       8,871,581     85.02%       84.54%
                   purchase

         Units issued for land and the Summit Sand Lake purchase were valued based upon the Company's market value price per share as the units can be exchanged for shares on a one-to-one basis. In addition, of the 438,103 units issued for the Summit Sand Lake purchase, 243,608 units were issued to the Company in exchange for the Company issuing 243,608 shares of Common Stock to the seller of Summit Sand Lake.

6.       SUBSEQUENT EVENT

         The Company purchased an apartment home community to be known as Summit Windsor II for $17.1 million in cash on July 18, 1997. Summit Windsor II, which was developed by the Company in 1988, has 306 apartment homes and is located in Frederick, Maryland. The proceeds from the sale of a community (See Note 2) and borrowings on the Company's line of credit were used to fund the purchase.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements including, without limitation, statements relating to the operating performance of stabilized communities and development activities of the Company within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company's actual results and performance of stabilized and development communities could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include general economic conditions, local real estate market conditions, construction delays due to unavailability of materials, weather conditions or other delays and those factors discussed in the last paragraph under the heading entitled "Operating Performance of the Company's Stabilized Communities" and in the section entitled "Development Activity--Certain Factors Affecting the Performance of Development Communities" on pages 13 and 21, respectively, of this Form 10-Q.

As of June 30, 1997, there were 27,309,726 Units outstanding of the Operating Partnership, of which 23,144,614, or 84.7% were owned by the Company and 4,165,112, or 15.3% were owned by other partners (including certain officers and directors of the Company).

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

Results of Operations for the Three and Six  Months Ended June 30, 1997 and 1996

For the three and six months ended June 30, 1997, income before gain on sale of real estate assets and minority interest increased $2.5 million and $5.2 million, respectively, to $6.9 million and $13.8 million, respectively, from the three and six months ended June 30, 1996.

OPERATING PERFORMANCE OF THE COMPANY'S PORTFOLIO OF COMMUNITIES

The operating performance of the Communities for the three and six months ended June 30, 1997 and 1996 is summarized below (dollars in thousands):

                                                   THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                        JUNE 30,                             JUNE 30,
                                           ------------------------------------  ------------------------------------
                                               1997       1996      % CHANGE        1997      1996     % CHANGE
                                           ----------  ----------  -----------  ---------- ----------- ------------
Property revenues:
   Stabilized communities (1)                 $21,027    $20,677        1.7%      $40,506    $39,674        2.1%
   Acquisition communities (2)                  2,205          0      100.0%        5,475        731      649.0%
   Stabilized development communities           3,059      1,869       63.7%        6,127      2,995      104.6%
   Communities in lease-up                      1,451         22     6495.5%        2,379         22    10713.6%
   Community sold                                 163        350      -53.4%          519        700      -25.9%
                                           ----------  ---------               ---------- ----------
Total property revenues                        27,905     22,918       21.8%       55,006     44,122       24.7%
                                           ----------  ---------               ---------- ----------
Property operating and maintenance
   expense (3):
   Stabilized communities                       7,915      7,875        0.5%       15,251     15,074        1.2%
   Acquisition communities                        742          0      100.0%        1,814        260      597.7%
   Stabilized development communities           1,009        715       41.1%        1,932      1,238       56.1%
   Communities in lease-up                        543         47     1055.3%          890         47     1793.6%
   Community sold                                  75        153      -51.0%          211        295      -28.5%
                                           ----------  ---------               ---------- ----------
Total property operating and
  maintenance expense                          10,284      8,790       17.0%       20,098     16,914       18.8%
                                           ----------  ---------               ---------- ----------
Property operating income                     $17,621    $14,128       24.7%      $34,908    $27,208       28.3%
                                           ==========  =========               ========== ==========

Apartment homes, end of period                 14,072     11,900       18.3%       14,072     11,900       18.3%
                                           ==========  =========               ========== ==========

(1) Includes Communities which were stabilized for each of the comparable periods presented. Three month results include Summit Plantation which was acquired April 1, 1996.

(2) Three month results include the 1997 Acquisition Communities. Six month results include the 1997 Acquisition Communities and Summit Plantation acquired April 1, 1996.

(3)      Before real estate depreciation expense.

A summary of the Company's apartment homes for the six months ended June 30, 1997 and 1996 is as follows:

                                                     1997            1996
                                                   -------          ------
Apartment homes at the beginning of period          12,454          11,286
Acquisitions                                           882             262
Developments which began rental
   operations during the period                        950             352
Sale of apartment home community                      (214)           --
                                                   -------          ------
Apartment homes at the end of the period            14,072          11,900
                                                   =======          ======

OPERATING PERFORMANCE OF THE COMPANY'S STABILIZED COMMUNITIES

The operating performance of the 45 and 44 Communities stabilized during the entire period in each of the three and six months ended June 30, 1997 and 1996, respectively, are summarized below (dollars in thousands except average monthly rental revenue):

                                                THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                      JUNE 30,                              JUNE 30,
                                         -----------------------------------  ---------------------------------
                                            1997        1996      % CHANGE      1997        1996     % CHANGE
                                         ----------  ---------  -----------  ---------   ---------- -----------
Property revenues:
   Rental                                  $19,967    $19,667        1.5%     $38,576     $37,780       2.1%
   Other                                     1,060      1,010        5.0%       1,930       1,894       1.9%
                                         ---------  ---------               ---------  ----------
Total property revenues                     21,027     20,677        1.7%      40,506      39,674       2.1%
                                         ---------  ---------               ---------  ----------
Property operating and maintenance
   expense (1):
   Personnel                                 1,815      1,900       -4.5%       3,457       3,703      -6.6%
   Advertising and promotion                   270        213       26.8%         491         391      25.6%
   Utilities                                   890        917       -2.9%       1,773       1,778      -0.3%
   Building repairs and maintenance          1,759      1,790       -1.7%       3,349       3,263       2.6%
   Real estate taxes and insurance           2,090      1,998        4.6%       4,010       3,868       3.7%
   Property supervision                        529        520        1.7%       1,014         986       2.8%
   Other operating expense                     562        537        4.7%       1,157       1,085       6.6%
                                         ---------  ---------               ---------  ----------
Total property operating and
  maintenance expense                        7,915      7,875        0.5%      15,251      15,074       1.2%
                                         ---------  ---------               ---------  ----------
Property operating income                  $13,112    $12,802        2.4%     $25,255     $24,600       2.7%
                                         =========  =========               =========  ==========

Average physical occupancy (2)               92.8%      92.8%        0.0%       93.0%       93.0%       0.0%
                                         =========  =========               =========  ==========

Average monthly rental revenue (3)            $721       $707        2.0%        $713        $697       2.3%
                                         =========  =========               =========  ==========

Number of apartment homes                   10,134     10,134                   9,872       9,872
                                         =========  =========               =========  ==========


(1)      Before real estate depreciation expense.

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

The increase in rental revenue from stabilized Communities for the second quarter and the first six months of 1997 compared to 1996 was primarily the result of increases in average rental rates. Property operating and maintenance expense increases were due primarily to an increase in advertising and promotion, real estate taxes and insurance offset by a decrease in personnel expense. As a percentage of total property revenue, property operating and maintenance expenses decreased for the three month period from 38.1% in 1996 to 37.6% in 1997 and for the six month period from 38.0% in 1996 to 37.7% in 1997.

The 1.7% and 2.1% rates of growth in property revenues was lower than the 3.8% and 4.4% rates of growth in property revenues achieved from the first quarter of 1995 compared to first quarter 1996 and the first six months of 1995 compared to the first six months of 1996, respectively. The growth rate was lower primarily as a result of a new supply of competing multi-family communities and the increase in home affordability in some of the markets in which the Company operates. This lower growth rate was especially noticeable in the Tampa and Atlanta markets. The Company expects property growth rates for the remainder of 1997 to be similar to the first six months of 1997 as the supply of new multi-family communities continues to increase balanced by the continued strength of the local economies in which the Company operates. The Company believes its expectations with respect to property revenue growth are based on reasonable assumptions as to future economic conditions and the quantity of competitive multi-family communities in the markets in which the Company does business. There can be no assurance that actual results will not differ from these assumptions.

OPERATING PERFORMANCE OF THE COMPANY'S ACQUISITION COMMUNITIES

Acquisition communities consist of the 1997 Acquisitions (882 apartment homes) and Summit Plantation (262 apartment homes) acquired on April 1, 1996, for the six month periods presented and the 1997 Acquisitions for the three month periods presented. The operations of these Communities for the three and six months ended June 30, 1997 are summarized as follows (dollars in thousands except average monthly rental revenue):

                                        THREE MONTHS ENDED    SIX MONTHS ENDED
                                              JUNE 30              JUNE 30
                                        ------------------    -----------------
                                         1997       1996       1997       1996
                                        ------      ----      ------      ----
Property revenues:
   Rental revenues                      $2,048       $ 0       $5,149       $696
   Other property revenue                  157         0          326         35
                                        ------       ---       ------       ----
Total property revenues                  2,205         0        5,475        731
                                        ------       ---       ------       ----
Property operating and maintenance
   expense (1)                             742         0        1,814        260
                                        ------       ---       ------       ----
Property operating income               $1,463       $ 0       $3,661       $471
                                        ======       ===       ======       ====

Average physical occupancy (2)            92.8%      0.0%        93.9%      90.2%
                                        ======       ===       ======       ====

Average monthly rental revenue (3)      $  848         0       $  892       $998
                                        ======       ===       ======       ====

Number of apartment homes                  882         0        1,144        262
                                        ======       ===       ======       ====

(1)      Before real estate depreciation expense.

(2) Average physical occupancy is defined as the number of apartment homes occupied divided by the total number of apartment homes contained in the communities, expressed as a percentage. Average physical occupancy has been calculated using the average of the midweek occupancy that existed during each week of the period.

(3) Represents the average monthly net rental revenue per occupied apartment home. Average monthly rental revenue for the six months ended June 30, 1997 for the 1997 Acquisitions only was $846.

The unleveraged yield, defined as property operating income for the three and six months ended June 30, 1997 for the acquisition communities, as defined above, on an annualized basis over total acquisition cost, was 9.0% and 9.4%, respectively. The unleveraged yield for the 1997 Acquisitions only for the six months ended June 30, 1997, was 9.3%.

OPERATING PERFORMANCE OF THE COMPANY'S STABILIZED  DEVELOPMENT COMMUNITIES

The Company had four development communities (Summit Aventura, Summit Hill II, Summit Green, and Summit River Crossing), which were stabilized during the entire three and six months ended June 30, 1997 but were still in lease-up/construction in the three and six months ended June 30, 1996. The operating performance of these four Communities for the three and six months ended June 30, 1997 and 1996 is summarized below (dollars in thousands except average monthly rental revenue):

                                         THREE MONTHS ENDED        SIX MONTHS ENDED
                                               JUNE 30                 JUNE 30
                                        -------------------       -------------------
                                         1997         1996         1997         1996
                                        ------       ------       ------       ------
Property revenues:
   Rental revenues                      $2,878       $1,743       $5,802       $2,785
   Other property revenue                  181          126          325          210
                                        ------       ------       ------       ------
Total property revenues                  3,059        1,869        6,127        2,995
                                        ------       ------       ------       ------
Property operating and maintenance
   expense (1)                           1,009          715        1,932        1,238
                                        ------       ------       ------       ------
Property operating income               $2,050       $1,154       $4,195       $1,757
                                        ======       ======       ======       ======

Average physical occupancy (2)            91.7%        55.9%        92.3%        44.3%
                                        ======       ======       ======       ======

Average monthly rental revenue (3)      $  908       $  878       $  910       $  890
                                        ======       ======       ======       ======

Number of apartment homes                1,200        1,200        1,200        1,200
                                        ======       ======       ======       ======

(1)      Before real estate depreciation expense.

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

The unleveraged yield, defined as property operating income for the three and six months ended June 30, 1997 on an annualized basis over total development cost, was 10.2% and 10.4%, respectively.

OPERATING PERFORMANCE OF THE COMPANY'S COMMUNITIES IN LEASE-UP

The Company had seven Communities in lease-up in the three and six months ended June 30, 1997. A Community in lease-up is defined as one which has commenced rental operations but has not reached stabilization. A summary of the seven Communities in lease-up as of June 30, 1997 is as follows (dollars in thousands):

                                      TOTAL         ACTUAL/                        HOMES                    % LEASED
                        NUMBER OF    ACTUAL/      ANTICIPATED                    COMPLETED     Q2 1997       AS OF
                        APARTMENT   ESTIMATED    CONSTRUCTION     ANTICIPATED   AT JUNE 30,    AVERAGE      JUNE 30,
COMMUNITY                 HOMES        COST       COMPLETION     STABILIZATION     1997       OCCUPANCY       1997
---------------------  ------------ -----------  --------------  -------------- ------------ ------------  ----------
Summit Fairways                240     $17,900      Q4 1996         Q3 1997             240    76.30%       94.20%
Summit on the River            352      24,300      Q2 1997         Q3 1997             352    58.20%       76.40%
Summit Russett                 314      23,100      Q3 1997         Q3 1997             250    42.50%       72.60%
Summit Stonefield              216      18,400      Q4 1997         Q1 1998              36     1.10%       19.90%
Summit Ballantyne I            246      16,800      Q4 1997         Q2 1998              42     1.50%       16.70%
Summit Sedgebrook I            248      15,600      Q4 1997         Q2 1998              32     0.60%       12.10%
Summit Plantation II           240      22,000      Q4 1997         Q2 1998              32     0.00%       15.00%
                       ============ ===========
                             1,856    $138,100
                       ============ ===========

Property operating income after interest expense was $117,000 and $67,000 for the seven communities in lease-up for the three and six months ended June 30, 1997, respectively.

OPERATING PERFORMANCE OF SUMMIT MANAGEMENT COMPANY

The operating performance of Summit Management Company (the "Management Company") and its wholly-owned subsidiary, Summit Apartment Builders Inc. (the "Construction Company"), for the three and six months ended June 30, 1997 and 1996 is summarized below (dollars in thousands):

                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                                JUNE 30,                 JUNE 30,
                                          -------------------     ----------------------
                                            1997        1996         1997          1996
                                           ------      ------      -------       -------
Property management revenue                $1,203      $1,166      $ 2,385       $ 2,298
Construction Company income                   266         112          458           176
Other Management Company income                31          33           55            59
                                           ------      ------      -------       -------
   Total revenue                            1,500       1,311        2,898         2,533
Property management expenses:
   Operating                                1,042         997        2,073         2,149
   Depreciation                                48          28           96            56
   Amortization                                76          69          148           138
   Interest                                    75          75          150           150
                                           ------      ------      -------       -------
   Total property management expenses       1,241       1,169        2,467         2,493
Construction Company expenses                 154          71          456           135
                                           ------      ------      -------       -------
   Total expenses                           1,395       1,240        2,923         2,628
                                           ------      ------      -------       -------
Net income (loss) of the
   Management Company                      $  105      $   71      ($   25)      ($   95)
                                           ======      ======      =======       =======

The increase in property management revenue was the result of higher revenues for managing the Company's Communities (which was due to an increase in the number of Communities managed as a result of new developments and acquisitions), offset by a reduction in the average number of communities managed for third parties during 1997 compared to 1996. Total apartment homes managed for third parties was 5,398 and 7,925 at June 30, 1997 and 1996, respectively. The
Company expects third party management revenue as a percentage of total property management revenues to continue to decline as revenues from the Company's communities continue to increase.

Property management fees include $432,000 and $568,000 of fees from third parties for the three months ended June 30, 1997 and 1996, respectively, and $906,000 and $1.1 million of fees from third parties for the six months ended June 30, 1997 and 1996, respectively.

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

OTHER INCOME AND EXPENSES

Interest expense increased $137,000 and $538,000 or 2.8% and 5.9% for the three and six months ended June 30, 1997, respectively, primarily due to interest on debt related to the Communities acquired in 1997 and interest on Communities in lease-up, offset by the Company's repayment of debt in connection with a public offering of 5.75 million shares of Common Stock in August 1996.

Depreciation expense increased $993,000 and $2.0 million or 22.4% and 23.9% for the three and six months ended June 30, 1997, respectively, primarily due to the 1997 and 1996 Acquisitions, increased depreciation on Communities that were in construction in 1996, but completed by 1997 and Communities in lease-up in 1997.

General and administrative expense decreased $39,000 or 3.0% to $1.24 million for the six months ended June 30, 1997 from $1.28 million for the same period in 1996 primarily due to decreased compensation costs.

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

                          S & P CREDIT RATING                       RATE
                          -------------------                       ----
            BBB-....................................          LIBOR   +   110
            BBB.....................................          LIBOR   +    95
            BBB+....................................          LIBOR   +    80

The Unsecured Credit Facility provides $25 million for general working capital purposes with the remaining $125 million available to finance new development and acquisitions.

The Company's outstanding indebtedness at June 30, 1997 totaled $398.9 million. This amount includes approximately $206.7 million in fixed rate conventional mortgages, $53.1 million of variable rate tax-exempt bonds, $31.0 million of unsecured notes, $9.3 million of tax exempt fixed rate loans, and $98.8 million under the variable rate Unsecured Credit Facility.

The Company and the Operating Partnership have filed a Form S-3 Registration Statement under which the Company can issue up to $250 million of common stock and preferred stock, and the Operating Partnership can issue up to $250 million of debt securities.

The Company's net cash provided by operating activities increased from $19.3 million for the six months ended June 30, 1996 to $27.2 million for the same period in 1997 primarily due to a $7.7 million increase in property operating income.

Net cash used in investing activities increased from $46.0 million for the six months ended June 30, 1996 to $86.5 million for the same period in 1997 primarily due to an increase in the acquisition of Communities and an increase in construction of real estate assets.

Net cash provided by financing activities increased from $27.0 million for the six months ended June 30, 1996 to $61.1 million for the same period in 1997, primarily due to an increase in debt proceeds and Common Stock issuance proceeds, partially offset by higher dividends and distributions to unitholders. The increase in debt proceeds was primarily due to borrowings to finance the 1997 Acquisitions.

The Company expects to meet its short-term liquidity requirements (i.e., liquidity requirements arising within twelve months) generally through its net cash provided by operations and borrowings under the Unsecured Credit Facility. The Company believes that its net cash provided by operations will be adequate to meet its operating requirements and to satisfy applicable REIT dividend payment requirements in both the short-term and in the long-term. Improvements and renovations at existing Communities are expected to also be funded from property operations.

The Company expects to meet its long-term liquidity requirements (i.e., liquidity requirements arising after twelve months), such as current and future developments, debt maturities, acquisitions, renovations and other non-recurring capital expenditures, with borrowings under its Unsecured Credit Facility, through the issuance of long-term secured and unsecured debt securities and additional equity securities of the Company, or in connection with the acquisition of land or improved property, through the issuance of Units of the Operating Partnership.

On May 14, 1997, the Company sold a community in Charlotte, North Carolina known as Summit Charleston for $9.5 million. A gain on the sale of approximately $4.4 million was recognized.

The Company purchased an apartment community to be known as Summit Windsor II for $17.1 million in cash on July 18, 1997. Summit Windsor II, which was developed by the Company in 1988, has 306 apartment homes and is located in Frederick, Maryland. The proceeds from the sale of a community and borrowings on the Unsecured Credit Facility were used to fund the purchase.

The following table sets forth certain information regarding debt financing as of June 30, 1997 and December 31, 1996:

                                                                              PRINCIPAL OUTSTANDING
                                              INTEREST                    ----------------------------
                                             RATE AS OF       MATURITY      JUNE 30,     DECEMBER 31,
                                            JUNE 30, 1997       DATE          1997           1996
                                           ---------------    --------    -----------   --------------
FIXED RATE DEBT                                                               (1)
   MORTGAGE LOAN (2) (3)                        5.88%          2/15/01        $121,673        $122,950
   MORTGAGE LOAN (2) (3)                        7.71%         12/15/05          29,434          29,653
   MORTGAGE LOAN (4)                            8.00%          09/1/05           8,598           8,638
   MORTGAGE NOTES
     Summit Hollow I                            8.00%          11/1/18           2,265           2,286
     Summit Hollow II                           7.75%          1/1/29            2,577           2,587
     Summit Creekside                           8.00%          6/1/22            2,857           2,877
     Summit Old Town                            8.00%          9/1/20            3,073           3,097
     Summit Eastchester                         8.00%          5/1/21            3,843           3,872
     Summit Foxcroft                            8.00%          4/1/20            2,759           2,788
     Summit Oak                                 7.75%          12/1/23           2,569           2,585
     Summit Sherwood                            7.88%          3/1/29            3,316           3,329
     Summit Radbourne                           9.80%          3/1/02            8,642           8,683
     Summit Sand Lake                           7.88%          2/15/06          15,128               -

   TAX EXEMPT MORTGAGE NOTES
     Summit Crossing                            6.95%          11/1/25           4,188           4,213
     Summit East Ridge                          7.25%          12/1/26           5,129           5,156
                                                                          -------------  --------------
      TOTAL MORTGAGE DEBT                                                      216,051         202,714
                                                                          -------------  --------------

   UNSECURED NOTES
     Bank Note                                  7.85%          8/3/02           16,000          16,000
     Bank Note                                  7.61%          8/3/00           15,000          15,000
                                                                          -------------  --------------
      TOTAL UNSECURED NOTES                                                     31,000          31,000
                                                                          -------------  --------------
      TOTAL FIXED RATE DEBT                                                    247,051         233,714

VARIABLE RATE DEBT
   UNSECURED CREDIT FACILITY                 LIBOR + 110       9/30/99          98,786          22,357

   TAX EXEMPT BONDS(5)
     Summit Belmont                             5.70%          4/1/07           11,650          11,850
     Summit Hampton                             5.70%          6/1/07           12,490          12,700
     Summit Pike Creek                          5.70%          8/15/20          13,143          13,262
     Summit Gateway                             5.70%          7/1/07            7,100           7,300
     Summit Stony Point                         5.70%          4/1/29            8,670           8,750
                                                                          -------------  --------------
      TOTAL TAX EXEMPT BONDS                                                    53,053          53,862
                                                                          -------------  --------------
      TOTAL VARIABLE RATE DEBT                                                 151,839          76,219

                                                                          -------------  --------------
      TOTAL OUTSTANDING INDEBTEDNESS                                          $398,890        $309,933
                                                                          =============  ==============


(1) With the exception of the Mortgage Loans referred to in Note 3 below, all of the secured debt can be prepaid at any time. Prepayment of such debt is generally subject to penalty or premium; however, the tax exempt mortgage notes can be prepaid at any time without penalty or premium.

(2)      Mortgage Loans are secured by the following Communities:

            Summit Glen            Summit Blue Ash         Summit Heron's Run
            Summit Park            Summit Square           Summit Perico
            Summit Village         Summit Waterford        Summit Providence
            Summit Highland        Summit Del Ray          Summit Meadow
            Summit Norcroft        Summit Palm Lake        Summit Windsor

(3) The Company may elect to extend the maturity of each of these Mortgage Loans for a period of up to two years by providing six months' written notice. These Mortgage Loans generally may not be prepaid in whole or in part during their original term, but may be prepaid in whole or in part at any time during applicable extension periods, if any, without premium or penalty.

(4)      Mortgage Loan secured by Summit Simsbury and Summit Touchstone
         Communities.

(5) The tax exempt bonds (the "Bonds") are enhanced by letters of credit from financial institutions (the "Credit Enhancements"), each of which Credit Enhancements will terminate prior to the maturity dates of the related Bonds. In the event such Credit Enhancements are not renewed or replaced upon termination, the related loan obligations will be accelerated.

The London Interbank Offered Rate (LIBOR) at June 30, 1997 was 5.69%

DEVELOPMENT ACTIVITY

The Company's developments in process at June 30, 1997 are summarized as follows (dollars in thousands):

                                                         TOTAL                   ESTIMATED     ANTICIPATED
                                          APARTMENT    ESTIMATED     COST TO      COST TO     CONSTRUCTION
COMMUNITY                                   HOMES        COSTS         DATE       COMPLETE     COMPLETION
---------------------------------------- ------------  -----------  -----------  -----------  --------------
Summit Russett-Laurel, MD                        314    $  23,100    $  22,005    $   1,095      Q3 1997
Summit Stonefield-Yardley, PA                    216       18,400       13,817        4,583      Q4 1997
Summit Norcroft II-Charlotte, NC                  54        3,750        1,704        2,046      Q4 1997
Summit Sedgebrook I-Charlotte, NC                248       15,600       10,950        4,650      Q4 1997
Summit Ballantyne I-Charlotte, NC                246       16,800       10,855        5,945      Q4 1997
Summit Plantation II-Plantation, FL              240       22,000       16,145        5,855      Q4 1997
Summit Lake I-Raleigh, NC                        302       19,700        8,700       11,000      Q2 1998
Summit Fair Lakes I-Fairfax, VA                  370       32,900        8,750       24,150      Q4 1998
Summit New Albany-Columbus, OH                   301       22,600        4,507       18,093      Q1 1999
                                         ------------  -----------  -----------  -----------
                                               2,291      174,850       97,433       77,417
Other development and construction costs           -            -       13,573            -
                                         ------------  -----------  -----------  -----------
                                               2,291    $ 174,850    $ 111,006    $  77,417
                                         ============  ===========  ===========  ===========

In addition, the Company has a commitment to purchase a community (Summit St. Claire) currently under construction in Atlanta, Georgia for approximately $27.5 million, subject to adjustment based on the percentage of apartment homes leased as of the date of acquisition. The 336 apartment home community is expected to be purchased, after reaching rental stabilization which is currently expected in the fourth quarter of 1998.

Estimated costs to complete the development communities and the purchase commitment for Summit St. Claire represent all of the Company's material commitments for capital expenditures.

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

Other development risks include the possibility of incurring additional cost or liability resulting from defects in construction material and the possibility that financing may not be available on favorable terms, or at all, to pursue or complete development activities. Similarly, market conditions at the time these Communities become available for leasing will affect the rental rates that may be charged and the period of time necessary to achieve stabilization, which could make one or more of the development communities unprofitable or result in achieving stabilization later than currently anticipated. In addition, the Company is conducting feasibility and other pre-development work for eight Communities. The Company could abandon the development of any one or more of these potential Communities in the event that it determines that market conditions do not support development, financing is not available on favorable terms or other circumstances prevent development. Similarly, there can be no assurance that if the Company does pursue one or more of these potential Communities that it will be able to complete construction within the currently estimated development budgets or that construction can be started at the time currently anticipated.

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

The Company has a capital expenditure replacement program whereby various physical components are replaced as necessary to maintain the Communities in normal operating condition. Certain physical components may be replaced other than at regular inspection intervals when extraordinary wear has occurred. The Company also makes capital expenditures for new physical components if these expenditures will produce sufficient revenue enhancements as to achieve acceptable returns on invested capital. There are currently no material commitments with respect to renovation or improvements at existing facilities.

Capitalized expenditures for the six months ended June 30, 1997 and 1996 are summarized as follows (dollars in thousands):

                                                      SIX MONTHS ENDED
                                                          JUNE 30,
                                                   ---------------------
                                                     1997         1996
                                                   --------      -------
Acquisition of new Communities (1)                 $ 65,170      $21,913
Construction of new Communities (2)                  44,950       37,617
Capitalized interest                                  2,948        1,927
Non-recurring capital expenditures:
   Construction of garages                               13          720
   Access gates                                          68           65
   New signage                                           76           52
   Water meters                                          19          173
   Washer/dryer units                                    18           58
   Major improvements                                 1,949          758
   Other                                                  4           13
                                                   --------      -------
   Total non-recurring capital expenditures           2,147        1,839
                                                   --------      -------
Recurring capital expenditures:
   Exterior painting                                    558          465
   Other community additions and improvements           852          935
   Corporate additions                                   61            3
                                                   --------      -------
   Total recurring capital expenditures               1,471        1,403

                                                   --------      -------
                                                   $116,686      $64,699
                                                   ========      =======

(1) Includes the issuance of Units in the Operating Partnership and shares of Common Stock with a value of $8.9 million and assumption of debt of $15.2 million in the six months ended June 30, 1997.

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

FUNDS FROM OPERATIONS

The White Paper on Funds from Operations approved by the Board of Governors of NAREIT in March 1995 defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company computes Funds from Operations in accordance with the standards established by the White Paper, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. Funds Available for Distribution is defined as Funds from Operations less capital expenditures funded by operations (recurring capital expenditures). The Company's methodology for calculating Funds Available for Distribution may differ from the methodology for calculating Funds Available for Distribution utilized by other REITs, and accordingly, may not be comparable to other REITs. Funds from Operations and Funds Available for Distribution do not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, property acquisitions, development, dividends and distributions or other commitments and uncertainties. Funds from Operations and Funds Available for Distribution should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor are they indicative of funds available to fund the Company's cash needs, including its ability to make dividends/distributions. The Company believes Funds from Operations and Funds Available for Distribution is helpful to investors as measures of the performance of the Company because, along with cash flows from operating activities, financing activities and investing activities, they provide investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures.

Funds from Operations and Funds Available for Distribution for the three and six months ended June 30, 1997 and 1996 are calculated as follows (dollars in thousands):

                                             THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                    JUNE 30,                              JUNE 30,
                                         -------------------------------       -------------------------------
                                             1997               1996               1997               1996
                                         ------------       ------------       ------------       ------------
Net income                               $      9,493       $      3,495       $     15,369       $      6,904
Gain on sale of real estate assets             (4,366)              --               (4,366)              --
Minority interest of Unitholders
   in Operating Partnership                     1,729                850              2,781              1,678
Depreciation:
   Operating Communities                        5,421              4,428             10,593              8,549
   Summit Plantation                             --                 --                 --                   33
                                         ------------       ------------       ------------       ------------
Funds from Operations                          12,277              8,773             24,377             17,164
Recurring capital expenditures (1)             (1,016)              (842)            (1,471)            (1,403)
                                         ------------       ------------       ------------       ------------
Funds Available for Distribution         $     11,261       $      7,931       $     22,906       $     15,761
                                         ============       ============       ============       ============

Weighted average shares outstanding        23,122,778         16,594,560         23,031,445         16,592,638
                                         ============       ============       ============       ============
Weighted average shares and units
   outstanding                             27,333,968         20,624,614         27,192,559         20,618,684
                                         ============       ============       ============       ============

(1) Recurring capital expenditures are expected to be funded from operations and consist primarily of exterior painting, new appliances, vinyl, blinds, tile, and wallpaper. In contrast, non- recurring capital expenditures, such as major improvements, new garages and access gates, are expected to be funded by financing activities and are therefore not included in the calculation of Funds Available for Distribution.

PART II.   OTHER INFORMATION

ITEM 2     CHANGES IN SECURITIES

On June 18, 1997, the Company issued to a limited partner of the Operating Partnership 53,165 shares of Common Stock (valued at $463,300 at the time of issuance) in exchange for 53,165 of limited partnership interest in the Operating Partnership. Such shares of Common Stock were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act and rules and regulations promulgated thereunder. In light of information obtained by the Company in connection with the transaction, management of the Company believes that the Company may rely on such exemption.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

On May 13, 1997, the Company held its 1997 Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, Stockholders of the Company were asked to consider a proposal (the "Proposal") to elect two Class III Directors of the Company to serve until the 2000 annual meeting of stockholders or until their successors are duly elected and qualified.

With respect to the election of Directors, William B. McGuire, Jr. and William
F. Paulsen were nominated to serve as Class III Directors of the Company until the 2000 annual meeting; the other Directors of the Company whose terms of office as directors continued after the Annual Meeting are as follows: James H. Hance, Jr. (Class I Director), Henry H. Fishkind (Class I Director), Nelson Schwab III (Class II Director) and John Crosland, Jr. (Class II Director).

With respect to the Proposal, the stockholders of the Company voted at the Annual Meeting as hereinafter described. By a vote of 15.2 million votes of Common Stock in favor of William B. McGuire, Jr. and William F. Paulsen, in excess of a majority of the eligible votes, with no votes against each of Messrs. McGuire and Paulsen, respectively, each of William B. McGuire, Jr. and William F. Paulsen was elected as a Class III Director of the Company.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

         10.1 Amendment No. 10 to the Limited Partnership Agreement of the Operating Partnership

         27.1     Financial Data Schedule

(b)   Reports on Form 8-K

         A Form 8-K was filed with the Securities and Exchange Commission (the "SEC") on March 6, 1997 in connection with the acquisition of Summit Mayfaire, Summit Portofino and Summit Sand Lake and a Form 8-K/A-1 was filed with the SEC on May 1, 1997 to amend the Form 8-K to include financial statements, pro forma financial information and certain exhibits. In addition, a Form 8-K/A-2 was filed with the SEC on June 5, 1997 to revise certain pro forma financial information.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SUMMIT PROPERTIES INC.




July 29, 1997                        /s/ William F. Paulsen
------------------------             -------------------------------------------
(Date)                               William F. Paulsen, President
                                     and Chief Executive Officer




July 29, 1997                        /s/ Michael L. Schwarz
------------------------             -------------------------------------------
(Date)                               Michael L. Schwarz, Executive
                                     Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

10.1 Amendment No. 10 to the Limited Partnership Agreement of the Operating Partnership

27.1     Financial Data Schedule