Form 10-Q
period 1997-09-30
SUMMIT PROPERTIES INC
filed 1997-11-07
CIK 915773

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

                       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                               OR
      [  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________


                         COMMISSION FILE NUMBER 1-12792

                             ---------------------

                             SUMMIT PROPERTIES INC.
             (Exact name of registrant as specified in its charter)

MARYLAND                                                                          56-1857807
(State or other jurisdiction of incorporation           (I.R.S. Employer Identification No.)
or organization)

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

             23,311,960 shares outstanding as of October 31, 1997.
================================================================================

                             SUMMIT PROPERTIES INC.

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I        FINANCIAL INFORMATION
     Item 1   Financial Statements

              Consolidated Balance Sheets as of September 30, 1997
                and December 31, 1996 (Unaudited).........................    2
              Consolidated Statements of Earnings for the three months and nine months ended September 30, 1997 and 1996
                (Unaudited)...............................................    3
              Consolidated Statement of Stockholders' Equity
                (Unaudited)...............................................    4
              Consolidated Statements of Cash Flows for the nine months
                ended September 30, 1997 and 1996 (Unaudited).............    5
              Notes to Consolidated Financial Statements..................    6
     Item 2   Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................   10
PART II       OTHER INFORMATION
     Item 2   Changes in Securities.......................................
                                                                             22
     Item 6   Exhibits and Reports on Form 8-K............................
                                                                             22
     SIGNATURES...........................................................   23

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             SUMMIT PROPERTIES INC.

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1997            1996
                                                              -------------   ------------
ASSETS
Real estate assets:
  Land and land improvements................................    $120,811        $102,605
  Buildings and improvements................................     576,932         472,996
  Furniture, fixtures and equipment.........................      49,405          43,021
                                                                --------        --------
                                                                 747,148         618,622
  Less: accumulated depreciation............................     (99,789)        (85,651)
                                                                --------        --------
         Operating real estate assets.......................     647,359         532,971
  Construction in progress..................................     118,108          86,157
                                                                --------        --------
          Net real estate assets............................     765,467         619,128
Cash and cash equivalents...................................       3,930           3,665
Restricted cash.............................................       5,115           4,121
Deferred financing costs, net...............................       7,294           4,675
Other assets................................................       4,404           3,402
                                                                --------        --------
Total assets................................................    $786,210        $634,991
                                                                ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes payable.............................................    $438,094        $309,933
  Accrued interest payable..................................       2,597           1,318
  Accounts payable and accrued expenses.....................      17,641           7,257
  Dividends and distributions payable.......................      10,867          10,244
  Security deposits and prepaid rents.......................       3,605           3,196
                                                                --------        --------
          Total liabilities.................................     472,804         331,948
                                                                --------        --------
Commitments
Minority interest...........................................      45,865          45,829
                                                                --------        --------
Stockholders' equity:
  Common stock, $.01 par value -- 100,000,000 authorized,
     23,306,930 and 22,409,638 shares issued and outstanding
     in 1997 and 1996, respectively.........................         233             224
  Additional paid-in capital................................     359,942         342,872
  Accumulated deficit.......................................     (91,521)        (85,068)
  Unamortized restricted stock compensation.................      (1,113)           (814)
                                                                --------        --------
          Total stockholders' equity........................     267,541         257,214
                                                                --------        --------
Total liabilities and stockholders' equity..................    $786,210        $634,991
                                                                ========        ========

See notes to consolidated financial statements.

                             SUMMIT PROPERTIES INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                (DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                              -------------------------   -------------------------
                                                 1997          1996          1997          1996
                                              -----------   -----------   -----------   -----------
Revenues:
  Rental....................................  $    28,240   $    23,143   $    80,348   $    65,097
  Other property income.....................        1,660         1,293         4,558         3,461
  Interest..................................           97           240           305           395
  Other income..............................           71            95           209           310
                                              -----------   -----------   -----------   -----------
          Total revenues....................       30,068        24,771        85,420        69,263
                                              -----------   -----------   -----------   -----------
Expenses:
  Property operating and maintenance:
  Personnel.................................        2,427         2,191         6,899         6,315
  Advertising and promotion.................          596           434         1,418         1,015
  Utilities.................................        1,312         1,056         3,623         3,036
  Building repairs and maintenance..........        2,326         2,022         6,382         5,456
  Real estate taxes and insurance...........        2,573         2,258         8,111         6,744
  Depreciation..............................        5,852         4,682        16,463        13,249
  Property supervision......................          701           576         2,041         1,632
  Other operating expenses..................          797           690         2,356         1,943
                                              -----------   -----------   -----------   -----------
                                                   16,584        13,909        47,293        39,390
Interest....................................        5,790         4,292        15,382        13,346
General and administrative..................          857           764         2,099         2,045
Loss (income) in equity investments:
  Summit Management Company.................         (111)           66           (86)          161
  Real estate joint venture.................           --            --            --            (1)
                                              -----------   -----------   -----------   -----------
          Total expenses....................       23,120        19,031        64,688        54,941
                                              -----------   -----------   -----------   -----------
Income before gain on sale of real estate
  assets, minority interest of unitholders
  in Operating Partnership and extraordinary
  items.....................................        6,948         5,740        20,732        14,322
Gain on sale of real estate assets..........           --            --         4,366            --
                                              -----------   -----------   -----------   -----------
Income before minority interest of
  unitholders in Operating Partnership and
  extraordinary items.......................        6,948         5,740        25,098        14,322
Minority interest of unitholders in
  Operating Partnership.....................       (1,031)         (974)       (3,812)       (2,652)
                                              -----------   -----------   -----------   -----------
Income before extraordinary items...........        5,917         4,766        21,286        11,670
Extraordinary items, net of minority
  interest of unitholders in Operating
  Partnership...............................           --          (516)           --          (516)
                                              -----------   -----------   -----------   -----------
Net income..................................  $     5,917   $     4,250   $    21,286   $    11,154
                                              ===========   ===========   ===========   ===========
Per share data:
  Income before extraordinary items.........  $      0.25   $      0.24   $      0.92   $      0.66
                                              ===========   ===========   ===========   ===========
  Net income................................  $      0.25   $      0.21   $      0.92   $      0.63
                                              ===========   ===========   ===========   ===========
  Dividends declared........................  $      0.40   $      0.39   $      1.19   $      1.16
                                              ===========   ===========   ===========   ===========
  Weighted average common shares............   23,273,056    20,040,578    23,113,222    17,742,425
                                              ===========   ===========   ===========   ===========

See notes to consolidated financial statements.

                             SUMMIT PROPERTIES INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                    ADDITIONAL                  RESTRICTED
                                           COMMON    PAID IN     ACCUMULATED      STOCK
                                           STOCK     CAPITAL       DEFICIT     COMPENSATION    TOTAL
                                           ------   ----------   -----------   ------------   --------
Balance, December 31, 1996...............   $224     $342,872     $(85,068)      $  (814)     $257,214
  Dividends..............................     --           --      (27,739)           --       (27,739)
  Issuance of stock......................      6       11,740           --            --        11,746
  Exercise of stock options..............     --          738           --            --           738
  Conversion of units to shares..........      2        3,808           --            --         3,810
  Issuance of restricted stock grants....     --          570           --          (570)           --
  Amortization of restricted stock
     grants..............................     --           --           --           271           271
  Proceeds from Dividend Reinvestment and
     Employee Stock Purchase Plans.......      1        1,759           --            --         1,760
  Costs of shelf registrations...........     --         (511)          --            --          (511)
  Adjustment for minority interest in
     Operating Partnership...............     --       (1,034)          --            --        (1,034)
  Net income.............................     --           --       21,286            --        21,286
                                            ----     --------     --------       -------      --------
Balance, September 30, 1997..............   $233     $359,942     $(91,521)      $(1,113)     $267,541
                                            ====     ========     ========       =======      ========

See notes to consolidated financial statements.

                             SUMMIT PROPERTIES INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1997         1996
                                                              ---------    --------
Cash flows from operating activities:
  Net income................................................  $  21,286    $ 11,154
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Extraordinary items....................................         --         516
     (Gain) loss on equity method investments...............        (86)        160
     Gain on sale of real estate assets.....................     (4,366)         --
     Depreciation and amortization..........................     17,336      13,994
     Increase in restricted cash............................       (994)       (610)
     Increase in other assets...............................       (699)     (1,747)
     Increase (decrease) in accrued interest payable........      1,262         (82)
     Increase in accounts payable and accrued expenses......      4,484       4,114
     Increase (decrease) in security deposits and prepaid
      rents.................................................       (104)        557
     Increase in minority interest of unitholders in
      Operating Partnership.................................      3,812       2,652
                                                              ---------    --------
          Net cash provided by operating activities.........     41,931      30,708
                                                              ---------    --------
Cash flows from investing activities:
  Construction of real estate assets, net of payables.......    (68,980)    (54,259)
  Purchase of Communities...................................    (57,749)     (6,360)
  Proceeds from sale of Community...........................      9,271          --
  Capitalized interest......................................     (4,528)     (2,884)
  Recurring capital expenditures............................     (2,589)     (1,805)
  Non-recurring capital expenditures........................     (3,317)     (2,329)
                                                              ---------    --------
          Net cash used in investing activities.............   (127,892)    (67,637)
                                                              ---------    --------
Cash flows from financing activities:
  Debt proceeds, net of underwriters discount, offering and
     related costs..........................................    226,920      80,775
  Debt repayments...........................................   (117,358)   (103,751)
  Dividends and distributions to unitholders................    (32,104)    (23,761)
  Payments of financing costs...............................        (32)       (148)
  Issuance of stock.........................................      6,813          --
  Exercise of stock options.................................        738         224
  Common stock offering proceeds, net of underwriters
     discount, offering and related costs...................         --      97,619
  Shelf registration costs..................................       (511)         --
  Proceeds from Dividend Reinvestment and Employee Stock
     Purchase Plans.........................................      1,760       1,262
                                                              ---------    --------
          Net cash provided by financing activities.........     86,226      52,220
                                                              ---------    --------
Net increase in cash and cash equivalents...................        265      15,291
Cash and cash equivalents, beginning of period..............      3,665       2,881
                                                              ---------    --------
Cash and cash equivalents, end of period....................  $   3,930    $ 18,172
                                                              =========    ========
Supplemental disclosure of cash flow information -- Cash
  paid for interest, net of capitalized interest............  $  13,359    $ 12,643
                                                              =========    ========

See notes to consolidated financial statements.

SUMMIT PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the management of Summit Properties Inc., (the "Company") in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's December 31, 1996 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 128 (SFAS No. 128), "Earnings Per Share," which will be effective for periods ending after December 15, 1997. SFAS No. 128 will change the method for calculating earnings per share. Had the Company applied SFAS No. 128 for the three and nine months ended September 30, 1997, the effect on reported earnings per share would not be significant.

2. ACQUISITIONS AND DISPOSITIONS

During 1997, the Company completed the acquisition of four Communities: Summit Mayfaire, Summit Portofino, Summit Sand Lake and Summit Windsor II. The acquisitions added a total of 1,188 apartment homes to the Company's portfolio at an aggregate purchase price of $82.9 million. The acquisitions were primarily financed with the assumption of $15.2 million in debt, the issuance of 243,608 shares of Common Stock, the issuance of 194,495 Operating Partnership Units in Summit Properties Partnership, L.P., (the "Operating Partnership"), and the payment of $57.7 million in cash.

In addition, the Company acquired its joint venture partner's interest in Summit Plantation (formerly Plantation Cove) apartment community on April 1, 1996. The Company paid $6.4 million in cash for the remaining 75% interest in this joint venture, which is now owned entirely by the Company.

The following summary of selected unaudited pro forma results of operations presents information as if the communities acquired in 1997 and the Summit Plantation acquisition had occurred at the beginning of each period presented. The pro forma information for the nine months ended September 30, 1997 and 1996 is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future (dollars in thousands, except per share amounts):

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 1997          1996
                                                              -----------   -----------
Net revenues................................................  $    87,356   $    78,131
                                                              ===========   ===========
Income before gain on sale of real estate assets and
  minority interest of unitholders in Operating
  Partnership...............................................  $    20,613   $    13,922
                                                              ===========   ===========
Net income..................................................  $    21,154   $    11,313
                                                              ===========   ===========
Net income per share........................................  $      0.91   $      0.62
                                                              ===========   ===========
Weighted average shares.....................................   23,193,144    18,301,062
                                                              ===========   ===========
Weighted average shares and units...........................   27,386,667    22,522,939
                                                              ===========   ===========

SUMMIT PROPERTIES INC.

--------------------------------------------------------------------------------

On May 14, 1997, the Company sold a community in Charlotte, North Carolina known as Summit Charleston for $9.5 million. A gain on the sale of $4.4 million was recognized. Proceeds from the sale were used to partially fund the acquisition of Summit Windsor II.

3. SENIOR UNSECURED DEBT OFFERING

On August 12, 1997, the Company completed a $125 million senior unsecured debt offering (the Notes). The Notes consist of: $25 million of 6.8% Notes due on August 15, 2002, $50 million of 6.95% Notes due on August 15, 2004 and $50 million of 7.2% Notes due on August 15, 2007. The Notes are redeemable at any time at the option of the Company, in whole or in part, at a redemption price equal to the sum of the principal amount of the Notes and the make-whole amount, if any, based upon the available reinvestment rate. The Notes are not subject to any mandatory sinking fund and are unsecured obligations of the Company. The related indenture contains various covenants including certain restrictions on future indebtedness, limitations on encumbered assets and maintenance of a minimum debt coverage ratio.

4. RESTRICTED STOCK

In the nine months ended September 30, 1997 and 1996, the Company granted 26,528 and 56,041 shares, respectively, of restricted stock to employees under the Company's 1994 Stock Option and Incentive Plan. The market value of the restricted stock grants in 1997 and 1996 totaled $570,000 and $1.1 million, respectively, which has been recorded as unamortized restricted stock compensation and is shown as a separate component of stockholders' equity. Unearned compensation is being amortized to expense over the vesting period which ranges from three to five years.

5. SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the nine months ended September 30, 1997 and 1996 are as follows:

     A. In the nine months ended September 30, 1997, the Company purchased four communities (Summit Mayfaire, Summit Portofino, Summit Sand Lake and Summit Windsor II). The Company completed the purchase of the four Communities by assuming debt, issuing 194,495 Operating Partnership Units, issuing 243,608 shares of Common Stock, assuming certain liabilities and current assets, and the payment of cash. The recording of the purchases is summarized as follows (in thousands):

Fixed assets................................................  $ 82,898
Other assets................................................        30
Debt assumed................................................   (15,226)
Current liabilities assumed.................................    (1,081)
Value of Operating Partnership Units issued.................    (3,939)
Value of Common Stock issued................................    (4,933)
                                                              --------
          Cash invested.....................................  $ 57,749
                                                              ========

SUMMIT PROPERTIES INC.

--------------------------------------------------------------------------------

     B. On April 1, 1996, the Company acquired its joint venture partner's interest in the Summit Plantation (formerly Plantation Cove) apartment community. The Company paid $6.4 million in cash for the remaining 75% interest in this joint venture, which is now owned entirely by the Company. The recording of the purchase is summarized as follows (in thousands):

Fixed assets................................................  $ 21,913
Current assets..............................................       202
Deferred charges............................................        95
Debt assumed................................................   (14,347)
Current liabilities assumed.................................      (288)
Equity investment...........................................    (1,215)
                                                              --------
          Net cash paid.....................................  $  6,360
                                                              ========

     C. The Company issued 106,330 Operating Partnership Units, (valued at $2.1 million) for the purchase of land during the nine months ended September 30, 1996.

     D. The Company accrued a dividend and distribution payable in the amount of $10.9 million and $10.2 million at September 30, 1997 and 1996, respectively.

     E. The Company issued 26,528 and 56,041 shares, respectively, of restricted stock valued at $570,000 and $1.1 million during the nine months ended September 30, 1997 and 1996, respectively.

6. CHANGES IN OWNERSHIP OF OPERATING PARTNERSHIP

As of September 30, 1997, there were 27,339,016 Units outstanding of the Operating Partnership, of which 23,306,930, or 85.3% were owned by the Company and 4,032,086, or 14.7% were owned by other partners (including certain officers and directors of the Company). Minority interest of unitholders in the Operating Partnership is calculated at the balance sheet date based upon the percentage of Units outstanding owned by partners other than the Company to the total number of Units outstanding. Minority interest of unitholders in Operating Partnership earnings is calculated based on the weighted average Units outstanding during the period.

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

Proceeds from Common Stock issued by the Company are contributed to the Operating Partnership for an equivalent number of Units. The following is a summary of significant Units issued and the Company's ownership percentage before and after each transaction for the nine months ended September 30, 1997 and 1996:

                                                                                           COMPANY'S
                                                                                        OWNERSHIP AS A
                                                                                       PERCENTAGE OF THE
                                                                                           OPERATING
                                                                                          PARTNERSHIP
                                                NUMBER OF   PRICE PER      DOLLAR      -----------------
DATE                DESCRIPTION                   UNITS       UNIT         VALUE       BEFORE     AFTER
----                -----------                 ---------   ---------   ------------   -------    ------
1996  Purchase of land........................   106,330     $19.75     $  2,100,000    80.77%     80.35%
1996  Issuance of stock.......................  5,750,000     18.00      103,500,000    80.49%     84.74%
1997  Issuance of stock.......................   315,029      21.62        6,812,500    84.81%     84.99%
1997  Summit Sand Lake purchase...............   438,103      20.25        8,871,581    85.02%     84.54%

SUMMIT PROPERTIES INC.

--------------------------------------------------------------------------------

Units issued for land and the Summit Sand Lake purchase were valued based upon the Company's market value price per share of Common Stock as the Units can be exchanged for shares on a one-to-one basis. In addition, of the 438,103 Units issued for the Summit Sand Lake purchase, 243,608 Units were issued to the Company in exchange for the Company issuing 243,608 shares of Common Stock to the seller of Summit Sand Lake.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements including, without limitation, statements relating to the operating performance of stabilized communities and development activities of the Company within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company's actual results and performance of stabilized and development communities could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include general economic conditions, local real estate market conditions, construction delays due to unavailability of materials, weather conditions or other delays and those factors discussed in the last paragraph under the heading entitled "Operating Performance of the Company's Stabilized Communities" and in the section entitled "Development Activity -- Certain Factors Affecting the Performance of Development Communities" on pages 12 and 19, respectively, of this Form 10-Q.

As of September 30, 1997, there were 27,339,016 Units outstanding of the Operating Partnership, of which 23,306,930, or 85.3% were owned by the Company and 4,032,086, or 14.7% were owned by other partners (including certain officers and directors of the Company).

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

  Results of Operations for the Three and Nine Months Ended September 30, 1997 and 1996

For the three and nine months ended September 30, 1997, income before gain on sale of real estate assets, minority interest and extraordinary items increased $1.2 million and $6.4 million, respectively, to $6.9 million and $20.7 million, respectively, from the three and nine months ended September 30, 1996.

OPERATING PERFORMANCE OF THE COMPANY'S PORTFOLIO OF COMMUNITIES

The operating performance of the Communities for the three and nine months ended September 30, 1997 and 1996 is summarized below (dollars in thousands):

                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                        ----------------------------   ----------------------------
                                         1997      1996     % CHANGE    1997      1996     % CHANGE
                                        -------   -------   --------   -------   -------   --------
Property revenues:
  Stabilized communities(1)...........  $21,376   $21,072       1.4%   $61,115   $60,010       1.8%
  Acquisition communities(2)..........    2,743         0     100.0%     8,985     1,467     512.5%
  Stabilized development
    communities.......................    3,137     2,773      13.1%     9,264     5,768      60.6%
  Communities in lease-up.............    2,644       233    1034.8%     5,023       255    1869.8%
  Community sold......................        0       358    (100.0%)      519     1,058     (50.9%)
                                        -------   -------              -------   -------
Total property revenues...............   29,900    24,436      22.4%    84,906    68,558      23.8%
                                        -------   -------              -------   -------
Property operating and maintenance
  expense(3):
  Stabilized communities..............    8,080     8,083       0.0%    23,057    22,902       0.7%
  Acquisition communities.............      934         0     100.0%     3,022       515     486.8%
  Stabilized development
    communities.......................      933       889       4.9%     2,865     2,127      34.7%
  Communities in lease-up.............      785       114     588.6%     1,675       161     940.4%
  Community sold......................        0       141    (100.0%)      211       436     (51.6%)
                                        -------   -------              -------   -------
Total property operating and
  maintenance expense.................   10,732     9,227      16.3%    30,830    26,141      17.9%
                                        -------   -------              -------   -------
Property operating income.............  $19,168   $15,209      26.0%   $54,076   $42,417      27.5%
                                        =======   =======              =======   =======
Apartment homes, end of period........   14,734    12,140      21.4%    14,734    12,140      21.4%
                                        =======   =======              =======   =======

---------------

(1) Includes Communities which were stabilized for each of the comparable periods presented. Three month results include Summit Plantation which was acquired April 1, 1996.

(2) Three month results include the Communities acquired in 1997. Nine month results include the Communities acquired in 1997 and Summit Plantation acquired April 1, 1996.

(3) Before real estate depreciation expense.

A summary of the Company's apartment homes for the nine months ended September 30, 1997 and 1996 is as follows:

                                                               1997     1996
                                                              ------   ------
Apartment homes at January 1................................  12,454   11,286
Acquisitions................................................   1,188      262
Developments which began rental operations during the
  period....................................................   1,306      592
Sale of apartment homes.....................................    (214)      --
                                                              ------   ------
Apartment homes at September 30.............................  14,734   12,140
                                                              ======   ======

OPERATING PERFORMANCE OF THE COMPANY'S STABILIZED COMMUNITIES

The operating performance of the 45 and 44 Communities stabilized during the entire period in each of the three and nine months ended September 30, 1997 and 1996, respectively, are summarized below (dollars in thousands except average monthly rental revenue):

                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                                 ----------------------------   ----------------------------
                                                  1997      1996     % CHANGE    1997      1996     % CHANGE
                                                 -------   -------   --------   -------   -------   --------
Property revenues:
  Rental.......................................  $20,348   $20,004      1.7%    $58,209   $57,089      2.0%
  Other........................................    1,028     1,068     (3.7%)     2,906     2,921     (0.5%)
                                                 -------   -------              -------   -------
Total property revenues........................   21,376    21,072      1.4%     61,115    60,010      1.8%
                                                 -------   -------              -------   -------
Property operating and maintenance expense(1):
  Personnel....................................    1,793     1,923     (6.8%)     5,217     5,580     (6.5%)
  Advertising and promotion....................      315       254     24.0%        781       634     23.2%
  Utilities....................................      982       922      6.5%      2,719     2,669      1.9%
  Building repairs and maintenance.............    1,886     1,886      0.0%      5,186     5,113      1.4%
  Real estate taxes and insurance..............    1,983     2,015     (1.6%)     5,898     5,792      1.8%
  Property supervision.........................      530       523      1.3%      1,524     1,491      2.2%
  Other operating expense......................      591       560      5.5%      1,732     1,623      6.7%
                                                 -------   -------              -------   -------
Total property operating and maintenance
  expense......................................    8,080     8,083      0.0%     23,057    22,902      0.7%
                                                 -------   -------              -------   -------
Property operating income......................  $13,296   $12,989      2.4%    $38,058   $37,108      2.6%
                                                 =======   =======              =======   =======
Average physical occupancy(2)..................     93.7%     93.7%     0.0%       93.3%     93.3%     0.0%
                                                 =======   =======              =======   =======
Average monthly rental revenue(3)..............  $   724   $   712      1.8%    $   734   $   720      2.0%
                                                 =======   =======              =======   =======
Number of apartment homes......................   10,134    10,134                9,872     9,872
                                                 =======   =======              =======   =======

---------------

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

The increase in rental revenue from stabilized Communities for the third quarter and the first nine months of 1997 compared to 1996 was primarily the result of increases in average rental rates. Property operating and maintenance expenses were stable with increases in advertising and promotion, and other operating expense, offset by a decrease in personnel expense. As a percentage of total property revenue, property operating and maintenance expenses decreased for the three months ended September 30, 1996 and 1997 from 38.4% to 37.8% and for the nine months ended September 30, 1996 and 1997 from 38.2% to 37.7%.

The 1.4% and 1.8% rates of growth in property revenues were lower than the 3.9% and 4.1% rates of growth in property revenues achieved from the third quarter of 1995 compared to third quarter 1996 and the first nine months of 1995 compared to the first nine months of 1996, respectively. The growth rate was lower primarily as a result of a new supply of competing multi-family communities and the increase in home affordability in some of the markets in which the Company operates. This lower growth rate was especially noticeable in the Tampa and Atlanta markets. The Company expects property growth rates for the remainder of 1997 to be similar to the first nine months of 1997 as the supply of new multi-family communities continues to increase, balanced by the continued strength of the local economies in which the Company operates. The Company believes its expectations with respect to property revenue growth are based on reasonable assumptions as to future economic conditions and the quantity of competitive multi-family communities in the markets in which the Company does business. There can be no assurance that actual results will not differ from these assumptions.

OPERATING PERFORMANCE OF THE COMPANY'S ACQUISITION COMMUNITIES

Acquisition communities consist of Summit Mayfaire, Summit Portofino, Summit Sand Lake and Summit Windsor II acquired in 1997 (1,188 apartment homes) and Summit Plantation (262 apartment homes) acquired on April 1, 1996, for the nine month periods presented and only the four Communities acquired in 1997 for the three month periods presented. The operations of these Communities for the three and nine months ended September 30, 1997 and 1996 are summarized as follows (dollars in thousands except average monthly rental revenue):

                                                  THREE MONTHS          NINE MONTHS
                                                      ENDED                ENDED
                                                  SEPTEMBER 30,        SEPTEMBER 30,
                                                 ---------------     -----------------
                                                  1997      1996      1997       1996
                                                 ------     ----     ------     ------
Property revenues:
  Rental revenues...........................     $2,539     $  0     $8,404     $1,391
  Other property revenue....................        204        0        581         76
                                                 ------     ----     ------     ------
Total property revenues.....................      2,743        0      8,985      1,467
                                                 ------     ----     ------     ------
Property operating and maintenance
  expense(1)................................        934        0      3,022        515
                                                 ------     ----     ------     ------
Property operating income...................     $1,809     $  0     $5,963     $  952
                                                 ======     ====     ======     ======
Average physical occupancy(2)...............       93.4%     0.0%      93.2%      92.8%
                                                 ======     ====     ======     ======
Average monthly rental revenue(3)...........     $  800     $  0     $  820     $  985
                                                 ======     ====     ======     ======
Number of apartment homes...................      1,188        0      1,450        262
                                                 ======     ====     ======     ======

---------------

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

The decrease in the average monthly rental revenue for the nine months ended September 30, 1997 as compared to the corresponding period in 1996 is attributable to lower average monthly rental revenue on the 1997 acquisition communities in comparison to the 1996 acquisition community. Average monthly rental revenue for the nine months ended September 30, 1997 for the 1997 acquisitions alone was $772.

The unleveraged yield, defined as property operating income for the three and nine months ended September 30, 1997 for the Acquisition Communities, as defined above, on an annualized basis over total acquisition cost, was 9.08% and 9.22%, respectively. The unleveraged yield for only the four communities acquired in 1997 for the nine months ended September 30, 1997, was 9.17%.

OPERATING PERFORMANCE OF THE COMPANY'S STABILIZED DEVELOPMENT COMMUNITIES

The Company had four development communities (Summit Aventura, Summit Hill II, Summit Green, and Summit River Crossing), which were stabilized during the entire three and nine months ended September 30, 1997 but were still in lease-up/construction in the three and nine months ended September 30, 1996. The operating performance of these four Communities for the three and nine months ended September 30, 1997 and 1996 is summarized below (dollars in thousands except average monthly rental revenue):

                                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,         SEPTEMBER 30,
                                                  ------------------    ------------------
                                                   1997       1996       1997       1996
                                                  -------    -------    -------    -------
Property revenues:
  Rental revenues...............................   $2,936     $2,593     $8,655     $5,377
  Other property revenue........................      201        180        609        391
                                                   ------     ------     ------     ------
Total property revenues.........................    3,137      2,773      9,264      5,768
                                                   ------     ------     ------     ------
Property operating and maintenance expense(1)...      933        889      2,865      2,127
                                                   ------     ------     ------     ------
Property operating income.......................   $2,204     $1,884     $6,399     $3,641
                                                   ======     ======     ======     ======
Average physical occupancy(2)...................     92.3%      81.5%      92.3%      56.7%
                                                   ======     ======     ======     ======
Average monthly rental revenue(3)...............   $  883     $  843     $  884     $  860
                                                   ======     ======     ======     ======
Number of apartment homes.......................    1,200      1,200      1,200      1,200
                                                   ======     ======     ======     ======

---------------

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

The unleveraged yield, defined as property operating income for the three and nine months ended September 30, 1997 on an annualized basis over total development cost, was 10.98% and 10.62%, respectively.

OPERATING PERFORMANCE OF THE COMPANY'S COMMUNITIES IN LEASE-UP

The Company had nine Communities in lease-up in the three and nine months ended September 30, 1997. A Community in lease-up is defined as one which has commenced rental operations but has not reached stabilization. A summary of the nine Communities in lease-up as of September 30, 1997 is as follows (dollars in thousands):

                              NUMBER       TOTAL       ACTUAL/                         HOMES        Q3 1997    % LEASED
                                OF        ACTUAL/    ANTICIPATED       ACTUAL/       COMPLETED      AVERAGE      AS OF
                             APARTMENT   ESTIMATED   CONSTRUCTION    ANTICIPATED    AT SEPT. 30,   OCCUPANCY   SEPT. 30,
COMMUNITY                      HOMES       COST       COMPLETION    STABILIZATION       1997         1997        1997
---------                    ---------   ---------   ------------   -------------   ------------   ---------   ---------
Summit Fairways............      240     $ 17,775      Q4 1996         Q3 1997          240          93.88%      99.60%
Summit on the River........      352       23,922      Q2 1997         Q4 1997          352          82.60%      93.80%
Summit Russett.............      314       23,055      Q3 1997         Q3 1997          314          77.78%      96.20%
Summit Stonefield..........      216       18,400      Q4 1997         Q1 1998          100          21.80%      62.00%
Summit Ballantyne I........      246       16,800      Q4 1997         Q2 1998          148          20.70%      49.20%
Summit Sedgebrook I........      248       15,600      Q4 1997         Q2 1998          128          18.70%      46.80%
Summit Plantation II.......      240       22,000      Q4 1997         Q2 1998          152          20.90%      55.80%
Summit Norcroft II.........       54        3,800      Q4 1997         Q1 1998           12           0.30%      11.10%
Summit Lake I..............      302       19,700      Q2 1998         Q3 1998           44           0.60%       9.60%
                               -----     --------
                               2,212     $161,052
                               =====     ========

Property operating income after interest expense was $457,000 and $460,000 for the nine communities in lease-up for the three and nine months ended September 30, 1997, respectively.

OPERATING PERFORMANCE OF SUMMIT MANAGEMENT COMPANY

The operating performance of Summit Management Company (the "Management Company") and its wholly-owned subsidiary, Summit Apartment Builders Inc. (the "Construction Company"), for the three and nine months ended September 30, 1997 and 1996 is summarized below (dollars in thousands):

                                                      THREE MONTHS       NINE MONTHS
                                                          ENDED             ENDED
                                                      SEPTEMBER 30,     SEPTEMBER 30,
                                                     ---------------   ---------------
                                                      1997     1996     1997     1996
                                                     ------   ------   ------   ------
Property management revenue........................  $1,213   $1,228   $3,598   $3,526
Construction company income........................     366      148      824      324
Other management company income....................      25       27       80       86
                                                     ------   ------   ------   ------
          Total revenue............................   1,604    1,403    4,502    3,936
Property management expenses:
  Operating........................................   1,054    1,138    3,127    3,287
  Depreciation.....................................      48       27      144       83
  Amortization.....................................      78       70      226      208
  Interest.........................................      75       75      225      225
                                                     ------   ------   ------   ------
          Total property management expenses.......   1,255    1,310    3,722    3,803
Construction company expenses......................     238      159      694      294
                                                     ------   ------   ------   ------
          Total expenses...........................   1,493    1,469    4,416    4,097
                                                     ------   ------   ------   ------
Net income (loss) of Summit Management Company.....  $  111   $  (66)  $   86   $ (161)
                                                     ======   ======   ======   ======

The increase in property management revenue for the nine months ended September 30, 1997 was the result of higher revenues for managing the Company's Communities (which was due to an increase in the number of Communities managed as a result of new developments and acquisitions), offset by a reduction in the average number of communities managed for third parties during 1997 compared to 1996. Total apartment homes managed for third parties was 4,769 and 7,850 at September 30, 1997 and 1996, respectively. The Company expects third party management revenue as a percentage of total property management revenues to continue to decline as revenues from the Company's communities continue to increase.

Property management revenues include $415,000 and $604,000 of fees from third parties for the three months ended September 30, 1997 and 1996, respectively, and $1.3 million and $1.7 million of fees from third parties for the nine months ended September 30, 1997 and 1996, respectively.

Construction Company income and expenses increased in 1997 compared to 1996 primarily due to the increased number of construction projects. The increase in construction projects was a result of the Company's decision to expand its in-house construction operations in the state of Florida to cover the entire geographic area in which the Company operates. All of the Construction Company's income is from contracts with the Company.

OTHER INCOME AND EXPENSES

Interest expense increased $1.5 million and $2.0 million or 34.9% and 15.3% for the three and nine months ended September 30, 1997, respectively, primarily due to interest on debt related to the Communities acquired in 1997 and interest on Communities in lease-up, offset by the Company's repayment of debt in connection with a public offering of 5.75 million shares of Common Stock in August 1996.

Depreciation expense increased $1.2 million and $3.2 million or 25.0% and 24.3% for the three and nine months ended September 30, 1997, respectively, primarily due to Communities acquired in 1997 and 1996, increased depreciation on Communities that were in construction in 1996, but completed by 1997 and Communities in lease-up in 1997.

General and administrative expenses were relatively stable with an increase of only $54,000 or 2.6% to $2.1 million for the nine months ended September 30, 1997 from $2.0 million for the same period in 1996. General and administrative expenses were 2.5% and 3.0% of total revenues for the nine months ended September 30, 1997 and 1996, respectively.

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

S & P CREDIT RATING                                            RATE
-------------------                                         -----------
BBB-......................................................  LIBOR + 110
BBB.......................................................  LIBOR +  95
BBB+......................................................  LIBOR +  80

The Unsecured Credit Facility provides $25 million for general working capital purposes with the remaining $125 million available to finance new development and acquisitions.

On August 12, 1997, the Company completed a $125 million senior unsecured debt offering comprised of three tranches. The first tranche, $25 million of 6.80% Notes due on August 15, 2002, was priced at 99.940% to yield 6.81%, or 73 basis points over the rate on U.S. Treasury securities with a comparable maturity. The second tranche, $50 million of 6.95% Notes due on August 15, 2004, was priced at 99.764% to yield 6.99% or 81 basis points over the rate on U.S. Treasury securities with a comparable maturity. The third tranche, $50 million of 7.2% Notes due on August 15, 2007, was priced at 99.83% to yield 7.22% or 104 basis points over the rate on U.S. Treasury securities with a comparable maturity. The proceeds from the Notes were used to pay down the Unsecured Credit Facility.

The Company's outstanding indebtedness at September 30, 1997 totaled $438.1 million. This amount includes approximately $205.8 million in fixed rate conventional mortgages, $53.0 million of variable rate tax-exempt bonds, $156.0 million of fixed rate unsecured notes, $9.3 million of tax exempt fixed rate loans, and $14.0 million under the variable rate Unsecured Credit Facility.

The Company's net cash provided by operating activities increased from $30.7 million for the nine months ended September 30, 1996 to $41.9 million for the same period in 1997 primarily due to a $11.7 million increase in property operating income.

Net cash used in investing activities increased from $67.6 million for the nine months ended September 30, 1996 to $127.9 million for the same period in 1997 primarily due to an increase in the acquisition of Communities and an increase in construction of real estate assets, partially offset by the proceeds from the sale of a Community in 1997.

Net cash provided by financing activities increased from $52.2 million for the nine months ended September 30, 1996 to $86.2 million for the same period in 1997, primarily due to an increase in debt proceeds partially offset by lower Common Stock issuance proceeds, by higher debt repayments and by higher dividends and distributions to unitholders. The increase in debt proceeds was primarily due to $125 million senior unsecured debt issued in August, 1997. The lower Common Stock issuance proceeds were due to a public stock offering in August, 1996. The higher debt repayments were the result of more credit facility debt being repaid in 1997 with the proceeds of the $125 million debt offering than credit facility debt repaid in 1996 with the proceeds of the public stock offering.

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

The Company purchased an apartment community known as Summit Windsor II for $17.1 million in cash on July 18, 1997. Summit Windsor II, which was developed by the Company in 1988, has 306 apartment homes and is located in Frederick, Maryland. The proceeds from the sale of the Summit Charleston community and borrowings on the Unsecured Credit Facility were used to fund the purchase. The third quarter acquisition was in addition to the three Communities with a total of 1,188 apartment homes acquired at a cost of $65.8 million in the first quarter of 1997.

The following table sets forth certain information regarding debt financing as of September 30, 1997 and December 31, 1996:

                                                                                 PRINCIPAL OUTSTANDING
                                                   INTEREST                   ----------------------------
                                                  RATE AS OF       MATURITY   SEPTEMBER 30,   DECEMBER 31,
                                              SEPTEMBER 30, 1997   DATE(1)        1997            1996
                                              ------------------   --------   -------------   ------------
FIXED RATE DEBT
Mortgage Loan(2)(3).........................      5.88%            2/15/01      $121,040        $122,950
Mortgage Loan(2)(3).........................      7.71%            12/15/05       29,328          29,653
Mortgage Loan(4)............................      8.00%            09/1/05         8,578           8,638
Mortgage Notes
  Summit Hollow I...........................      8.00%            11/1/18         2,254           2,286
  Summit Hollow II..........................      7.75%             1/1/29         2,571           2,587
  Summit Creekside..........................      8.00%             6/1/22         2,847           2,877
  Summit Old Town...........................      8.00%             9/1/20         3,061           3,097
  Summit Eastchester........................      8.00%             5/1/21         3,829           3,872
  Summit Foxcroft...........................      8.00%             4/1/20         2,743           2,788
  Summit Oak................................      7.75%            12/1/23         2,561           2,585
  Summit Sherwood...........................      7.88%             3/1/29         3,310           3,329
  Summit Radbourne..........................      9.80%             3/1/02         8,621           8,683
  Summit Sand Lake..........................      7.88%            2/15/06        15,059              --
Tax Exempt Mortgage Notes
  Summit Crossing...........................      6.95%            11/1/25         4,175           4,213
  Summit East Ridge.........................      7.25%            12/1/26         5,115           5,156
                                                                                --------        --------
          Total Mortgage Debt...............                                     215,092         202,714
                                                                                --------        --------
Unsecured Notes
  6.80% Notes due 2002......................      6.80%            8/15/02        25,000              --
  6.95% Notes due 2004......................      6.95%            8/15/04        50,000              --
  7.20% Notes due 2007......................      7.20%            8/15/07        50,000              --
  Bank Note.................................      7.85%             8/3/02        16,000          16,000
  Bank Note.................................      7.61%             8/3/00        15,000          15,000
                                                                                --------        --------
          Total Unsecured Notes.............                                     156,000          31,000
                                                                                --------        --------
          Total Fixed Rate Debt.............                                     371,092         233,714

                                                                                 PRINCIPAL OUTSTANDING
                                                   INTEREST                   ----------------------------
                                                  RATE AS OF       MATURITY   SEPTEMBER 30,   DECEMBER 31,
                                              SEPTEMBER 30, 1997   DATE(1)        1997            1996
                                              ------------------   --------   -------------   ------------
VARIABLE RATE DEBT
  Unsecured Credit Facility.................    LIBOR +110         9/30/99        14,050          22,357
  Tax Exempt Bonds(5)
     Summit Belmont.........................      5.55%             4/1/07        11,650          11,850
     Summit Hampton.........................      5.55%             6/1/07        12,490          12,700
     Summit Pike Creek......................      5.55%            8/15/20        13,082          13,262
     Summit Gateway.........................      5.55%             7/1/07         7,100           7,300
     Summit Stony Point.....................      5.55%             4/1/29         8,630           8,750
                                                                                --------        --------
          Total Tax Exempt Bonds............                                      52,952          53,862
                                                                                --------        --------
          Total Variable Rate Debt..........                                      67,002          76,219
                                                                                --------        --------
          TOTAL OUTSTANDING INDEBTEDNESS....                                    $438,094        $309,933
                                                                                ========        ========

---------------

(1) With the exception of the Mortgage Loans referred to in Note 3 below, all of the secured debt can be prepaid at any time. Prepayment of such debt is generally subject to penalty or premium; however, the tax exempt mortgage notes can be prepaid at any time without penalty or premium.

(2) Mortgage Loans are secured by the following Communities:


Summit Glen                   Summit Blue Ash               Summit Heron's Run
Summit Springs                Summit Square                 Summit Perico
Summit Village                Summit Waterford              Summit Providence
Summit Highland               Summit Del Ray                Summit Meadow
Summit Norcroft               Summit Palm Lake              Summit Windsor


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

(4) Mortgage Loan secured by Summit Simsbury and Summit Touchstone Communities.

(5) The tax exempt bonds (the "Bonds") bear interest at various rates set by a remarketing agent at the demand note index plus 0.50%, set weekly, or the lowest percentage of prime which allows the resale at a price of par. The Bonds are enhanced by letters of credit from financial institutions (the "Credit Enhancements"), each of which Credit Enhancements will terminate prior to the maturity dates of the related Bonds. In the event such Credit Enhancements are not renewed or replaced upon termination, the related loan obligations will be accelerated.

The London Interbank Offered Rate (LIBOR) at September 30, 1997 was 5.66%.

DEVELOPMENT ACTIVITY

The Company's developments in process at September 30, 1997 are summarized as follows (dollars in thousands):

                                                           TOTAL                ESTIMATED   ANTICIPATED
                                             APARTMENT   ESTIMATED   COST TO     COST TO    CONSTRUCTION
COMMUNITY                                      HOMES       COSTS       DATE     COMPLETE     COMPLETION
---------                                    ---------   ---------   --------   ---------   ------------
Summit Stonefield -- Yardley, PA...........      216     $ 18,400    $ 16,329    $ 2,071      Q4 1997
Summit Norcroft II -- Charlotte, NC........       54        3,800       3,076        724      Q4 1997
Summit Sedgebrook I -- Charlotte, NC.......      248       15,600      13,830      1,770      Q4 1997
Summit Ballantyne I -- Charlotte, NC.......      246       16,800      14,001      2,799      Q4 1997
Summit Plantation II -- Plantation, FL.....      240       22,000      20,445      1,555      Q4 1997
Summit Lake I -- Raleigh, NC...............      302       19,700      13,786      5,914      Q2 1998
Summit Fair Lakes I -- Fairfax, VA.........      370       32,900       9,529     23,371      Q1 1999
Summit New Albany -- Columbus, OH..........      301       22,600       6,581     16,019      Q1 1999
Summit Governor's Village -- Chapel Hill,
  NC.......................................      242       16,400       2,065     14,335      Q4 1998
Summit Ballantyne II -- Charlotte, NC......      154       10,100       1,626      8,474      Q1 1999
                                               -----     --------    --------    -------
                                               2,373      178,300     101,268     77,032
Other development and construction costs...       --           --      16,840         --
                                               -----     --------    --------    -------
                                               2,373     $178,300    $118,108    $77,032
                                               =====     ========    ========    =======

In addition, the Company has a commitment to purchase a community (Summit St. Claire) currently under construction in Atlanta, Georgia for approximately $27.5 million, subject to adjustment based on the percentage of apartment homes leased as of the date of acquisition. The 336 apartment home community is expected to be purchased, after reaching rental stabilization, which is currently expected in the fourth quarter of 1998.

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

Other development risks include the possibility of incurring additional cost or liability resulting from defects in construction material and the possibility that financing may not be available on favorable terms, or at all, to pursue or complete development activities. Similarly, market conditions at the time these Communities become available for leasing will affect the rental rates that may be charged and the period of time necessary to achieve stabilization, which could make one or more of the development communities unprofitable or result in achieving stabilization later than currently anticipated. In addition, the Company is conducting feasibility and other pre-development work for seven Communities. The Company could abandon the development of any one or more of these potential Communities in the event that it determines that market conditions do not support development, financing is not available on favorable terms or other circumstances prevent development. Similarly, there can be no assurance that if the Company does pursue one or more of these potential Communities that it will be able to complete construction within the currently estimated development budgets or that construction can be started at the time currently anticipated.

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

Capitalized expenditures for the nine months ended September 30, 1997 and 1996 are summarized as follows (dollars in thousands):

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                                1997      1996
                                                              --------   -------
Acquisition of new Communities(1)...........................  $ 82,898   $21,913
Construction of new Communities(2)..........................    74,382    59,431
Capitalized interest........................................     4,528     2,884
Non-recurring capital expenditures:
  Construction of garages...................................       233       720
  Access gates..............................................       203       133
  New signage...............................................        71       113
  Water meters..............................................        19       201
  Washer/dryer units........................................        12        96
  Major improvements........................................     2,560     1,037
  Other.....................................................       219        29
                                                              --------   -------
          Total non-recurring capital expenditures..........     3,317     2,329
                                                              --------   -------
Recurring capital expenditures:
  Exterior painting.........................................       868       661
  Other community additions and improvements................     1,642     1,141
  Corporate additions.......................................        79         3
                                                              --------   -------
          Total recurring capital expenditures..............     2,589     1,805
                                                              --------   -------
                                                              $167,714   $88,362
                                                              ========   =======

---------------

(1) Includes the issuance of Units in the Operating Partnership and shares of Common Stock with a value of $8.9 million and assumption of debt of $15.2 million in 1997. In addition, includes the assumption of $14.3 million of debt and conversion of equity investment into fixed assets of $1.2 million in conjunction with the purchase of Summit Plantation in 1996.

(2) Includes issuance of $2.1 million of Units in the Operating Partnership for the acquisition of land in 1996.

Construction of Communities was funded primarily by unsecured fixed rate debt, equity offering proceeds and borrowing under the Company's credit facilities. Other additions and improvements were funded primarily by Community operations and the Company's credit facilities.

INFLATION

Substantially all of the leases at the Communities are for a term of one year or less, which, coupled with the relatively high occupancy rates, may enable the Company to seek increased rents upon renewal of existing leases or commencement of new leases. The short-term nature of these leases generally serves to reduce the risk to the Company of the adverse effect of inflation.

FUNDS FROM OPERATIONS

The White Paper on Funds from Operations approved by the Board of Governors of NAREIT in March 1995 defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company computes Funds from Operations in accordance with the standards established by the White Paper, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. Funds Available for Distribution is defined as Funds from Operations less capital expenditures funded by operations (recurring capital expenditures). The Company's methodology for calculating Funds Available for Distribution may differ from the methodology for calculating Funds Available for Distribution utilized by other REITs, and accordingly, may not be comparable to other REITs. Funds from Operations and Funds Available for Distribution do not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, property acquisitions, development, dividends and distributions or other commitments and uncertainties. Funds from Operations and Funds Available for Distribution should not be considered as alternatives to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor are they indicative of funds available to fund the Company's cash needs, including its ability to make dividends/distributions. The Company believes Funds from Operations and Funds Available for Distribution are helpful to investors as measures of the performance of the Company because, along with cash flows from operating activities, financing activities and investing activities, they provide investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures.

Funds from Operations and Funds Available for Distribution for the three and nine months ended September 30, 1997 and 1996 are calculated as follows (dollars in thousands):

                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                               SEPTEMBER 30,             SEPTEMBER 30,
                                          -----------------------   -----------------------
                                             1997         1996         1997         1996
                                          ----------   ----------   ----------   ----------
Net income..............................  $    5,917   $    4,250   $   21,286   $   11,154
Gain on sale of real estate assets......          --           --       (4,366)          --
Minority interest of Unitholders in
  Operating Partnership.................       1,031          974        3,812        2,652
Extraordinary items.....................          --          516           --          516
Depreciation:
  Operating Communities.................       5,843        4,673       16,436       13,221
  Summit Plantation.....................          --           --           --           33
                                          ----------   ----------   ----------   ----------
Funds from Operations...................      12,791       10,413       37,168       27,576
Recurring capital expenditures(1).......      (1,118)        (402)      (2,589)      (1,805)
                                          ----------   ----------   ----------   ----------
Funds Available for Distribution........  $   11,673   $   10,011   $   34,579   $   25,771
                                          ==========   ==========   ==========   ==========
Weighted average shares and units
  outstanding...........................  27,369,316   24,070,632   27,252,718   21,769,807
                                          ==========   ==========   ==========   ==========

---------------

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

                          PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

On July 14, 1997, September 3, 1997 and September 6, 1997 the Company issued to limited partners of the Operating Partnership 53,165, 79,834 and 27 shares of Common Stock, respectively. The shares were valued at $2.7 million at the time of issuance. Such shares of Common Stock were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act and rules and regulations promulgated thereunder. In light of information obtained by the Company in connection with the transaction, management of the Company believes that the Company may rely on such exemption.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1   --   First Amendment to $150,000,000 Credit Agreement
10.2   --   Schedule of Executives with Executive Severance Agreements and Executive Severance Agreement
27.1   --   Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SUMMIT PROPERTIES INC.

November 7, 1997                             /s/ WILLIAM F. PAULSEN
-------------------------------    --------------------------------------------
(Date)                                         William F. Paulsen
                                      President and Chief Executive Officer

November 7, 1997                            /s/ MICHAEL L. SCHWARZ
-------------------------------    --------------------------------------------
(Date)                                         Michael L. Schwarz
                                          Executive Vice President and
                                            Chief Financial Officer

                                 EXHIBIT INDEX

10.1    --  First Amendment to $150,000,000 Credit Agreement
10.2    --  Schedule of Executives with Executive Severance Agreements and Executive Severance Agreement
27.1    --  Financial Data Schedule