Form 10-K
period 1997-12-31
SUMMIT PROPERTIES INC
filed 1998-03-17
CIK 915773

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1997   Commission file number 1-12792

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant, as of March 4, 1998 was $479,920,238.

     The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of March 4, 1998 was 24,178,765.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1998 Proxy Statement for the Registrant's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K, are incorporated by reference herein as portions of Part III of this Form 10-K.

================================================================================

                               TABLE OF CONTENTS

 ITEM                                                                  PAGE
 ----                                                                  ----
PART I

1.       Business....................................................     3

2.       Properties..................................................     8

3.       Legal Proceedings...........................................    11

4.       Submission of Matters to a Vote of Security Holders.........    11

PART II

5.       Market for Registrant's Common Equity and Related
           Stockholder Matters.......................................    12

6.       Selected Financial Data.....................................    13

7.       Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................    15

8.       Financial Statements and Supplementary Data.................    29

9.       Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure..................................    29

PART III

10.      Directors and Executive Officers of the Registrant..........    30

11.      Executive Compensation......................................    30

12.      Security Ownership of Certain Beneficial Owners and
           Management................................................    30

13.      Certain Relationships and Related Transactions..............    30

PART IV

14.      Exhibits, Financial Statement Schedules and Reports on Form
           8-K.......................................................    31

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

Summit Properties Inc. (the "Company") is one of the largest developers and operators of luxury garden apartment communities (the "Communities") in the southeastern and mid-atlantic United States. The Company's current portfolio consists of 61 apartment Communities with 14,462 apartment homes, including Summit Foxcroft in which the Company has a 75% managing general partner interest. The Company also has nine apartment Communities with 2,251 apartment homes under construction or in lease-up.

The Communities are located in six states throughout the southeastern and mid-atlantic United States, as well as in Delaware, Ohio, Pennsylvania and Indiana. For the year ended December 31, 1997, the average physical occupancy rate of the Company's Communities that were stabilized in both 1996 and 1997 was 93.2%, and the average monthly rental revenue for these Communities was $717 per apartment home. A Community is considered to be stabilized at the earlier of its attainment of 93.0% physical occupancy or one year from the completion of construction. In addition, the Company has acquisition Communities, stabilized development Communities (i.e., stabilized in 1997 but not in 1996) and Communities in lease-up. In 1997, average physical occupancy rates were 92.4% and 92.0% and average monthly rental revenue were $847 and $883 per apartment home for acquisition Communities and stabilized development Communities, respectively. Yearly averages for Communities in lease-up are not meaningful as the Communities were in various stages of construction/lease-up during the year. The Company also manages approximately 4,000 apartment homes for unrelated third parties. The Company is a fully integrated organization with multifamily development, construction, acquisition and management expertise which employs approximately 550 individuals.

The Company's business is conducted principally through Summit Properties Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"), of which the Company is the sole general partner and an 85.3% economic owner as of December 31, 1997. The Company's third party management and certain construction and other businesses are conducted through its subsidiaries, Summit Management Company, a Maryland corporation (the "Management Company"), and Summit Apartment Builders, Inc., a Florida corporation (the "Construction Company"). Except where otherwise explicitly noted, the "Company" shall mean Summit Properties Inc. and its subsidiaries on an aggregate basis.

The Company has chosen to focus its efforts on the following ten high growth core markets: Charlotte, North Carolina; Tampa/Sarasota, Florida; Washington, D.C.; Raleigh/Central, North Carolina; South Florida; Atlanta, Georgia; Richmond, Virginia; Orlando, Florida; Indianapolis, Indiana and Columbus, Ohio. In keeping with this strategy, the Company has established city operating offices in Charlotte, North Carolina; Tampa, Florida; Reston, Virginia; Atlanta, Georgia; Fort Lauderdale, Florida and Raleigh, North Carolina. These city offices have direct responsibility for selecting and overseeing new developments and for managing the Communities in their geographic areas. This decentralized structure enables corporate management to maintain tight controls and allows the Company to compete effectively in its core markets, while efficiently allocating development and acquisition capital to those markets that will yield the highest risk-adjusted return.

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

GROWTH STRATEGIES

The Company's objective is to create long term value through five strategies: maximizing cash flow from existing Communities, targeting ten major growth markets in the Southeast, Mid-Atlantic, and Midwest, development activity, acquisitions of additional Communities and dedication to customer service.

Maximizing Cash Flow From Existing Communities. The Company seeks to maximize the economic return from its Communities by optimizing the trade-off between increasing rental rates and maintaining high occupancy levels. Consistent with this strategy, the Company is among the rental rate leaders in its markets. The Company's affluent resident profile, well-trained property management staff and management information systems support this strategy. For the year ended December 31, 1997, average rent per apartment home for the Company's Communities that were stabilized during the comparable period in 1996 increased 2.1%, and property operating income from these Communities increased 2.4% for the same period. Average occupancy, rental revenue and property operating income levels for the Company's Communities that were stabilized during the comparable periods are as follows for the years set forth below:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1997     1996     1995
                                                              ------   ------   ------
Average Physical Occupancy(1)...............................   93.2%    93.1%    94.0%
Average Monthly Rental Revenue per Apartment Home(1)........  $  717   $  714   $  682
Average Monthly Rental Revenue per Apartment Home Growth
  Rate......................................................    2.1%     3.8%     4.9%
Property Operating Income Growth Rate(2)....................    2.4%     3.1%     6.6%
Number of Communities(1)....................................      44       32       27

(1) The Company also has six acquisition Communities, four stabilized development Communities (i.e., stabilized in 1997 but not in 1996) and nine Communities in lease-up. In 1997, average physical occupancy rates were 92.4% and 92.0% and average monthly rental revenue were $847 and $883 per apartment home for acquisition Communities and stabilized development Communities, respectively. Yearly averages for Communities in lease-up are not meaningful as the Communities were in various stages of construction/lease-up during the year.

(2) Property Operating Income is defined as total rental and other property revenues less property operating and maintenance expense (excluding depreciation and amortization).

The supply of new multifamily communities in the past several years has increased nationwide and in the Company's markets. This supply has limited the Company's ability to raise rental rates at the same rate experienced in 1995.

Targeting Ten Major Growth Markets. The Company's existing portfolio and plans for growth focus on ten core markets that are expected to generate new employment at a significantly faster rate than the national average. The ten high growth core markets are as follows: Charlotte, North Carolina; Tampa/Sarasota, Florida; Washington, D.C.; Raleigh, North Carolina; South Florida; Atlanta, Georgia; Richmond, Virginia; Orlando, Florida; Indianapolis, Indiana and Columbus, Ohio. The Company's strategy provides geographic diversification that protects it against an economic downturn in any one market, while at the same time benefiting from a tightly targeted focus on a limited number of attractive markets. By focusing only on these ten markets, the Company gains better brand recognition, builds local expertise and improves operating efficiencies.

Within each market there are numerous housing alternatives that compete with the Communities in attracting residents. The Communities compete directly with other rental apartments, condominiums and single-family homes that are available for rent or sale in the markets in which the Communities are located. In addition, various entities, including insurance companies, pension and investment funds, partnerships, investment companies and other multifamily REITs, compete with the Company for the acquisition of existing properties and the development of new properties, some of which may have greater resources than the Company. The Company has not identified any dominant competitor, nor is it currently the dominant competitor, in its markets.

Development. Since its initial public offering in 1994, the Company has increased the size of its property portfolio by almost 110% to 14,462 apartment homes. Development of new communities has been the foundation of the Company's growth. Of its 61 Communities, 40 have been developed by the Company or its predecessors. The Company attributes much of its historical cash flow growth to the quality of the apartment Communities it has developed over the years.

The Company maintains an active new-community development program which provides it with a predictable and consistent stream of new revenues. Focusing on new-community development allows the Company to build desirable properties that generate premium rents. It also provides returns which generally exceed those achieved on acquisitions. The Company's development goal is to provide its residents with a community that feels like single-family housing, with front yards, open floor plans, abundant square footage, generous storage and both attached and detached garages. The Company enters into leases with its residents which include provisions which are usual and customary for apartment leases, such as the payment of rent monthly, advance notice in the event of a termination, provision of a security deposit and the imposition by the Company of a charge for rent paid after the fifth day of the month. The leases are predominantly for a term of one year.

The Company employs a combination of local autonomy and centralized oversight in its development process. Development officers live in their respective markets, so that critical decision-making is kept local. Regional development officers report to a corporate development executive, a process that is designed to ensure consistency in design, building materials and quality. The Company utilizes the Construction Company in addition to third-party general contractors. Of the 2,251 apartment homes in development at December 31, 1997, 85.1% are being built by the Construction Company, which has resulted in higher quality construction, improved timeliness and cost savings.

In 1997, the Company completed development of six Communities, adding 1,454 apartment homes to the Company's portfolio. These six Communities represent a total investment of approximately $104.6 million. The Communities completed in 1997 are Summit on the River, Summit Russett, Summit Sedgebrook I, Summit Ballantyne I, Summit Plantation II and Summit Norcroft II.

As of December 31, 1997, the Company had nine apartment Communities (two of which are also in lease-up) containing 2,251 apartment homes, with a budgeted cost of $170.2 million, under construction. The following provides summary information regarding the nine Communities under construction as of December 31, 1997 (dollars in thousands):

                                                         TOTAL               ESTIMATED   ANTICIPATED
                                           APARTMENT   ESTIMATED   COST TO    COST TO    CONSTRUCTION
                COMMUNITY                    HOMES       COSTS      DATE     COMPLETE     COMPLETION
-----------------------------------------  ---------   ---------   -------   ---------   ------------
Summit Stonefield -- Yardley, PA.........       216    $ 19,640    $18,324    $ 1,316      Q1 1998
Summit Lake I -- Raleigh, NC.............       302      19,700     17,380      2,320      Q2 1998
Summit Ballantyne II -- Charlotte, NC....       154      10,100      2,792      7,308      Q3 1998
Summit Sedgebrook II -- Charlotte, NC....       120       7,500        963      6,537      Q3 1998
Summit Doral -- Miami, Florida...........       192      17,000      3,186     13,814      Q1 1999
Summit Fair Lakes I -- Fairfax, VA.......       370      32,900     12,458     20,442      Q1 1999
Summit Governor's Village -- Chapel Hill,
  NC.....................................       242      16,400      3,696     12,704      Q1 1999
Summit New Albany I -- Columbus, OH......       301      22,600     10,223     12,377      Q1 1999
Summit Westwood -- Raleigh, NC...........       354      24,400      3,016     21,384      Q2 1999
Other development and construction
  costs..................................        --          --     10,294         --
                                           --------    --------    -------    -------
                                              2,251    $170,240    $82,332    $98,202
                                           ========    ========    =======    =======

The Company is optimistic about the operating prospects of the Communities under construction even with the increased supply of newly constructed apartment homes of comparable quality in many of its markets. As with any development project, there are uncertainties and risks associated with the development of the Communities described above. While the Company has prepared development budgets and has estimated completion and stabilization target dates based on what it believes are reasonable assumptions in light of current conditions, there can be no assurance that actual costs will not exceed current budgets or that the Company will not experience construction delays due to the unavailability of materials, weather conditions or other events. Similarly, market conditions at the time these Communities become available for leasing will affect rental rates and the period of time necessary to achieve stabilization and could result in achieving stabilization later than currently anticipated.

The Company is also conducting feasibility and other pre-development work for eleven new Communities. The Company either owns or holds options to purchase the land for each of these potential developments (dollars in millions):

                                                                                       ANTICIPATED
                                                       APARTMENT      DEVELOPMENT      CONSTRUCTION
           COMMUNITIES IN PRE-DEVELOPMENT                HOMES          BUDGETS           START
-----------------------------------------------------  ---------      -----------      ------------
Summit Lake II -- Raleigh, NC........................       144        $    10.0           1Q98
Summit Fair Lakes II -- Fairfax, VA..................       160             14.2           2Q98
Summit Crest -- Raleigh, NC..........................       378             25.5           3Q98
Summit Deep Run -- Richmond, VA......................       304             22.7           3Q98
Summit Grandview -- Charlotte, NC....................       217             25.2           3Q98
Summit New Albany II -- Columbus, OH.................       127              9.5           3Q98
Summit Pembroke -- Pembroke, FL......................       328             28.2           3Q98
Summit Strathmoor -- Charlotte, NC...................       496             35.4           3Q98
Summit Devin -- Atlanta, GA..........................       296             22.5           4Q98
Summit Largo -- Largo, MD............................       217             17.6           4Q98
Summit Russett II -- Laurel, MD......................       130             10.1           4Q98
                                                       --------        ---------
                                                          2,797        $   220.9
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

Acquisitions and Disposition. While the Company has emphasized development of new apartment communities as one of its strategies for growth, it also has successfully capitalized on expansion opportunities through the strategic acquisition of properties that meet the Company's investment criteria. The Company has acquired more than 4,800 apartment homes since its formation in 1994. These properties were successfully acquired at prices below their replacement cost and cumulatively have achieved a total unleveraged average yield of 9.8% in 1997. Acquisitions are concentrated in the Company's ten targeted core markets in order to further strengthen brand identity and operational efficiencies. The Company's extensive local-market knowledge and development expertise give it an advantage in identifying and underwriting acquisition opportunities which the Company believes will generate shareholder value. The Company has acquired the following Communities in 1997 (dollars in thousands):

                                             ACQUISITION      APARTMENT      PURCHASE       YEAR
                 COMMUNITY                      DATE            HOMES          PRICE        BUILT
-------------------------------------------  -----------      ---------      ---------      -----
Summit Portofino -- Broward County, FL.....     1/6/97            322        $  28,000       1995
Summit Mayfaire -- Raleigh, NC.............    1/15/97            144            9,650       1995
Summit Sand Lake -- Orlando, FL............    2/20/97            416           26,798       1995
Summit Windsor II -- Frederick, MD.........    7/18/97            306           17,100       1988
Summit Fair Oaks -- Fairfax, VA............   12/31/97            246           21,200       1990
                                                               ------        ---------
                                                                1,434        $ 102,748
                                                               ======        =========

Additionally, the Company has commenced a disposition program targeting those Communities within its portfolio which do not align with the Company's long term strategic plan and growth objectives. One such Community was sold in 1997 for $9.5 million. Currently, one Community is subject to a Sale and Purchase Agreement with a qualified buyer and the Company is in the initial stages of marketing another Community. The Company does not expect to incur any losses related to the sale of these Communities.

Dedication to Customer Service. Proactive property management has allowed the Company to maximize cash flow from its portfolio by encouraging local decision-making and rewarding performance, initiative and innovation. The Company's localized property-management system, with offices strategically located in six key cities, gives the Company a distinct advantage in better responding to the needs of each market. The Company has long stressed the importance of developing strong customer relationships with its residents. The Company's total commitment to resident satisfaction is further evidenced by its "Sundown Policy" which mandates a response by the appropriate employee to any resident inquiry or complaint no later than "sundown" of the day on which the inquiry or complaint was received. The Company has sought to provide its residents with experienced, well-trained and attentive management staffs. Every Community employee enters into a comprehensive training program when he or she is hired. This training program ensures that employees have a clear understanding of their job responsibilities, the high standards of performance expected of them and the Company's operating philosophies. On-going training following each employee's initial employment period further enhances employee productivity. The Company believes that this training regimen along with a proven hiring process has produced a higher quality management staff, evidenced by higher resident satisfaction at the Communities and lower employee turnover.

COMPANY HISTORY

The Company was formed in 1993 to continue and expand the multifamily development, construction, acquisition, operation, management and leasing businesses of the predecessor entities through which the Company historically conducted operations prior to the Initial Offering (as defined below) (the "Summit Entities"). The Summit Entities were founded by the Company's Chairman of the Board, William B. McGuire, Jr., in 1972. In 1981, William F. Paulsen joined the predecessor to the Company as Chief Executive Officer and shepherded the growth of its multifamily development and management activities.

The Company organized itself as a real estate investment trust (a "REIT") and completed its initial public offering (the "Initial Offering") of 10,000,000 shares of common stock, par value $0.01 per share (the "Common Stock"), on February 15, 1994 and sold an additional 1,500,000 shares upon exercise of the underwriters' over-allotment option on March 4, 1994. On June 2, 1995, the Company completed a follow-on public offering (the "1995 Offering") of 4,000,000 shares of Common Stock. A second follow-on public offering (the "1996 Offering") of 5,000,000 shares of the Company's Common Stock was completed on August 7, 1996, with an additional 750,000 shares sold upon exercise of the underwriters' over-allotment option on August 12, 1996. On August 12, 1997, the Operating Partnership completed a $125 million senior unsecured debt offering. On December 17, 1997, the Operating Partnership completed an additional $30 million senior unsecured debt offering.

The Company, a Maryland corporation, is a self-administered and self-managed REIT. The Company's Common Stock is listed on the New York Stock Exchange (the "NYSE") under the symbol "SMT". The executive offices of the Company are located at 212 South Tryon Street, Suite 500, Charlotte, North Carolina 28281. The Company's telephone number is (704) 334-9905 and its facsimile number is (704) 333-8340. The Company also maintains offices in Atlanta, Georgia; Tampa, Florida; Reston, Virginia; Ft. Lauderdale, Florida and Raleigh, North Carolina.

THE OPERATING PARTNERSHIP

The Operating Partnership was formed on January 14, 1994, and is the entity through which principally all of the Company's business is conducted. The Company controls the Operating Partnership as the sole general partner and as the holder of an 85.3% economic and voting interest in the Operating Partnership as of December 31, 1997. As the sole general partner of the Operating Partnership, the Company has the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain voting rights of holders (including the Company) of the units of limited partnership interest ("Units"), including the consent of holders (including the Company) of 85% of the Units in connection with a sale, transfer or other disposition of all or substantially all of the assets of the Operating Partnership, or any other transaction which would result in the recognition of a significant taxable gain to the holders of Units. The Company's general and limited partnership interests in the Operating Partnership entitle it to share in 85.3% of the cash distributions from, and in the profits and losses of, the Operating Partnership.

Each Unit may be redeemed by the holder thereof for cash equal to the fair market value of a share of the Company's Common Stock or, at the option of the Company, an equivalent number of shares of Common Stock. The Company presently anticipates that it will elect to issue shares of Common Stock in connection with redemptions of Units rather than paying cash. With each redemption of Units for Common Stock, the Company's percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of Common Stock for cash, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Units to the Company.

The Operating Partnership cannot be terminated, except in connection with a sale of all or substantially all of the assets of the Company, for a period of 99 years without a vote of the limited partners of the Operating Partnership.

ITEM 2. PROPERTIES

THE COMMUNITIES

The Company owns and manages through the Operating Partnership 61 completed Communities and two Communities which are currently under construction and are in lease-up consisting of 14,980 apartment homes. Thirty-five of the Communities have been completed since January 1, 1990 and, as of December 31, 1997, the average age of the completed Communities was approximately 7 1/2 years. The following is a summary of Communities by market:

                                                                        NUMBER OF      % OF TOTAL
                                                        NUMBER OF       APARTMENT       APARTMENT
                                                       COMMUNITIES        HOMES           HOMES
                                                       -----------      ---------      -----------
Charlotte, North Carolina............................          14          2,498             16.7%
Tampa/Sarasota, Florida..............................           9          2,248             15.0
Washington, DC.......................................           8          2,173             14.5
Raleigh/Central North Carolina.......................          11          2,143             14.3
South Florida........................................           6          1,759             11.7
Other non core markets...............................           5          1,098              7.3
Atlanta, Georgia.....................................           4          1,229              8.2
Richmond, Virginia...................................           3            862              5.8
Orlando, Florida.....................................           2            656              4.4
Indianapolis, Indiana................................           1            314              2.1
                                                       ----------       --------        ---------
                                                               63         14,980            100.0%
                                                       ==========       ========        =========

Other non-core markets consist of two Communities in Greenville, South Carolina, two Communities in Cincinnati, Ohio and one Community in Yardley, Pennsylvania.

All of the Communities target middle to upper income apartment renters as customers and have amenities, apartment home sizes and mixes consistent with the desires of this resident population. The Communities are owned in fee simple and are located in six states throughout the southeastern and mid-atlantic United States (Florida, Georgia, Maryland, North Carolina, South Carolina and Virginia) as well as in Delaware, Ohio, Indiana and Pennsylvania. The following table highlights certain information regarding the Communities.


                                                                                                                  AVERAGE   AVERAGE
                                                                                           AVERAGE     AVERAGE    MONTHLY   MONTHLY
                                                                               AVERAGE    PHYSICAL    PHYSICAL    RENTAL    RENTAL
                                                     NUMBER OF      YEAR      APARTMENT   OCCUPANCY   OCCUPANCY   REVENUE   REVENUE
    MARKET AREA/COMMUNITY            LOCATION        APARTMENTS   COMPLETED     SIZE       1997(1)     1996(1)    1997(2)   1996(2)
    ---------------------       -------------------  ----------   ---------   ---------   ---------   ---------   -------   -------
ATLANTA
Summit Glen...................  Atlanta, GA                 242     1992            983        92.8        91.9   $   838   $   847
Summit Springs................  Norcross, GA                312     1990            934        92.0        92.6       699       708
Summit Village................  Marietta, GA                323     1991            984        91.5        91.8       728       735
                                                     ----------               ---------   ---------   ---------   -------   -------
ATLANTA WEIGHTED AVERAGE...........................         877                     966        92.0        92.1       748       756
CHARLOTTE
Summit Arbors.................  Charlotte, NC               120     1986            944        94.7        94.8       790       748
Summit Creek..................  Charlotte, NC               260     1983            910        92.6        92.7       638       624
Summit Crossing...............  Charlotte, NC               128     1985            978        93.5        96.3       664       649
Summit Fairview...............  Charlotte, NC               135     1983          1,036        95.7        93.6       751       726
Summit Foxcroft(4)............  Charlotte, NC               156     1979            940        93.2        93.4       660       643
Summit Hollow.................  Charlotte, NC               232     1978            949        94.1        94.5       684       656
Summit Norcroft...............  Charlotte, NC               162     1991          1,112        93.2        94.0       765       805
Summit Radbourne..............  Charlotte, NC               225     1991          1,006        93.3        92.0       773       786
Summit Simsbury...............  Charlotte, NC               100     1985            874        94.0        93.6       743       734
Summit Touchstone.............  Charlotte, NC               132     1986            899        92.3        94.0       700       677
                                                     ----------               ---------   ---------   ---------   -------   -------
CHARLOTTE WEIGHTED AVERAGE.........................       1,650                     966        93.5        93.7       711       701
RALEIGH/CENTRAL NORTH CAROLINA
Summit Creekside..............  Hickory, NC                 118     1981          1,006        95.7        96.2       596       566
Summit Eastchester............  High Point, NC              172     1981            947        93.7        96.1       593       559
Summit Highland...............  Raleigh, NC                 172     1987            986        93.8        94.5       708       703
Summit Hill...................  Chapel Hill, NC             204     1991            904        92.2        93.3       769       774
Summit Oak....................  Goldsboro, NC               100     1982            918        96.1        96.7       551       532
Summit Old Town...............  Winston-Salem, NC           172     1979            954        92.4        90.9       572       542
Summit Sherwood...............  Winston-Salem, NC           190     1968          1,028        94.9        95.2       561       526
Summit Square.................  Durham, NC                  362     1990            925        91.8        92.1       761       763
                                                     ----------               ---------   ---------   ---------   -------   -------
RALEIGH/CENTRAL NORTH CAROLINA WEIGHTED AVERAGE....
                                                          1,490                     954        93.4        93.9       662       647
RICHMOND
Summit Breckenridge...........  Glen Allen, VA              300     1987            928        95.3        95.1       742       706
Summit Stony Point............  Richmond, VA                250     1986          1,045        95.7        93.2       760       724
Summit Waterford..............  Midlothian, VA              312     1990            995        93.7        91.4       705       685
                                                     ----------               ---------   ---------   ---------   -------   -------
RICHMOND WEIGHTED AVERAGE..........................         862                     986        94.8        93.2       734       704
SOUTH FLORIDA
Summit Del Ray................  Delray Beach, FL            252     1993            968        94.8        91.5       852       852
Summit Palm Lake..............  W. Palm Beach, FL           304     1992            919        95.2        96.7       764       743
                                                     ----------               ---------   ---------   ---------   -------   -------
SOUTH FLORIDA WEIGHTED AVERAGE.....................         556                     941        95.0        94.3       804       792
TAMPA/SARASOTA
Summit Gateway................  St. Petersburg, FL          212     1987            828        95.6        93.7       644       626
Summit Hampton................  Bradenton, FL               352     1988            933        89.7        93.0       625       630
Summit Heron's Run............  Sarasota, FL                274     1990            863        90.7        92.5       674       653
Summit Lofts..................  Palm Harbour, FL            200     1990          1,045        93.2        90.8       689       690
Summit McIntosh...............  Sarasota, FL                212     1990            855        89.5        93.9       696       684
Summit Perico.................  Bradenton, FL               256     1990            911        89.2        93.5       671       657
Summit Providence.............  Brandon, FL                 444     1991            952        91.0        93.0       649       659
Summit Station................  Tampa, FL                   230     1990            902        92.1        92.6       634       619
Summit Walk...................  Tampa, FL                    68     1993          1,614        94.5        95.9     1,098     1,052
                                                     ----------               ---------   ---------   ---------   -------   -------
TAMPA/SARASOTA WEIGHTED AVERAGE....................       2,248                     936        91.3        93.0       670       663
WASHINGTON, D.C.
Summit Belmont................  Fredricksburg, VA           300     1987            881        94.9        90.2       633       622
Summit Meadow.................  Columbia, MD                178     1990          1,020        95.4        93.6       900       864
Summit Pike Creek.............  Newark, DE                  264     1988            899        94.1        95.8       838       800
Summit Reston.................  Reston, VA                  418     1987            854        94.0        93.9       965       917
Summit Windsor................  Frederick, MD               147     1989            903        90.7        92.7       686       681
                                                     ----------               ---------   ---------   ---------   -------   -------
WASHINGTON, D.C. WEIGHTED AVERAGE..................       1,307                     897        94.0        93.2       823       792
OTHER
Summit Blue Ash...............  Blue Ash, OH                242     1992          1,158        94.8        95.6       827       769
Summit Park...................  Forest Park, OH             316     1989            963        92.0        91.7       633       602
Summit Beacon Ridge...........  Greenville, SC              144     1988          1,046        93.6        91.9       657       653
Summit East Ridge.............  Greenville, SC              180     1986            959        95.1        92.0       565       568
                                                     ----------               ---------   ---------   ---------   -------   -------
OTHER WEIGHTED AVERAGE.............................         882                   1,029        93.7        92.9       676       649
                                                     ----------               ---------   ---------   ---------   -------   -------
TOTAL WEIGHTED AVERAGE OF
 COMMUNITIES STABILIZED IN
 1997 AND 1996.....................................       9,872                     954        93.2        93.3       717       702
                                                     ==========               =========   =========   =========   =======   =======

                                   MORTGAGE
                                    NOTES
                                  PAYABLE AT
                                 DECEMBER 31,
                                     1997
    MARKET AREA/COMMUNITY       (IN THOUSANDS)
    ---------------------       --------------
ATLANTA
Summit Glen...................          (3)
Summit Springs................          (3)
Summit Village................          (3)
ATLANTA WEIGHTED AVERAGE......
CHARLOTTE
Summit Arbors.................          --
Summit Creek..................          --
Summit Crossing...............      $4,162
Summit Fairview...............          --
Summit Foxcroft(4)............       2,728
Summit Hollow.................       4,809
Summit Norcroft...............          (3)
Summit Radbourne..............       8,599
Summit Simsbury...............          (5)
Summit Touchstone.............          (5)
CHARLOTTE WEIGHTED AVERAGE....
RALEIGH/CENTRAL NORTH CAROLINA
Summit Creekside..............       2,837
Summit Eastchester............       3,814
Summit Highland...............          (3)
Summit Hill...................          --
Summit Oak....................       2,553
Summit Old Town...............       3,048
Summit Sherwood...............       3,303
Summit Square.................          (3)
RALEIGH/CENTRAL NORTH CAROLINA WEIGHTED AVERAGE
RICHMOND
Summit Breckenridge...........          --
Summit Stony Point............          (6)
Summit Waterford..............          (3)
RICHMOND WEIGHTED AVERAGE.....
SOUTH FLORIDA
Summit Del Ray................          (3)
Summit Palm Lake..............          (3)
SOUTH FLORIDA WEIGHTED AVERAGE
TAMPA/SARASOTA
Summit Gateway................          (6)
Summit Hampton................          (6)
Summit Heron's Run............          (3)
Summit Lofts..................          --
Summit McIntosh...............          --
Summit Perico.................          (3)
Summit Providence.............          (3)
Summit Station................          --
Summit Walk...................          --
TAMPA/SARASOTA WEIGHTED AVERAGE
WASHINGTON, D.C.
Summit Belmont................          (6)
Summit Meadow.................          (3)
Summit Pike Creek.............          (6)
Summit Reston.................          --
Summit Windsor................          (3)
WASHINGTON, D.C. WEIGHTED AVERAGE
OTHER
Summit Blue Ash...............          (3)
Summit Park...................          --
Summit Beacon Ridge...........          --
Summit East Ridge.............       5,100
OTHER WEIGHTED AVERAGE........
TOTAL WEIGHTED AVERAGE OF
 COMMUNITIES STABILIZED IN
 1997 AND 1996................


                                                                                                                 AVERAGE   AVERAGE
                                                                                          AVERAGE     AVERAGE    MONTHLY   MONTHLY
                                                                              AVERAGE    PHYSICAL    PHYSICAL    RENTAL    RENTAL
                                                    NUMBER OF      YEAR      APARTMENT   OCCUPANCY   OCCUPANCY   REVENUE   REVENUE
    MARKET AREA/COMMUNITY            LOCATION       APARTMENTS   COMPLETED     SIZE       1997(1)     1996(1)    1997(2)   1996(2)
    ---------------------       ------------------  ----------   ---------   ---------   ---------   ---------   -------   -------
DEVELOPED COMMUNITIES(7)
Summit Aventura...............  Aventura, FL               379     1995          1,106        91.7        78.8     1,083     1,033
Summit Green..................  Charlotte, NC              300     1996            997        90.9        60.1       777       825
Summit Hill II................  Chapel Hill, NC            207     1996          1,023        92.2        75.1       769       774
Summit River Crossing.........  Indianapolis, IN           314     1996          1,060        93.3        48.8       817       781
                                                    ----------               ---------
                                                         1,200                   1,052
ACQUISITION COMMUNITIES
Summit Mayfaire(9)............  Raleigh, NC                144     1995          1,047        92.8         N/A       770       N/A
Summit Sand Lake(9)...........  Orlando, FL                416     1995          1,035        93.8         N/A       775       N/A
Summit Plantation(10).........  Plantation, FL             262     1995          1,283        91.7        93.1     1,034       993
Summit Portofino(9)...........  Broward County, FL         322     1995          1,307        93.7         N/A       977       N/A
Summit Windsor II(9)..........  Frederick, MD              306     1988            903        90.2         N/A       679       N/A
Summit Fair Oaks(9)...........  Fairfax, VA                246     1990            938         N/A         N/A       N/A       N/A
                                                    ----------               ---------
                                                         1,696                   1,088
                                                    ----------               ---------
TOTAL WEIGHTED AVERAGE OF
 COMPLETED COMMUNITIES............................      12,768                     981
COMMUNITIES IN LEASE-UP(8)
Summit Fairways...............  Orlando, FL                240     1996          1,302        81.3        11.1       891       834
Summit on the River...........  Atlanta, GA                352     1997          1,103        71.2        14.7       792       801
Summit Russett I..............  Laurel, MD                 314     1997            958        58.7         0.8       883       866
Summit Ballantyne I...........  Charlotte, NC              246     1997          1,124        18.7         N/A       865       N/A
Summit Sedgebrook I...........  Charlotte, NC              248     1997          1,017        16.7         N/A       717       N/A
Summit Plantation II..........  Plantation, FL             240     1997          1,173        19.5         N/A     1,036       N/A
Summit Norcroft II............  Charlotte, NC               54     1997          1,168         8.2         N/A       816       N/A
Summit Lake I.................  Raleigh, NC                302     1998          1,048         4.7         N/A       735       N/A
Summit Stonefield.............  Yardley, PA                216     1998          1,022        20.4         N/A     1,101       N/A
                                                    ----------               ---------
                                                         2,212                   1,090
                                                    ----------               ---------
TOTAL COMMUNITIES.............                          14,980                     997
                                                    ==========               =========

                                   MORTGAGE
                                    NOTES
                                  PAYABLE AT
                                 DECEMBER 31,
                                     1997
    MARKET AREA/COMMUNITY       (IN THOUSANDS)
    ---------------------       --------------
DEVELOPED COMMUNITIES(7)
Summit Aventura...............          --
Summit Green..................          --
Summit Hill II................          --
Summit River Crossing.........          --
ACQUISITION COMMUNITIES
Summit Mayfaire(9)............          --
Summit Sand Lake(9)...........      14,985
Summit Plantation(10).........          --
Summit Portofino(9)...........          --
Summit Windsor II(9)..........          --
Summit Fair Oaks(9)...........          --
TOTAL WEIGHTED AVERAGE OF
 COMPLETED COMMUNITIES........
COMMUNITIES IN LEASE-UP(8)
Summit Fairways...............          --
Summit on the River...........          --
Summit Russett I..............          --
Summit Ballantyne I...........          --
Summit Sedgebrook I...........          --
Summit Plantation II..........          --
Summit Norcroft II............          --
Summit Lake I.................          --
Summit Stonefield.............          --
TOTAL COMMUNITIES.............

(1) Average physical occupancy is defined as the number of apartment homes occupied divided by the total number of apartment homes contained in the Communities, expressed as a percentage. Average physical occupancy has been calculated using the midweek occupancy that existed during each week of the period.

(2) Represents the average monthly net rental revenue per occupied apartment home.

(3)  Collateral for fixed rate mortgages of $149.6 million.

(4) Summit Foxcroft is held by a partnership in which the Company is a 75% managing general partner.

(5)  Collateral for a fixed rate mortgage of $8.6 million.

(6) Collateral for letters of credit in an aggregate amount of $54.1 million which serve as collateral for $52.9 million in tax exempt bonds.

(7)  Communities that were stabilized in 1997 but were not stabilized in 1996.

(8) Communities that were in lease-up during 1997. These Communities have and are leasing at a rate consistent with the Company's expectations. As with any community in lease-up, there are uncertainties and risks associated with the Company's communities in lease-up. While the Company has estimated completion and stabilization budgets and target dates based on what it believes are reasonable assumptions in light of current conditions, there can be no assurance that actual costs will not exceed current budgets or that the Company will not experience delays in reaching stabilization of such communities.

(9) Community acquired in 1997. Summit Fair Oaks was acquired on December 31, 1997 and, accordingly, no average occupancy or average rent information is available.

(10) Community acquired April 1, 1996.

Information with respect to total debt secured by thirty-three of the Company's communities having an aggregate net book value of $320.7 million as of December 31, 1997, is as follows (in thousands):

                                                FIXED RATE      VARIABLE RATE
                                              --------------    -------------
Total principal...........................    $      214,088       $   52,852
Interest rates range from.................    5.88% to 9.80%            5.65%(1)
Weighted average interest rate............             6.69%            5.65%(1)
Annual debt service.......................    $       18,431       $    3,703(2)

Scheduled annual maturities:

1998........................................................    $  5,208
1999........................................................       5,537
2000........................................................       5,856
2001(3).....................................................     114,648
2002........................................................      11,248
Thereafter..................................................     124,443
                                                                --------
Total.......................................................    $266,940
                                                                ========

(1)  Interest rate as of December 31, 1997.

(2) Annual debt service for variable rate loans represents 1997 costs and includes letter of credit fees and other bond related costs.

(3) Year 2001 maturities include a $111.4 million balloon payment on the 5.88% fixed rate mortgage loan from The Northwestern Mutual Life Insurance Company.

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

COMMUNITY MANAGEMENT

Each of the Communities is managed by the Company's property management staff. The community management team for each Community includes supervision by a regional vice-president and regional property manager, as well as on-site management, maintenance personnel and an off-site support staff. Community management teams perform leasing and rent collection functions and coordinate resident services. All personnel are extensively trained and experienced and are encouraged to continue their education through both Company-designed and outside courses.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock began trading on the NYSE on February 8, 1994 under the symbol "SMT". The following table sets forth the quarterly high and low sales prices per share reported on the NYSE.

                                                           1997                    1996
                                                    ------------------      ------------------
QUARTER                                              HIGH        LOW         HIGH        LOW
--------------------------------------------------  ------      ------      ------      ------
January 1 through March 31........................  $21.88      $19.75      $21.25      $19.00
April 1 through June 30...........................   21.00       19.63       20.50       18.50
July 1 through September 30.......................   22.06       19.50       20.13       18.00
October 1 through December 31.....................   22.38       19.94       22.50       19.13

On March 4, 1998 the last reported sale price of the Common Stock on the NYSE was $20.375. On March 4, 1998 there were 1,135 holders of record of 24,178,765 shares of the Company's Common Stock.

The Company declared a dividend of $0.3975 per share of Common Stock for each of the four quarters in 1997, which was paid on May 15, 1997 for the first quarter, August 15, 1997 for the second quarter, November 17, 1997 for the third quarter, and February 14, 1998 for the fourth quarter.

The Company declared a dividend of $0.3875 per share of Common Stock for each of the four quarters in 1996, which was paid on May 15, 1996 for the first quarter, August 15, 1996 for the second quarter, November 15, 1996 for the third quarter, and February 14, 1997 for the fourth quarter.

On October 23, 1997, the Company issued 4,772 shares of Common Stock (valued at approximately $102,300 at the time of issuance) to a limited partner of the Operating Partnership. Such shares of the Company's Common Stock were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. In light of information obtained by the Company in connection with such transaction, management of the Company believes that the Company may rely on such exemption.

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

In November, 1997 the Company put in place a dividend reinvestment and direct stock purchase program which provides both current owners of Common Stock and interested new investors with a convenient and attractive method of investing cash dividends and optional cash payments of $100 to $10,000 per month (or such larger amounts as may be approved by the Company) in shares of Common Stock at a discount from the Market Price (as defined in the program documents) and without payment of any brokerage commission or service charge. To fulfill its obligations under this program, the Company may either issue additional shares of Common Stock or repurchase Common Stock in the open market.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and other information on a consolidated historical basis for the Company and its predecessors, the Summit Entities, as of and for each of the years in the five-year period ended December 31, 1997. This table should be read in conjunction with the Consolidated Financial Statements of Summit Properties Inc. and the Notes thereto included elsewhere herein.

                            SELECTED FINANCIAL DATA
                     SUMMIT PROPERTIES INC. (HISTORICAL)(1)

                                                               YEARS ENDED DECEMBER 31,
                                               ---------------------------------------------------------
                                                 1997        1996        1995        1994        1993
                                               ---------   ---------   ---------   ---------   ---------
                                                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PROPERTY
                                                                     INFORMATION)
OPERATING INFORMATION:
Revenue
  Rental.....................................  $ 109,827   $  88,864   $  70,773   $  54,198   $  45,561
  Property management(2).....................         --          --          --         536       4,102
  Interest and other.........................      6,850       5,625       4,221       3,700       3,779
                                               ---------   ---------   ---------   ---------   ---------
         Total...............................    116,677      94,489      74,994      58,434      53,442
                                               ---------   ---------   ---------   ---------   ---------
Property operating and maintenance expense
  (before depreciation and amortization).....     42,032      35,226      28,012      21,502      18,991
Property management expenses(2)..............         --          --          --         366       2,799
Interest expense.............................     21,959      17,138      14,802      14,067      26,400
Depreciation and amortization................     22,652      18,208      15,141      11,700       9,735
REIT formation costs.........................         --          --          --         457          --
General and administrative expense...........      2,740       2,557       1,949       1,756       1,375
(Income) loss from equity investments........       (274)        173          39          59          --
                                               ---------   ---------   ---------   ---------   ---------
         Total...............................     89,109      73,302      59,943      49,907      59,300
                                               ---------   ---------   ---------   ---------   ---------
Income (loss) before gain on sale of real
  estate assets, extraordinary items and
  minority interest of unitholders in
  Operating Partnership......................     27,568      21,187      15,051       8,527      (5,858)
Gain on sale of real estate assets...........      4,366          --          --          --          --
                                               ---------   ---------   ---------   ---------   ---------
Income (loss) before extraordinary items and
  minority interest of unitholders in
  Operating Partnership......................  $  31,934   $  21,187   $  15,051   $   8,527   $  (5,858)
                                               =========   =========   =========   =========   =========
Net income (loss)............................  $  27,116   $  16,948   $  11,819   $  14,032   $  (3,408)
                                               =========   =========   =========   =========   =========
Income per share before extraordinary items
  -- basic and diluted.......................  $    1.17   $     .92   $     .83   $     .64         N/A
                                               =========   =========   =========   =========   =========
Net income per share -- basic and diluted....  $    1.17   $     .90   $     .80   $    1.28         N/A
                                               =========   =========   =========   =========   =========
Dividends per share..........................  $    1.59   $    1.55   $    1.51   $    1.29         N/A
                                               =========   =========   =========   =========   =========
Weighted average shares outstanding --
  basic......................................     23,146      18,888      14,750      10,992         N/A
                                               =========   =========   =========   =========   =========
Weighted average shares and units outstanding
  -- basic...................................     27,258      22,914      18,112      13,390         N/A
                                               =========   =========   =========   =========   =========
OTHER INFORMATION:
Cash flow provided by (used in):
  Operating activities.......................  $  55,947   $  41,176   $  30,994   $  17,525   $   8,712
  Investing activities.......................   (175,907)   (103,971)    (63,734)   (113,741)     (2,092)
  Financing activities.......................    119,858      63,579      34,440      88,993      (9,141)
Funds from Operations(3).....................  $  50,201   $  39,391   $  30,148   $  20,120   $   3,777
Total completed communities (at end of
  period)....................................         61          51          46          32          27
Total apartment homes developed(4)...........      1,454       1,061         379          --         320
Total apartment homes acquired...............      1,434         262       2,025       1,332          --
Total apartment homes (at end of
  period)(5).................................     14,462      11,788      10,465       8,061       6,729
Ratio of earnings to fixed charges(6)(7).....       1.93        1.78        1.65        1.52        0.77

                                                               YEARS ENDED DECEMBER 31,
                                               ---------------------------------------------------------
                                                 1997        1996        1995        1994        1993
                                               ---------   ---------   ---------   ---------   ---------
                                                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PROPERTY
                                                                     INFORMATION)

BALANCE SHEET INFORMATION:
Real estate, before accumulated
  depreciation...............................  $ 913,033   $ 704,779   $ 586,264   $ 439,025   $ 317,374
Total assets.................................    825,293     634,991     533,252     397,945     297,670
Total long-term debt.........................    474,673     309,933     297,010     249,009     315,847
Stockholders' equity (deficiency)............    265,839     257,214     175,454     115,525     (38,127)

(1) For purposes of the Selected Financial Data, historical information is presented both for the Company and its predecessors, the Summit Entities, provided that historical financial information for its predecessors only includes information relating to the Communities held by the Company immediately following the Initial Offering and the entities which provided property and general management services for those Communities.

(2) Consists of revenues and expenses from property management services provided to Communities owned by unrelated third parties and by certain predecessor partnerships prior to the Initial Offering. Since the Initial Offering, these services have been performed by the Management Company, which is accounted for under the equity method of accounting.

(3) The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 (the "White Paper") defines Funds from Operations as net income
    (loss) (computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company believes Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. The Company computes Funds from Operations in accordance with the standards established by the White Paper, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. Further, Funds from Operations does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, property acquisitions, development, dividends and distributions or other commitments and uncertainties. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make dividends/distributions. Funds from Operations is calculated as follows (dollars in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                1997      1996      1995      1994      1993
                                               -------   -------   -------   -------   -------
     Income (loss) before gain on sale of
       real estate assets, minority interest
       of unitholders in Operating
       Partnership and extraordinary items...  $27,568   $21,187   $15,051   $ 8,527   $(5,858)
     Real estate depreciation................   22,633    18,204    15,097    11,593     9,635
                                               -------   -------   -------   -------   -------
     Funds from Operations...................  $50,201   $39,391   $30,148   $20,120   $ 3,777
                                               =======   =======   =======   =======   =======

(4) Represents the total number of apartment homes in Communities completed and owned by the Company during the period.

(5) Represents the total number of apartment homes in Communities completed and owned by the Company at the end of the period.

(6) The ratios of earnings to fixed charges were computed by dividing earnings by fixed charges. For this purpose, earnings consist of pre-tax income from continuing operations plus fixed charges (excluding capitalized interest). Fixed charges consist of interest expense (whether expensed or capitalized), the estimated interest component of rent expense, and the amortization of debt issuance costs. To date, the Company has not issued any preferred stock; therefore, the ratios of earnings to combined fixed charges and preferred stock dividend requirements are the same as the ratios of earnings to fixed charges presented.

(7) Prior to the completion of the Initial Offering, the Company maintained a different capital structure. As a result, although the original properties have historically generated positive net cash flow, the financial statements of the Company show net losses for the fiscal year ended December 31, 1993. Consequently, the computation of the ratio of earnings to fixed charges for such period indicates that earnings were inadequate to cover fixed charges by approximately $6.0 million for the fiscal year ended December 31, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-K contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including without limitation statements relating to the operating performance of stabilized communities and to development activities of the Company. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company's actual results and performance of stabilized and development Communities could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts ("REITs")), availability of capital, interest rates, construction delays due to unavailability of materials, weather conditions or other delays, competition, supply and demand for apartment communities in the Company's current and proposed market areas, general accounting principles, policies and guidelines applicable to REITs, and those factors discussed in the section entitled "Development Activity -- Certain Factors Affecting the Performance of Development Communities" on page 26 of this Form 10-K. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

As of December 31, 1997, there were 27,438,400 Units outstanding of the Operating Partnership, of which 23,411,086 or 85.3% were owned by the Company and 4,027,314 or 14.7% were owned by other partners (including certain officers and directors of the Company).

The following discussion should be read in conjunction with the Consolidated Financial Statements of Summit Properties Inc. and the Notes thereto appearing elsewhere herein.

HISTORICAL RESULTS OF OPERATIONS

The Company's net income is generated primarily from the operations of its Communities. The changes in operating results from period to period reflect changes in existing community performance as well as increases in the number of apartment homes due to the acquisition and development of Communities. Where appropriate, comparisons are made on a "stabilized Communities," "acquisition Communities," "stabilized development Communities" and "Communities in lease-up" basis in order to adjust for changes in the number of apartment homes. A Community is deemed to be "stabilized" at the earlier of when it has attained a physical occupancy level of at least 93% or when construction has been completed for one year in each of the comparable periods presented. A Community is deemed to be a "stabilized development" when stabilized in the entire current period presented, but was in lease-up in the prior period presented.

  Results of Operations for the Years Ended December 31, 1997, 1996 and 1995

Income before minority interest of unitholders in the Operating Partnership, gain on sale of real estate assets and extraordinary items increased from 1995 ($15.1 million) to 1996 ($21.2 million) and from 1996 to 1997 ($27.6 million)
primarily due to increased property operating income at stabilized Communities, as well as new sources of income associated with acquisition Communities and Communities in lease-up, partially offset by an increase in depreciation and interest expense.

OPERATING PERFORMANCE OF THE COMPANY'S PORTFOLIO OF COMMUNITIES

The operating performance of the Communities is summarized below (dollars in thousands):

                                     YEAR ENDED DECEMBER 31,            YEAR ENDED DECEMBER 31,
                                 -------------------------------    -------------------------------
                                   1997       1996     % CHANGE       1996       1995     % CHANGE
                                 --------   --------   ---------    --------   --------   ---------
Property revenues:
  Stabilized Communities(1)....  $ 81,668   $ 80,296      1.7%      $ 65,553   $ 63,255       3.6%
  Acquisition Communities(2)...    12,467      2,250    454.1%        16,993      8,716      95.0%
  Stabilized Development
     Communities...............    12,375      8,762     41.2%         8,762        767    1042.4%
  Communities in lease-up......     8,977        818    997.4%           818         --     100.0%
  Community sold...............       519      1,421    (63.5%)        1,421      1,391       2.2%
                                 --------   --------                --------   --------
Total property revenues........   116,006     93,547     24.0%        93,547     74,129      26.2%
                                 --------   --------                --------   --------
Property operating and
  maintenance expense(3):
  Stabilized Communities.......    30,709     30,555      0.5%        24,717     23,687       4.3%
  Acquisition Communities......     4,336        606    615.5%         6,444      3,492      84.5%
  Stabilized Development
     Communities...............     3,955      3,069     28.9%         3,069        275    1016.0%
  Communities in lease-up......     2,821        411    586.4%           411         --     100.0%
  Community sold...............       211        585    (63.9%)          585        558       4.8%
                                 --------   --------                --------   --------
Total property operating and
  maintenance expense..........    42,032     35,226     19.3%        35,226     28,012      25.8%
                                 --------   --------                --------   --------
Property operating income......  $ 73,974   $ 58,321     26.8%      $ 58,321   $ 46,117      26.5%
                                 ========   ========                ========   ========
Apartment homes, end of
  period.......................    14,980     12,454     20.3%        12,454     11,286      10.3%
                                 ========   ========                ========   ========

(1) Includes Communities which were stabilized during the entire period for each of the comparable periods presented.

(2) The 1997 and 1996 comparison includes the Communities acquired in 1997 and 1996. The 1996 and 1995 comparison includes Communities acquired in 1996 and 1995.

(3) Before real estate depreciation and amortization expense.

A summary of the Company's apartment homes for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                                 1997      1996      1995
                                                                ------    ------    ------
Apartment homes at the beginning of the year................    12,454    11,286     8,061
Acquisitions................................................     1,434       262     2,025
Developments which began rental operations during the
  year......................................................     1,306       906     1,200
Sale of apartment homes.....................................      (214)       --        --
                                                                ------    ------    ------
Apartment homes at the end of the year......................    14,980    12,454    11,286
                                                                ======    ======    ======

OPERATING PERFORMANCE OF THE COMPANY'S STABILIZED COMMUNITIES

The operating performance of the Communities stabilized during the entire period in both of the comparable periods presented is summarized below (dollars in thousands except average monthly rental revenue):

                                      YEAR ENDED DECEMBER 31,          YEAR ENDED DECEMBER 31,
                                   -----------------------------    -----------------------------
                                    1997      1996     % CHANGE      1996      1995     % CHANGE
                                   -------   -------   ---------    -------   -------   ---------
Property revenues:
  Rental                           $77,788   $76,443      1.8%      $62,177   $60,256      3.2%
  Other                              3,880     3,853      0.7%        3,376     2,999     12.6%
                                   -------   -------                -------   -------
Total property revenues             81,668    80,296      1.7%       65,553    63,255      3.6%
                                   -------   -------                -------   -------
Property operating and
  maintenance expense (1):
  Personnel......................    6,905     7,289     (5.3%)       5,723     5,420      5.6%
  Advertising and promotion......    1,085       866     25.3%          649       540     20.2%
  Utilities......................    3,657     3,567      2.5%        2,987     2,982      0.2%
  Building repairs and
     maintenance.................    6,967     6,997     (0.4%)       5,484     5,121      7.1%
  Real estate taxes and
     insurance...................    7,676     7,609      0.9%        6,501     6,166      5.4%
  Property supervision...........    2,043     2,001      2.1%        1,635     1,567      4.3%
  Other operating expense........    2,376     2,226      6.7%        1,738     1,891     (8.1%)
                                   -------   -------                -------   -------
Total property operating and
  maintenance expense............   30,709    30,555      0.5%       24,717    23,687      4.3%
                                   -------   -------                -------   -------
Property operating income........  $50,959   $49,741      2.4%      $40,836   $39,568      3.2%
                                   =======   =======                =======   =======
Average physical occupancy (2)...     93.2%     93.3%    (0.1%)        93.1%     94.2%    (1.2%)
                                   =======   =======                =======   =======
Average monthly rental revenue
  (3)............................  $   717   $   702      2.1%      $   720   $   693      3.9%
                                   =======   =======                =======   =======
Number of apartment homes........    9,872     9,872                  7,847     7,847
                                   =======   =======                =======   =======
Number of apartment
  communities....................       44        44                     31        31
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

Rental and other revenue increased from 1996 to 1997 due to higher rental rates partially offset by a decrease in occupancy. The 1.7% property revenue growth rate was lower than the prior year rate of growth primarily as a result of a new supply of competing multi-family communities in the markets in which the Company operates. In 1998 the Company expects the rate of growth to be similar to the growth rate in 1997 as the supply of new multi-family Communities continues to increase somewhat balanced by the continued strength of the local economies in which the Company operates. The lower growth rate was especially noticeable in the

Tampa/Sarasota and Atlanta markets. The Company believes its expectations relative to property revenue growth are based on reasonable assumptions as to future economic conditions and the quantity of competitive multi-family communities in the markets in which the Company does business. However, there can be no assurance that actual results will not differ from these assumptions, which could result in a lower property revenue growth rate.

Property operating and maintenance expenses were relatively stable from 1996 to 1997. Increased advertising and promotion costs were offset by lower personnel costs. The significant percentage increase in advertising and promotion was in response to increased competition caused by the new supply of competing multi-family communities. As a percentage of total property revenues, property operating and maintenance expense decreased to 37.6% from 38.1% for the years ended December 31, 1997 and 1996, respectively.

Rental and other revenue increased from 1995 to 1996 due to higher rental rates offset by decreased occupancy. The increase in property operating and maintenance expenses from 1995 to 1996 was primarily due to increased insurance costs ($240,000 or a 40% increase), higher advertising costs and higher building and repair costs. The increase in insurance expense was due to higher insurance rates in the Company's Florida markets, caused by the significant storm damage expenses incurred in the past years by the insurance industry. Included in the building repairs and maintenance costs was a $148,000 or a 14% increase for replacement of carpets.

OPERATING PERFORMANCE OF THE COMPANY'S ACQUISITION COMMUNITIES

Acquisition Communities consist of Summit Mayfaire, Summit Portofino, Summit Sand Lake and Summit Windsor II acquired in 1997 (1,188 apartment homes), Summit Plantation (262 apartment homes) acquired in 1996 and the twelve Communities and a 75% interest in another Community, all of which were owned by the Crosland Group, Inc. and its affiliates (2,025 apartment homes), acquired in 1995. Summit Fair Oaks (246 apartment homes), was acquired on December 31, 1997 and accordingly, its rental operations for 1997 are not reflected in the Company's financial statements. The operations of these Communities are summarized as follows (dollars in thousands except average monthly rental revenue):

                                                 YEAR ENDED DECEMBER 31,       YEAR ENDED DECEMBER 31,
                                                 -----------------------       -----------------------
                                                   1997           1996           1995           1995
                                                 ---------      --------       ---------      --------
Property revenues:
  Rental.......................................   $11,686        $2,134         $16,401        $8,467
  Other........................................       781           116             592           249
                                                  -------        ------         -------        ------
Total property revenues........................    12,467         2,250          16,993         8,716
Property operating and maintenance
  expense(1)...................................     4,336           606           6,444         3,492
                                                  -------        ------         -------        ------
Property operating income......................   $ 8,131        $1,644         $10,549        $5,224
                                                  =======        ======         =======        ======
Average physical occupancy(2)..................      92.4%         93.1%           94.0%         96.1%
                                                  =======        ======         =======        ======
Average monthly rental revenue(3)..............   $   847        $  993         $   672        $  592
                                                  =======        ======         =======        ======
Number of apartment homes:
  1995 Acquisitions............................        --            --           2,025         2,025
  1996 Acquisitions............................       262           262             262            --
  1997 Acquisitions............................     1,188            --              --            --
                                                  -------        ------         -------        ------
Total number of apartment homes................     1,450           262           2,287         2,025
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

The decrease in the average monthly rental revenue for the year ended December 31, 1997 as compared to the corresponding period in 1996 is attributable to lower average monthly rental revenue on the 1997 acquisition Communities in comparison to the 1996 acquisition community. Average monthly rental revenue for the year ended December 31, 1997 for the 1997 acquisitions alone was $806.

The unleveraged yield for the 1997 and 1996 acquisitions, defined as property operating income on an annualized basis over total acquisition cost, for the year ended December 31, 1997 was 9.0%. The unleveraged yield for the four Communities acquired in 1997 only for the year ended December 31, 1997 was 8.9%.

OPERATING PERFORMANCE OF THE COMPANY'S STABILIZED DEVELOPMENT COMMUNITIES

The Company had four Communities with 1,200 apartment homes, (Summit Aventura, Summit Hill II, Summit Green, and Summit River Crossing), which were stabilized during the entire year ended December 31, 1997 but were still in lease-up/construction in the year ended December 31, 1996. The operating performance of these four stabilized development Communities is summarized below (dollars in thousands except average monthly rental revenue):

                                                 YEAR ENDED DECEMBER 31,       YEAR ENDED DECEMBER 31,
                                                 -----------------------       -----------------------
                                                   1997           1996           1996           1995
                                                 ---------      --------       ---------      --------
Property revenues:
  Rental.......................................   $11,580        $8,183         $ 8,183        $  693
  Other........................................       795           579             579            74
                                                  -------        ------         -------        ------
Total property revenues........................    12,375         8,762           8,762           767
                                                  -------        ------         -------        ------
Property operating and maintenance
  expense(1)...................................     3,955         3,069           3,069           275
                                                  -------        ------         -------        ------
Property operating income......................   $ 8,420        $5,693         $ 5,693        $  492
                                                  =======        ======         =======        ======
Average physical occupancy(2)..................      92.0%         65.6%           65.6%          9.1%
                                                  =======        ======         =======        ======
Average monthly rental revenue(3)..............   $   883        $  871         $   871        $  852
                                                  =======        ======         =======        ======

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

The unleveraged yield on these four stabilized development Communities, defined as property operating income over total development cost, for the year ended December 31, 1997 was 10.5%.

OPERATING PERFORMANCE OF THE COMPANY'S COMMUNITIES IN LEASE-UP

The Company had nine Communities in lease-up during the year ended December 31, 1997. A Community in lease-up is defined as one which has commenced rental operations but has not reached stabilization. The following is a summary of the nine Communities in lease-up (dollars in thousands):

                                           TOTAL        ACTUAL/                                       % LEASED
                            NUMBER OF     ACTUAL/     ANTICIPATED        ACTUAL/        AVERAGE        AS OF
                            APARTMENT    ESTIMATED    CONSTRUCTION     ANTICIPATED     OCCUPANCY    DECEMBER 31,
        COMMUNITY             HOMES        COST        COMPLETION     STABILIZATION      1997           1997
--------------------------  ---------    ---------    ------------    -------------    ---------    ------------
Summit Fairways...........        240    $ 17,775       Q4 1996          Q3 1997         81.27%        95.80%
Summit on the River.......        352      23,922       Q2 1997          Q4 1997         71.23%        96.60%
Summit Russett I..........        314      23,203       Q3 1997          Q3 1997         58.71%        96.20%
Summit Stonefield.........        216      19,640       Q1 1998          Q1 1998         20.42%        88.90%
Summit Ballantyne I.......        246      16,400       Q4 1997          Q2 1998         18.69%        67.10%
Summit Sedgebrook I.......        248      16,400       Q4 1997          Q2 1998         16.71%        64.10%
Summit Plantation II......        240      21,400       Q4 1997          Q2 1998         19.54%        79.60%
Summit Norcroft II........         54       3,700       Q4 1997          Q1 1998          8.21%        85.20%
Summit Lake I.............        302      19,700       Q2 1998          Q3 1998          4.69%        37.40%
                            ---------    --------
                                2,212    $162,140
                            =========    ========

Property operating income (loss) after interest expense was $1.1 million and ($109,000) for the nine Communities in lease-up for the years ended December 31, 1997 and 1996, respectively. These nine Communities in lease-up had no 1995 operations.

OPERATING PERFORMANCE OF SUMMIT MANAGEMENT COMPANY

The operating performance of the Management Company and its wholly-owned subsidiary, the Construction Company, is summarized below (dollars in thousands):

                                        YEAR ENDED DECEMBER 31,       YEAR ENDED DECEMBER 31,
                                       --------------------------    --------------------------
                                        1997     1996    % CHANGE     1996     1995    % CHANGE
                                       ------   ------   --------    ------   ------   --------
Revenue..............................  $6,102   $5,364     13.8%     $5,364   $5,632     (4.8)%
Expenses:
  Operating..........................   5,039    4,849      3.9%      4,849    5,018     (3.4)%
  Depreciation.......................     185      110     68.2%        110      120     (8.3)%
  Amortization.......................     304      278      9.4%        278      274      1.5 %
  Interest...........................     300      300      0.0%        300      300      0.0 %
                                       ------   ------               ------   ------
  Total expenses.....................   5,828    5,537      5.3%      5,537    5,712     (3.1)%
                                       ------   ------               ------   ------
Net income (loss) of Summit
  Management Company.................  $  274   $ (173)   258.4%     $ (173)  $  (80)  (116.3)%
                                       ======   ======               ======   ======

The change in revenue was a result of higher revenues from managing the Company's Communities and higher revenues from construction activity, offset by lower revenues for managing third party Communities in each of the years 1995 compared to 1996 and 1996 compared to 1997. The change in operating expenses was a result of higher construction activity costs offset by lower costs of managing the Communities in each of the years 1995 compared to 1996 and 1996 compared to 1997.

Total average third party apartment homes under management were 5,164, 7,919 and 10,927 during the years ended December 31, 1997, 1996 and 1995, respectively. The decrease from 1996 to 1997 was primarily due to the termination of the Management Company's contract to manage a portfolio of 1,422 apartment homes effective December 31, 1996. The contract was terminated as a result of a change in ownership of the apartment communities. The decrease from 1995 to 1996 was primarily due to the termination of the Management Company's contract to manage a portfolio of 4,050 apartment homes effective October 1, 1995. This contract was terminated as a result of the owner's decision to provide its own property management for these apartment homes.

Property management fees include $1.7 million, $2.3 million and $3.3 million of fees from third parties for the years ended December 31, 1997, 1996 and 1995, respectively. Property management fees from third parties as a percentage of total property management revenues were 35.2%, 48.1% and 62.9% for the years ended December 31, 1997, 1996 and 1995, respectively. The Company expects third party management revenue as a percentage of total property management revenues to continue to decline as revenues from the Company's Communities continue to increase.

Construction Company revenues and expenses increased in 1997 compared to 1996 and in 1996 compared to 1995 primarily as a result of the Company's decision to expand its in-house construction operations in the state of Florida to cover the entire geographic area in which the Company operates. All of the Construction Company's income for the years ended December 31, 1997, 1996 and 1995 is from contracts with the Company, except for the contract to build Summit Plantation in 1995. The Company owned a 25% interest in the Summit Plantation joint venture during construction. The Construction Company is currently building 85.1% of the Company's Communities under construction. It is the Company's intention to increase this percentage over time in order to lower construction costs and continuously improve the quality of its apartment communities.

OTHER INCOME AND EXPENSES

Interest income decreased by $166,000 to $392,000 in 1997 compared to 1996, primarily due to interest earned in 1996 on the proceeds from the 1996 Offering prior to using the proceeds to fund development activity.

Depreciation expense increased $4.4 million or 24.4% to $22.7 million in 1997 compared to 1996, primarily due to depreciation expense related to the Company's 1997 acquisitions and increased depreciation of Communities in lease-up. Depreciation expense increased $3.1 million or 20.3% to $18.2 million in 1996 compared to 1995 due to an increase in depreciation expense related to the 1995 acquisitions and Communities in lease-up.

Interest expense increased $4.8 million, or 28.1%, in 1997 compared to 1996, primarily due to financing the Company's 1997 acquisitions and the Communities in lease-up. Interest expense increased $2.3 million, or 15.8%, to $17.1 million in 1996 compared to 1995, primarily due to interest on debt related to the Company's 1995 acquisitions and an increase in interest expense related to the Communities in lease-up, partially offset by the Company's repayment of debt in connection with the 1995 and 1996 Offerings. The 1995 and 1996 Offerings together resulted in aggregate net proceeds of approximately $163.0 million. Weighted average interest rates of all debt for the years ended December 31, 1997, 1996 and 1995 were 6.68%, 6.44% and 6.18%, respectively.

General and administrative expense increased in 1997 compared to 1996 as a result of the Company's overall growth. The increase in 1996 compared to 1995 was primarily due to increased compensation costs and professional fees. The increase in compensation in 1996 includes the cost of the Company's restricted stock grants and the cost of the Company's employee stock purchase plan. As a percentage of revenues, general and administrative expenses were 2.3%, 2.7% and 2.6% for the years ended December 31, 1997, 1996 and 1995, respectively.

The gain on sale of assets in 1997 resulted from the sale of a community formerly known as Summit Charleston in May 1997.

The extraordinary items in 1996 and 1995 resulted primarily from the write-off of deferred financing costs in conjunction with the repayment of debt with the proceeds from the 1996 and 1995 Offerings and with the proceeds of the $31.0 million unsecured debt financing received in August 1996.

LIQUIDITY AND CAPITAL RESOURCES

  Liquidity

The Company's net cash provided by operating activities increased from $41.2 million for the year ended December 31, 1996 to $55.9 million for the same period in 1997 primarily due to a $15.7 million increase in property operating income, offset by a $1.5 million increase in interest cost paid.

Net cash used in investing activities increased from $104.0 million for the year ended December 31, 1996 to $175.9 million for the same period in 1997 due to an increase in the number of acquisition Communities, an increase in the development of Communities and higher capital expenditures on existing properties, partially offset by the proceeds from the sale of a Community.

Net cash provided by financing activities increased from $63.6 million for the year ended December 31, 1996 to $119.9 million for the same period in 1997, primarily due to an increase in net debt proceeds, partially offset by a decrease in equity offering proceeds and by higher dividends and distributions to unitholders.

The Company has elected to be taxed as a REIT under Sections 856 and 860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute 95% of their ordinary taxable income. As a REIT, the Company generally will not be subject to federal income tax on net income.

The Company's outstanding indebtedness at December 31, 1997 totaled $474.7 million. This amount includes approximately $204.8 million in fixed rate conventional mortgages, $52.9 million of variable rate tax-exempt bonds, $186.0 million of unsecured notes, $9.3 million of tax-exempt fixed rate loans, and $21.7 million under the Unsecured Credit Facility (as hereinafter defined).

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

  Lines of Credit

The Company's working capital is primarily provided by operations and an unsecured $150 million credit facility (the "Unsecured Credit Facility"). The Unsecured Credit Facility has a three year term and currently bears interest at the London Interbank Offered Rate ("LIBOR") + 110 basis points based upon the Company's credit rating of BBB- by Standard & Poor's Rating Services. The interest rate will be reduced in the event an upgrade of the Company's unsecured credit rating as assigned by Standard & Poor's Rating Services (which rating must be accompanied by the comparable senior unsecured bond rating from one of Moody's Investors Service, Duff & Phelps or Fitch) is obtained.

The Company has a commitment for a new syndicated unsecured line of credit (the "New Unsecured Credit Facility") in the amount of $175 million which will replace the existing Unsecured Credit Facility. The New Unsecured Credit Facility will provide funds for new development, acquisitions and general working capital purposes and is expected to close in March 1998. The New Unsecured Credit Facility will have a three year term with two one-year extension options and will initially bear interest at LIBOR + 90 basis points based upon the Company's current credit rating of BBB- by Standard & Poor's Rating Services and Baa3 by Moody's Investors Service. The interest rate will be reduced in the event an upgrade of the Company's unsecured credit rating is obtained. The New Unsecured Credit Facility also provides a bid option sub-facility equal to a maximum of fifty percent of the total facility ($87.5 million). This sub-facility provides the Company with the option to place borrowings in a fixed LIBOR contract up to 180 days.

  Senior Unsecured Debt Offerings

On August 12, 1997, the Company completed a $125 million senior unsecured debt offering comprised of three tranches. The first tranche, $25 million of 6.80% Notes due August 15, 2002, was priced at 99.940% to yield 6.81%, or 73 basis points over the rate on U.S. Treasury securities with a comparable maturity (the "2002 Notes"). The second tranche, $50 million of 6.95% Notes due August 15, 2004, was priced at 99.764% to yield 6.99% or 81 basis points over the rate on U.S. Treasury securities with a comparable maturity (the "2004 Notes"). The third tranche, $50 million of 7.20% Notes due August 15, 2007, was priced at 99.830% to yield 7.22% or 104 basis points over the rate on U.S. Treasury securities with a comparable maturity (the "2007 Notes" and, together with the 2002 Notes and the 2004 Notes, the "August 1997 Notes"). The proceeds from the August 1997 Notes were used to pay down the Unsecured Credit Facility.

On December 17, 1997, the Company completed a $30 million senior unsecured debt offering of 6.625% Notes due December 15, 2003. The Notes were priced at 99.786% to yield 6.67%, or 95 basis points over the rate of U.S. Treasury securities with a comparable maturity (the "December 1997 Notes"). The proceeds of the December 1997 Notes were used to pay down the Unsecured Credit Facility.

In August 1996, the Company obtained $31.0 million of unsecured debt financing from a bank consisting of a $15.0 million unsecured note with a four-year term and a $16.0 million unsecured note with a six-year term, which bear interest at 7.61% and 7.85%, respectively.

  Common Stock Offering

In August 1996, the Company completed the sale of an additional 5.75 million shares of Common Stock with net proceeds of $97.6 million. Approximately $97.6 million of the aggregate proceeds from the issuance of Common Stock and the $31 million unsecured bank debt financing were utilized to fully repay the outstanding balance under the Unsecured Credit Facility and development loans. The remaining $30.9 million of the proceeds were used to fund current development.

  Dividend Reinvestment and Direct Stock Purchase Plan

In November 1997, the Company replaced its existing dividend reinvestment plan with a new dividend reinvestment and direct stock purchase plan (the "Plan"). The Plan provides that shares of the Company's Common Stock can be purchased directly from the Company at a discount from the market price (as defined in the Plan document) without brokerage commissions or service charges. Purchases are generally limited to the reinvestment of the Company's dividends and optional cash purchases of $100 to $10,000 (or any greater amount approved by the Company) per month. In December 1997, the Company received $6.5 million under the Plan for shares issued January 2, 1998.

  Schedule of Debt

The following table sets forth certain information regarding debt financing as of December 31, 1997 and 1996 (dollars in thousands):

                                                                             PRINCIPAL OUTSTANDING
                                                INTEREST                          DECEMBER 31,
                                               RATE AS OF        MATURITY    ----------------------
                                            DECEMBER 31, 1997    DATE(1)       1997         1996
                                            -----------------    --------    ---------    ---------
FIXED RATE DEBT
  MORTGAGE LOAN(2)(3).....................      5.88%             2/15/01    $120,379     $122,950
  MORTGAGE LOAN(2)(3).....................      7.71%            12/15/05      29,214       29,653
  MORTGAGE LOAN (4).......................      8.00%              9/1/05       8,557        8,638
  MORTGAGE NOTES
     Summit Hollow I......................      8.00%             11/1/18       2,243        2,286
     Summit Hollow II.....................      7.75%              1/1/29       2,566        2,587
     Summit Creekside.....................      8.00%              6/1/22       2,837        2,877
     Summit Old Town......................      8.00%              9/1/20       3,048        3,097
     Summit Eastchester...................      8.00%              5/1/21       3,814        3,872
     Summit Foxcroft......................      8.00%              4/1/20       2,728        2,788
     Summit Oak...........................      7.75%             12/1/23       2,553        2,585
     Summit Sherwood......................      7.88%              3/1/29       3,303        3,329
     Summit Radbourne.....................      9.80%              3/1/02       8,599        8,683
     Summit Sand Lake.....................      7.88%             2/15/06      14,985           --
  TAX EXEMPT MORTGAGE NOTES
     Summit Crossing......................      6.95%             11/1/25       4,162        4,213
     Summit East Ridge....................      7.25%             12/1/26       5,100        5,156
                                                                             --------     --------
          TOTAL MORTGAGE DEBT.............                                    214,088      202,714
                                                                             --------     --------
  UNSECURED NOTES
     6.80% Notes due 2002.................      6.80%             8/15/02      25,000           --
     6.63% Notes due 2003.................      6.63%            12/15/03      30,000           --
     6.95% Notes due 2004.................      6.95%             8/15/04      50,000           --
     7.20% Notes due 2007.................      7.20%             8/15/07      50,000           --
     Bank Note............................      7.85%              8/3/02      16,000       16,000
     Bank Note............................      7.61%              8/3/00      15,000       15,000
                                                                             --------     --------
          TOTAL UNSECURED NOTES...........                                    186,000       31,000
                                                                             --------     --------
          TOTAL FIXED RATE DEBT...........                                    400,088      233,714
VARIABLE RATE DEBT
  UNSECURED CREDIT FACILITY...............   LIBOR + 110          9/30/99      21,733       22,357
  TAX EXEMPT BONDS(5)
     Summit Belmont.......................      5.65%              4/1/07      11,650       11,850
     Summit Hampton.......................      5.65%              6/1/07      12,490       12,700
     Summit Pike Creek....................      5.65%             8/15/20      13,022       13,262
     Summit Gateway.......................      5.65%              7/1/07       7,100        7,300
     Summit Stony Point...................      5.65%              4/1/29       8,590        8,750
                                                                             --------     --------
       TOTAL TAX EXEMPT BONDS.............                                     52,852       53,862
                                                                             --------     --------
       TOTAL VARIABLE RATE DEBT...........                                     74,585       76,219
                                                                             --------     --------
          TOTAL OUTSTANDING INDEBTEDNESS.................................    $474,673     $309,933
                                                                             ========     ========

(1) With the exception of the Mortgage Loans referred to in Note 3 below, all the secured debt can be prepaid at any time. Prepayment of such debt is generally subject to penalty or premium; however, the tax exempt mortgage notes can be prepaid at any time without penalty or premium.

(2) Mortgage Loan secured by the following Communities:

    Summit Glen                      Summit Blue Ash                  Summit Heron's Run
    Summit Springs                   Summit Square                    Summit Perico
    Summit Village                   Summit Waterford                 Summit Providence
    Summit Highland                  Summit Del Ray                   Summit Meadow
    Summit Norcroft                  Summit Palm Lake                 Summit Windsor I

(3) The Company may elect to extend the maturity of these Mortgage Loans for a period of up to two years by providing six months' written notice. These Mortgage Loans generally may not be prepaid in whole or in part during their original term, but may be prepaid in whole or in part at any time during applicable extension periods, if any, with premium or penalty.

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

The LIBOR rate at December 31, 1997 was 5.69%.

The Company's outstanding indebtedness had an average maturity of 8.0 years as of December 31, 1997. The aggregate maturities of all outstanding debt as of December 31, 1997 for each of the years ended after December 31, 1997 are as follows (in thousands):

1998........................................................   $  5,208
1999........................................................     27,270
2000........................................................     20,855
2001........................................................    114,648
2002........................................................     52,249
Thereafter..................................................    254,443
                                                               --------
                                                               $474,673
                                                               ========

Of the significant maturities in the above table, $21.7 million relates to the expiration of the Unsecured Credit Facility in 1999; $15.0 million and $16.0 million relate to the unsecured bank notes that mature in 2000 and 2002, respectively; $111.4 million relates to a mortgage loan balloon payment in 2001; and $25 million relates to unsecured notes due in 2002.

ACQUISITIONS AND DISPOSITION

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

On February 20, 1997, the Company purchased Summit Sand Lake (formerly The Vining at Sand Lake), a 416 apartment community located in Orlando, Florida. Summit Sand Lake, built in 1995, was purchased for $26.8 million. The Company issued to the sellers 243,608 shares of Common Stock and 194,495 Units, assumed $15.2 million in debt and paid the remaining $2.7 million balance in cash.

On July 18, 1997, the Company purchased Summit Windsor II (formerly Avalon Farms), a 306 apartment community located in Frederick, Maryland. Summit Windsor II, which was developed by a predecessor entity of the Company in 1988, was purchased for $17.1 million in cash. The Summit Windsor II purchase was partially funded by the proceeds from the sale of the Summit Charleston Community in May 1997. Summit Charleston was sold for $9.5 million and a gain on the sale of approximately $4.4 million was recognized.

On December 31, 1997, the Company purchased Summit Fair Oaks (formerly Fair Oaks Gables), a 246 apartment community located in Fairfax, Virginia. Summit Fair Oaks, built in 1990, was purchased for $21.2 million in cash.

Effective March 1, 1998, the Company purchased Summit St. Clair, a 336 apartment community located in Atlanta, Georgia. Summit St. Clair completed construction in 1997 and reached rental stabilization prior to purchase. The total purchase price was approximately $26.3 million.

DEVELOPMENT ACTIVITY

The Company's developments in process at December 31, 1997 are summarized as follows (dollars in thousands):

                                                             TOTAL               ESTIMATED   ANTICIPATED
                                               APARTMENT   ESTIMATED   COST TO    COST TO    CONSTRUCTION
                  COMMUNITY                      HOMES       COSTS      DATE     COMPLETE     COMPLETION
---------------------------------------------  ---------   ---------   -------   ---------   ------------
Summit Stonefield -- Yardley, PA.............        216   $ 19,640    $18,324    $ 1,316         Q1 1998
Summit Lake I -- Raleigh, NC.................        302     19,700     17,380      2,320         Q2 1998
Summit Ballantyne II -- Charlotte, NC........        154     10,100      2,792      7,308         Q3 1998
Summit Sedgebrook II -- Charlotte, NC........        120      7,500        963      6,537         Q3 1998
Summit Doral -- Miami, Florida...............        192     17,000      3,186     13,814         Q1 1999
Summit Fair Lakes I -- Fairfax, VA...........        370     32,900     12,458     20,442         Q1 1999
Summit Governor's Village -- Chapel Hill,
  NC.........................................        242     16,400      3,696     12,704         Q1 1999
Summit New Albany I -- Columbus, OH..........        301     22,600     10,223     12,377         Q1 1999
Summit Westwood -- Raleigh, NC...............        354     24,400      3,016     21,384         Q2 1999
Other development and construction costs.....         --         --     10,294         --
                                               ---------   --------    -------    -------
                                                   2,251   $170,240    $82,332    $98,202
                                               =========   ========    =======    =======

Estimated cost to complete the development Communities represents substantially all of the Company's material commitments for capital expenditures at December 31, 1997.

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

Other development risks include the possibility of incurring additional cost or liability resulting from defects in construction materials and the possibility that financing may not be available on favorable terms, or at all, to pursue or complete development activities. Similarly, market conditions at the time these Communities become available for leasing will affect the rental rates that may be charged and the period of time necessary to achieve stabilization, which could make one or more of the development communities unprofitable or result in achieving stabilization later than currently anticipated. In addition, the Company is conducting feasibility and other pre-development work for eleven communities. The Company could abandon the development of any one or more of these potential Communities in the event that it determines that market conditions do not support development, financing is not available on favorable terms or other circumstances prevent development. Similarly, there can be no assurance that if the Company does pursue one or more of these potential Communities that it will be able to complete construction within the currently estimated development budgets or that construction can be started at the time currently anticipated.

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

The Company has a capital expenditure replacement program whereby various physical components are replaced as to maintain the Communities in normal operating condition. Certain physical components may be replaced other than at regular inspection intervals when extraordinary wear has occurred. The Company also makes capital expenditures for new physical components if these expenditures will produce sufficient revenue enhancements as to achieve acceptable returns on invested capital. There are currently no material commitments relative to renovation or improvements at existing facilities.

Capitalized expenditures for the years ended December 31, 1997, 1996 and 1995 are summarized as follows (dollars in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
Acquisition of Communities(1)..............................  $104,469    $ 21,913    $ 82,935
Construction of Communities(2).............................    95,909      88,064      58,104
Capitalized interest.......................................     5,873       4,266       3,110
Non-recurring capital expenditures.........................     4,653       2,973         864
Recurring capital expenditures:
  Exterior painting........................................     1,556       1,131         810
  Other....................................................     3,030       2,160       1,370
                                                             --------    --------    --------
          Total recurring capital expenditures.............     4,586       3,291       2,180
                                                             --------    --------    --------
                                                             $215,490    $120,507    $147,193
                                                             ========    ========    ========

(1) Includes the assumption of $15.2 million, $14.3 million and $52.6 million of debt in 1997, 1996 and 1995, respectively. Includes the issuance of Units of the Operating Partnership and shares of Common Stock with a value of $8.9 million in 1997. In addition, includes conversion of equity investment into fixed assets of $1.2 million in conjunction with the purchase of Summit Plantation in 1996 and the issuance of 1.5 million Units of the Operating Partnership with a value of $26.2 million in 1995.

(2) Includes the issuance of $2.1 million and $896,000 of Units in the Operating Partnership for the acquisition of land in 1996 and 1995, respectively.

Construction of Communities was funded primarily by development loans, equity offering proceeds and borrowings under the credit facilities. Other additions and improvements were funded primarily by Community operations and the credit facilities.

INFLATION

Substantially all of the leases at the Communities are for a term of one year or less, which, coupled with the relatively high occupancy rates, may enable the Company to seek increased rents upon renewal of existing leases or commencement of new leases. The short-term nature of these leases generally serves to reduce the risk to the Company of the adverse effect of inflation.

YEAR 2000

The Year 2000 compliance issue concerns the inability of computerized information systems to accurately calculate, store or use a date after 1999. This could result in a system failure or miscalculations causing disruptions of operations.

The Company's primary uses of software systems are its corporate accounting and property on site software. The Company's corporate accounting system is widely used in the real estate industry. A version upgrade, scheduled to be installed in the second quarter of 1998, is designed to be Year 2000 compliant. The Company is replacing its current property on site software with a new software system designed to be Year 2000 compliant. This new software is also widely used in the real estate industry. The implementation of the new on site software system started in the first quarter of 1998 and is expected to be completed by the fourth quarter of 1998. Both the corporate accounting system upgrade and the new property on site system were planned changes that would have been done regardless of Year 2000 compliance issues. The Company believes that the risk of Year 2000 compliance issues having a material impact on its operations is not significant. The primary cost of Year 2000 compliance will be the cost of the new property on site software installation which is estimated to be approximately $300,000. However, if the Company's efforts to upgrade its corporate accounting software and to replace its current property on site software are not completed on time, or if the costs associated therewith exceed the Company's current estimates, the Year 2000 issue could have a material impact on the Company's ability to meet its financial and reporting requirements and/or on its financial results. Further, no estimates can be made as to any potential adverse impact resulting from the failure of residents or third-party service providers and vendors to prepare for the Year 2000. The cost and timing of third-party Year 2000 compliance is not within the Company's control and no assurances can be given with respect to the cost or timing of such efforts or the potential effects of any failure to comply.

FUNDS FROM OPERATIONS

The White Paper on Funds from Operations approved by the Board of Governors of NAREIT in March 1995 defines Funds from Operations as net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company computes Funds from Operations in accordance with the standards established by the White Paper, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. Funds Available for Distribution is defined as Funds from Operations less capital expenditures funded by operations. The Company's methodology for calculating Funds Available for Distribution may differ from the methodology for calculating Funds Available for Distribution utilized by other REITs, and accordingly, may not be comparable to other REITs. Funds from Operations and Funds Available for Distribution do not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, property acquisitions, development, dividends and distributions or other commitments and uncertainties. Funds from Operations and Funds Available for Distribution should not be considered as alternatives to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor are they indicative of funds available to fund the Company's cash needs, including its ability to make dividends/distributions. The Company believes Funds from Operations and Funds Available for Distribution are helpful to investors as measures of the performance of the Company because, along with cash flows from operating activities, financing activities and investing activities, they provide investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures.

Funds from Operations and Funds Available for Distribution are calculated as follows (dollars in thousands):

                                                           1997          1996          1995
                                                        -----------   -----------   -----------
Net income............................................  $    27,116   $    16,948   $    11,819
Extraordinary items, net of minority interest.........           --           516           439
Minority interest of Unitholders in Operating
  Partnership.........................................        4,818         3,723         2,793
Net gain on sale of assets............................       (4,366)
                                                        -----------   -----------   -----------
  Adjusted net income.................................       27,568        21,187        15,051
Depreciation:
  Real estate assets..................................       22,633        18,171        15,021
  Summit Plantation...................................           --            33            76
                                                        -----------   -----------   -----------
Funds from Operations.................................       50,201        39,391        30,148
  Recurring capital expenditures(1)(3)................       (4,586)       (3,291)       (2,180)
                                                        -----------   -----------   -----------
Funds Available for Distribution......................  $    45,615   $    36,100   $    27,968
                                                        ===========   ===========   ===========
Non-recurring capital expenditures(2)(3)..............  $     4,653   $     2,973   $       864
                                                        ===========   ===========   ===========
Cash Flow Provided By (Used In):
  Operating Activities................................  $    55,947   $    41,176   $    30,994
  Investing Activities................................     (175,907)     (103,971)      (63,734)
  Financing Activities................................      119,858        63,579        34,440
Weighted average shares outstanding -- basic..........   23,145,881    18,887,744    14,749,682
                                                        ===========   ===========   ===========
Weighted average shares and units
  outstanding -- basic................................   27,257,637    22,914,068    18,112,009
                                                        ===========   ===========   ===========
Weighted average shares outstanding -- diluted........   23,182,302    18,914,674    14,754,337
                                                        ===========   ===========   ===========
Weighted average shares and units
  outstanding -- diluted..............................   27,294,058    22,940,998    18,116,664
                                                        ===========   ===========   ===========

(1) Recurring capital expenditures include exterior paint in the amount of $1.6 million, $1.1 million and $810,000 in 1997, 1996 and 1995, respectively.

(2) Non-recurring capital expenditures include major renovations, primarily at eight Communities, in the amount of $4.0 million in 1997 and $1.7 million in 1996; additional garages in the amount of $250,000, $578,000 and $153,000 in 1997, 1996 and 1995, respectively; and access gates, water meters and washer/dryers of $395,000 in 1997 and $413,000 in 1996. In addition, 1995 included $706,000 of improvements at acquisition Communities.

(3) Recurring capital expenditures are expected to be funded from operations and consist primarily of exterior painting, new appliances, vinyl, blinds, tile, and wallpaper. In contrast, non-recurring capital expenditures, such as major improvements, new garages and access gates, are expected to be funded by financing activities and therefore are not included in the calculation of Funds Available for Distribution.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are contained on the pages indicated on the Index to Financial Statements and Supplementary Data on page 36 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 12, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 12, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 12, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 12, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a) Financial Statements and Financial Statement Schedule

The consolidated financial statements and financial statement schedule of the Company are listed in the Index to Financial Statements and Supplementary Data on page 36 of this Report.

       (b) Reports on Form 8-K

On December 16, 1997, the Company filed a Current Report on Form 8-K relating to the Operating Partnership's $30 million senior unsecured debt offering underwritten by J.P. Morgan & Co., and a Form 8-K/A-1 was filed on December 17, 1997 to amend such Form 8-K to include certain definitive exhibits.

       (c) Exhibits

As noted below, certain of the exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Company and are incorporated by reference herein.

EXHIBIT NO.                                DESCRIPTION
-----------                                -----------
 3.1               Articles of Incorporation of the Company. (Incorporated by
                   reference to Exhibit 3.1 to the Company's Registration
                   Statement on Form S-11, Registration No. 33-90706).
 3.2               Bylaws of the Company. (Incorporated by reference to Exhibit
                   3.2 to the Company's Registration Statement on Form S-11,
                   Registration No. 33-90706).
 4.1               Indenture dated as of August 7, 1997 between the Operating
                   Partnership and First Union National Bank, relating to the
                   Operating Partnership's Senior Debt Securities.
                   (Incorporated by reference to Exhibit 4.1 to the Operating
                   Partnership's Current Report on Form 8-K filed on August 11,
                   1997, File No. 000-22411).
 4.2               Supplemental Indenture No. 1, dated as of August 12, 1997
                   between the Operating Partnership and First Union National
                   Bank. (Incorporated by reference to Exhibit 4.1 to the
                   Operating Partnership's Amended Current Report on Form
                   8-K/A-1 filed on August 18, 1997, File No. 000-22411).
 4.3               Supplemental Indenture No. 2, dated as of December 17, 1997 between the Operating Partnership and First Union National
                   Bank. (Incorporated by reference to Exhibit 4.1 to the
                   Operating Partnership's Amended Current Report on Form
                   8-K/A-1 filed on December 17, 1997, File No. 000-22411).
 4.4               The Operating Partnership's 6.80% Note due 2002, dated
                   August 12, 1997. (Incorporated by reference to Exhibit 4.2 to the Operating Partnership's Amended Current Report on
                   Form 8-K/A-1 filed on August 18, 1997, File No. 000-22411).
 4.5               The Operating Partnership's 6.95% Note due 2004, dated
                   August 12, 1997. (Incorporated by reference to Exhibit 4.3 to the Operating Partnership's Amended Current Report on
                   Form 8-K/A-1 filed on August 18, 1997, File No. 000-22411).
 4.6               The Operating Partnership's 7.20% Note due 2007, dated
                   August 12, 1997. (Incorporated by reference to Exhibit 4.4 to the Operating Partnership's Amended Current Report on
                   Form 8-K/A-1 filed on August 18, 1997, File No. 000-22411).
 4.7               The Operating Partnership's 6.63% Note due 2003, dated
                   December 17, 1997. (Incorporated by reference to Exhibit 4.2 to the Operating Partnership's Amended Current Report on
                   Form 8-K/A-1 filed on December 17, 1997, File No.
                   000-22411).
10.1.1             Agreement of Limited Partnership of the Operating
                   Partnership, as amended. (Incorporated by reference to
                   Exhibit 3.1 to the Operating Partnership's Registration
                   Statement on Form 10, dated April 21, 1997, filed pursuant to the Securities Exchange Act of 1934, as amended, File No.
                   000-22411).
10.1.2             Tenth Amendment to the Agreement of Limited Partnership of
                   the Operating Partnership. (Incorporated by reference to
                   Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
                   for the fiscal quarter ended June 30, 1997, File No.
                   001-12792).

EXHIBIT NO.                                DESCRIPTION
-----------                                -----------
10.2               Articles of Incorporation of Summit Management Company.
                   (Incorporated by reference to Exhibit 10.3 to the Company's
                   Annual Report on Form 10-K for the fiscal year ended
                   December 31, 1993, File No. 001-12792).
10.3               Bylaws of Summit Management Company. (Incorporated by
                   reference to Exhibit 10.4 to the Company's Annual Report on
                   Form 10-K for the fiscal year ended December 31, 1993, File
                   No. 001-12792).
10.4               Summit Properties Inc. 1994 Stock Option and Incentive Plan.
                   (Incorporated by reference to Exhibit 10.6 to the Company's
                   Registration Statement on Form S-11, Registration No. 33-
                   90706).
10.5               Summit Properties Inc. 1996 Non-Qualified Employee Stock
                   Purchase Plan. (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-8,
                   Registration No. 333-00078).
10.6               Indemnification Agreement, dated January 29, 1994, among the
                   Company, the Operating Partnership and the individuals named therein. (Incorporated by reference to Exhibit 10.16 to the
                   Company's Annual Report on Form 10-K for the fiscal year
                   ended December 31, 1993, File No. 001-12792).
10.7.1             Employment Agreement between the Company and William F.
                   Paulsen (filed herewith).
10.7.2             Employment Agreement between the Company and William B.
                   McGuire, Jr. (filed herewith).
10.7.3             Employment Agreement between the Company and Raymond V.
                   Jones (filed herewith).
10.7.4             Employment Agreement between the David F. Tufaro (filed
                   herewith).
10.7.5             Employment Agreement between the Company and John C. Moore
                   (filed herewith).
10.7.6             Employment Agreement between the Company and Michael G.
                   Malone (filed herewith).
10.7.7             Employment Agreement between the Company and Keith L.
                   Downey. (Incorporated by reference to Exhibit 10.12.4 to the
                   Company's Annual Report on Form 10-K for the fiscal year
                   ended December 31, 1993, File No. 001-12792).
10.7.8             Employment Agreement between the Company and Christopher A.
                   Hughes. (Incorporated by reference to Exhibit 10.12.3 to the
                   Company's Annual Report on Form 10-K for the fiscal year
                   ended December 31, 1993, File No. 001-12792).
10.7.9             Employment Agreement between the Company and William B.
                   Hamilton (filed herewith).
10.7.10            Employment Agreement between the Company and Michael L.
                   Schwarz (filed herewith).
10.8.1             Noncompetition Agreement between the Company and William F.
                   Paulsen (filed herewith).
10.8.2             Noncompetition Agreement between the Company and William B.
                   McGuire, Jr. (filed herewith).
10.8.3             Noncompetition Agreement between the Company and Raymond V.
                   Jones (filed herewith).
10.8.4             Noncompetition Agreement between the Company and Keith H.
                   Kuhlman (filed herewith).
10.8.5             Noncompetition Agreement between the Company and David F.
                   Tufaro (filed herewith).
10.8.6             Noncompetition Agreement between the Company and John T.
                   Gray (filed herewith).
10.8.7             Noncompetition Agreement between the Company and John C.
                   Moore (filed herewith).
10.8.8             Noncompetition Agreement between the Company and Michael G.
                   Malone (filed herewith).
10.8.9             Noncompetition Agreement between the Company and William B.
                   Hamilton (filed herewith).
10.8.10            Noncompetition Agreement between the Company and Michael L.
                   Schwarz (filed herewith).
10.9.1             Executive Severance Agreement between the Company and
                   William F. Paulsen (filed herewith).
10.9.2             Executive Severance Agreement between the Company and
                   William B. McGuire, Jr. (filed herewith).
10.9.3             Executive Severance Agreement between the Company and
                   Michael L. Schwarz (filed herewith).
10.9.4             Executive Severance Agreement between the Company and
                   Raymond V. Jones (filed herewith).

EXHIBIT NO.                                DESCRIPTION
-----------                                -----------
10.9.5             Executive Severance Agreement between the Company and
                   William B. Hamilton (filed herewith).
10.10              $2,500,000 Promissory Note, dated February 15, 1994 and
                   maturing on February 15, 2004, between Summit Management
                   Company and Old Summit Management Company. (Incorporated by
                   reference to Exhibit 10.17 to the Company's Annual Report on
                   Form 10-K for the fiscal year ended December 31, 1993, File
                   No. 001-12792).
10.11.1            $125,000,000 Promissory Note, dated February 15, 1994 and
                   maturing on February 15, 2001, between the Company and The
                   Northwestern Mutual Life Insurance Company. (Incorporated by
                   reference to Exhibit 10.18.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993,
                   File No. 001-12792).
10.11.2            Mortgage and Security Agreement and Financing Statement,
                   dated February 15, 1994, between the Company and The
                   Northwestern Mutual Life Insurance Company. (Incorporated by
                   reference to Exhibit 10.18.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993,
                   File No. 001-12792).
10.11.3            $30,000,000 Promissory Note, dated December 21, 1995 between the Operating Partnership and The Northwestern Mutual Life
                   Insurance Company (filed herewith).
10.12              $31,000,000 Loan Agreement, dated July 31, 1996, between the
                   Operating Partnership and Wachovia Bank of North Carolina,
                   N.A. (Incorporated by reference to Exhibit 10.34 to the
                   Company's Quarterly Report on Form 10-Q for the fiscal
                   quarter ended September 30, 1996, File No. 001-12792).
10.13.1            $150,000,000 Credit Agreement, dated November 18, 1996,
                   among the Operating Partnership, First Union National Bank of North Carolina and Wachovia Bank of North Carolina, N.A.
                   (Incorporated by reference to Exhibit 10.35 to the Company's
                   Annual Report on Form 10-K for the fiscal year ended
                   December 31, 1996, file No. 001-12792).
10.13.2            First Amendment to $150,000,000 Credit Agreement dated July
                   24, 1997, among the Operating Partnership, First Union
                   National Bank of North Carolina and Wachovia Bank of North
                   Carolina, N.A. (Incorporated by reference to the Operating
                   Partnership's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997, File No. 000-22411).
10.14.1            Promissory Note and Security Agreement, dated January 28,
                   1998 between the Company and Michael L. Schwarz (filed
                   herewith).
10.14.2            Promissory Note and Security Agreement, dated January 28,
                   1998 between the Company and William B. Hamilton (filed
                   herewith).
10.14.3            Form of Promissory Note and Security Agreement between the
                   Company and the employees named in the Schedule thereto
                   (filed herewith).
10.15.1            Registration Rights Agreement, dated October 12, 1994
                   between the Company and PK Partners, L.P. (filed herewith).
10.15.2            Registration Rights Agreement, dated February 8, 1994,
                   between the Company and the Continuing Investors named
                   therein. (Incorporated by reference to Exhibit 10.2 to the
                   Company's Annual Report on Form 10-K for the fiscal year
                   ended December 31, 1993, File No. 001-12792).
10.15.3            Registration Rights Agreement, dated December 11, 1995,
                   between the Company and Bissell Ballantyne, LLC.
                   (Incorporated by reference to Exhibit 10.2 to the Company's
                   Registration Statement on Form S-3, Registration No.
                   333-24669).
10.15.4            Registration Rights Agreement, dated January 10, 1996, among the Company, Joseph H. Call and Gary S. Cangelosi.
                   (Incorporated by reference to Exhibit 10.2 to the Company's
                   Registration Statement on Form S-3, Registration No.
                   333-24669).

EXHIBIT NO.                                DESCRIPTION
-----------                                -----------
10.15.5            Registration Rights Agreement, dated February 20, 1997,
                   among the Company, The Northwestern Mutual Life Insurance
                   Company, J. Ronald Terwilliger, J. Ronald Terwilliger
                   Grantor Trust, Crow Residential Realty Investors, L.P.,
                   Douglas A. Hoeksema, Randy J. Pace, Clifford A. Breining,
                   TCF Residential Partnership, Ltd. and Trammell S. Crow.
                   (Incorporated by reference to Exhibit 10.2 to the Company's
                   Registration Statement on Form, Registration No. 333-24669).
10.15.6            Registration Rights Agreement, dated May 16, 1995, between the Company and the individuals named therein executed in
                   connection with the Crosland Acquisition (filed herewith).
10.16              Agreement to Contribute, dated February 13, 1995, between
                   the Company, the Operating Partnership and Crosland
                   Partnerships. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 16, 1995,
                   File No. 001-12792).
12.1               Statement Regarding Calculation of Ratios of Earnings to
                   Fixed Charges for the Years Ended December 31, 1997, 1996,
                   1995, 1994 and 1993 (filed herewith).
21.1               Subsidiaries of the Company (filed herewith).
23.1               Consent of Deloitte & Touche LLP. (Included in the
                   Independent Auditors' Report dated January 21, 1998 on page
                   37 of this Annual Report on Form 10-K for the fiscal year
                   ended December 31, 1997 File No. 001-12792).
27                 Financial Data Schedule (filed herewith).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Summit Properties Inc. certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Charlotte, North Carolina on March 16, 1998.

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

                     SIGNATURES                                    TITLE                    DATE
                     ----------                                    -----                    ----

/s/ WILLIAM B. MCGUIRE, JR.                            Chairman of the Board of       March 16, 1998
-----------------------------------------------------    Directors
William B. McGuire, Jr.

/s/ WILLIAM F. PAULSEN                                 President, Chief Executive     March 16, 1998
-----------------------------------------------------    Officer and Director
William F. Paulsen                                       (Principal Executive
                                                         Officer)

/s/ MICHAEL L. SCHWARZ                                 Chief Financial Officer        March 16, 1998
-----------------------------------------------------    (Principal Financial
Michael L. Schwarz                                       Officer and Principal
                                                         Accounting Officer)

/s/ JOHN CROSLAND, JR.                                 Director                       March 16, 1998
-----------------------------------------------------
John Crosland, Jr.

/s/ HENRY H. FISHKIND                                  Director                       March 16, 1998
-----------------------------------------------------
Henry H. Fishkind

/s/ JAMES H. HANCE, JR.                                Director                       March 16, 1998
-----------------------------------------------------
James H. Hance, Jr.

/s/ NELSON SCHWAB, III                                 Director                       March 16, 1998
-----------------------------------------------------
Nelson Schwab, III

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of the Company required to be included in
Item 14(a)(1) are listed below:

SUMMIT PROPERTIES INC.

                                                                PAGE
                                                                ----
Independent Auditors' Report................................     37

Consolidated Balance Sheets as of December 31, 1997 and
  1996......................................................     38

Consolidated Statements of Earnings for the Years Ended
  December 31, 1997, 1996 and 1995..........................     39

Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1997, 1996 and 1995..............     40

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997, 1996 and 1995..........................     41

Notes to Consolidated Financial Statements..................     42

The following financial statement supplementary data of the Company required to be included in Item 14(a)(2) is listed below:

Schedule III -- Real Estate and Accumulated Depreciation....     54

All other schedules are omitted because they are not applicable or not required.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Summit Properties Inc.
Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Summit Properties Inc. as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We consent to the incorporation by reference of the above report in Registration Statement Nos. 33-90704, 33-24669, 33-93540, 333-25575, and 333-38369 on Form
S-3, and Registration Statement Nos. 33-88202 and 333-78 on Form S-8 of Summit Properties Inc.

DELOITTE & TOUCHE LLP

Charlotte, North Carolina
January 21, 1998
(March 6, 1998 as to Note 7)

                             SUMMIT PROPERTIES INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
ASSETS
Real estate assets:
  Land and land improvements................................  $133,316    $102,605
  Buildings and improvements................................   643,812     472,996
  Furniture, fixtures and equipment.........................    53,573      43,021
                                                              --------    --------
                                                               830,701     618,622
  Less: accumulated depreciation............................  (105,979)    (85,651)
                                                              --------    --------
          Operating real estate assets......................   724,722     532,971
  Construction in progress..................................    82,332      86,157
                                                              --------    --------
          Net real estate assets............................   807,054     619,128
Cash and cash equivalents...................................     3,563       3,665
Restricted cash.............................................     3,180       4,121
Investment in Summit Management Company.....................     1,212         687
Deferred financing costs, net of accumulated amortization of
  $3,495 and $2,441 in 1997 and 1996, respectively..........     7,378       4,675
Other assets................................................     2,906       2,715
                                                              --------    --------
Total assets................................................  $825,293    $634,991
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes payable.............................................  $474,673    $309,933
  Accrued interest payable..................................     4,916       1,318
  Accounts payable and accrued expenses.....................    19,945       7,257
  Dividends and distributions payable.......................    11,030      10,244
  Security deposits and prepaid rents.......................     3,561       3,196
                                                              --------    --------
          Total liabilities.................................   514,125     331,948
                                                              --------    --------
Commitments and contingencies
Minority interest...........................................    45,329      45,829
Stockholders' equity:
  Common stock, $.01 par value -- 100,000,000 authorized,
     23,411,086 and 22,409,638 shares issued and outstanding
     in 1997 and 1996, respectively.........................       234         224
  Additional paid-in capital................................   361,731     342,872
  Accumulated deficit.......................................   (95,120)    (85,068)
  Unamortized restricted stock compensation.................    (1,006)       (814)
                                                              --------    --------
          Total stockholders' equity........................   265,839     257,214
                                                              --------    --------
Total liabilities and stockholders' equity..................  $825,293    $634,991
                                                              ========    ========

See notes to consolidated financial statements.

                             SUMMIT PROPERTIES INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1997           1996           1995
                                                      -----------    -----------    -----------
Revenues:
  Rental............................................  $   109,827    $    88,864    $    70,773
  Other property income.............................        6,179          4,683          3,356
  Interest..........................................          392            558            461
  Other income......................................          279            384            404
                                                      -----------    -----------    -----------
          Total revenues............................      116,677         94,489         74,994
                                                      -----------    -----------    -----------
Expenses:
  Property operating and maintenance:
     Personnel......................................        9,278          8,368          6,640
     Advertising and promotion......................        2,095          1,417            698
     Utilities......................................        5,033          4,115          3,432
     Building repairs and maintenance...............        8,790          7,547          6,116
     Real estate taxes and insurance................       10,721          8,823          6,965
     Depreciation...................................       22,652         18,208         15,141
     Property supervision...........................        2,783          2,240          1,848
     Other operating expenses.......................        3,332          2,716          2,313
                                                      -----------    -----------    -----------
                                                           64,684         53,434         43,153
  Interest..........................................       21,959         17,138         14,802
  General and administrative........................        2,740          2,557          1,949
  Loss (income) on equity investments:
     Summit Management Company......................         (274)           173             80
     Real estate joint venture......................           --             --            (41)
                                                      -----------    -----------    -----------
          Total expenses............................       89,109         73,302         59,943
                                                      -----------    -----------    -----------
Income before gain on sale of real estate assets,
  minority interest of unitholders in Operating
  Partnership and extraordinary items...............       27,568         21,187         15,051
  Gain on sale of real estate assets................        4,366             --             --
                                                      -----------    -----------    -----------
Income before minority interest of unitholders in
  Operating Partnership and extraordinary items.....       31,934         21,187         15,051
Minority interest of unitholders in Operating
  Partnership.......................................       (4,818)        (3,723)        (2,793)
                                                      -----------    -----------    -----------
Income before extraordinary items...................       27,116         17,464         12,258
Extraordinary items, net of minority interest of
  unitholders in Operating Partnership..............           --           (516)          (439)
                                                      -----------    -----------    -----------
Net income..........................................  $    27,116    $    16,948    $    11,819
                                                      ===========    ===========    ===========
Per share data:
  Income before extraordinary items -- basic and
     diluted........................................  $      1.17    $      0.92    $      0.83
                                                      ===========    ===========    ===========
  Net income -- basic and diluted...................  $      1.17    $      0.90    $      0.80
                                                      ===========    ===========    ===========
  Dividends declared................................  $      1.59    $      1.55    $      1.51
                                                      ===========    ===========    ===========
  Weighted average shares -- basic..................   23,145,881     18,887,744     14,749,682
                                                      ===========    ===========    ===========
  Weighted average shares -- diluted................   23,182,302     18,914,674     14,754,337
                                                      ===========    ===========    ===========

See notes to consolidated financial statements.

                             SUMMIT PROPERTIES INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                              UNAMORTIZED
                                                 ADDITIONAL                    RESTRICTED
                                       COMMON      PAID IN     ACCUMULATED       STOCK
                                        STOCK      CAPITAL       DEFICIT      COMPENSATION        TOTAL
                                       -------   -----------   ------------   ------------   ---------------
Balance, January 1, 1995.............  $   124   $   175,670   $    (60,269)                 $       115,525
  Dividends..........................       --            --        (23,325)                         (23,325)
  Proceeds of public offering, net of
     underwriting discount and
     offering costs..................       40        65,897             --                           65,937
  Proceeds from dividend plan........       --           240             --                              240
  Conversion of units to shares......        1         1,013             --                            1,014
  Issuance of stock grants...........       --            28             --                               28
  Adjustment for minority interest of
     unitholders in Operating
     Partnership.....................       --         4,216             --                            4,216
  Net income.........................       --            --         11,819                           11,819
                                       -------   -----------   ------------   ------------   ---------------
Balance, December 31, 1995...........      165       247,064        (71,775)                         175,454
  Dividends..........................       --            --        (30,241)                         (30,241)
  Proceeds of public offering, net of
     underwriting discount and
     offering costs..................       58        97,576             --                           97,634
  Proceeds from dividend and stock
     purchase plans..................       --         1,597             --                            1,597
  Conversion of units to shares......       --           167             --                              167
  Exercise of stock options..........       --           287             --                              287
  Issuance of restricted stock
     grants..........................        1         1,015             --   $     (1,016)               --
  Amortization of restricted stock
     grants..........................       --            --             --            202               202
  Adjustment for minority interest of
     unitholders in Operating
     Partnership.....................       --        (4,834)            --             --            (4,834)
  Net income.........................       --            --         16,948             --            16,948
                                       -------   -----------   ------------   ------------   ---------------
Balance, December 31, 1996...........      224       342,872        (85,068)          (814)          257,214
  Dividends..........................       --            --        (37,168)            --           (37,168)
  Issuance of stock..................        6        11,740             --             --            11,746
  Costs of shelf registrations.......       --          (616)            --             --              (616)
  Proceeds from dividend and stock
     purchase plans..................        2         3,605             --             --             3,607
  Conversion of units to shares......        2         3,911             --                            3,913
  Exercise of stock options..........       --           851             --                              851
  Issuance of restricted stock
     grants..........................                    546             --           (546)               --
  Amortization of restricted stock
     grants..........................       --            --             --            354               354
  Adjustment for minority interest of
     unitholders in Operating
     Partnership.....................       --        (1,178)            --             --            (1,178)
  Net income.........................       --            --         27,116             --            27,116
                                       -------   -----------   ------------   ------------   ---------------
Balance, December 31, 1997...........  $   234   $   361,731   $    (95,120)  $     (1,006)  $       265,839
                                       =======   ===========   ============   ============   ===============

See notes to consolidated financial statements.

                             SUMMIT PROPERTIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1997        1996       1995
                                                              ---------   --------   ---------
Cash flows from operating activities:
  Net income................................................  $  27,116   $ 16,948   $  11,819
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Extraordinary items....................................         --        516         439
     (Income) loss on equity investments....................       (274)       173          39
     Gain on sale of real estate assets.....................     (4,366)        --          --
     Depreciation and amortization..........................     23,897     19,183      15,978
     Decrease in restricted cash............................        941        235         575
     Increase in other assets...............................       (162)      (866)       (992)
     Increase (decrease) in accrued interest payable........      3,581        333         (47)
     Increase in accounts payable and accrued expenses......        517        386         209
     Increase (decrease) in security deposits and prepaid
       rents................................................       (121)       545         181
     Increase in minority interest of unitholders in
       Operating Partnership................................      4,818      3,723       2,793
                                                              ---------   --------   ---------
          Net cash provided by operating activities.........     55,947     41,176      30,994
                                                              ---------   --------   ---------
Cash flows from investing activities:
  Construction of real estate assets and land acquisitions,
     net of payables........................................    (91,665)   (87,081)    (52,499)
  Purchase of Communities...................................    (78,870)    (6,360)     (5,081)
  Proceeds from sale of Community...........................      9,209         --          --
  Capitalized interest......................................     (5,873)    (4,266)     (3,110)
  Recurring capital expenditures............................     (4,586)    (3,291)     (2,180)
  Non-recurring capital expenditures, net of payables.......     (4,122)    (2,973)       (864)
                                                              ---------   --------   ---------
          Net cash used in investing activities.............   (175,907)  (103,971)    (63,734)
                                                              ---------   --------   ---------
Cash flows from financing activities:
  Debt proceeds, net of underwriters discount, offering and
     related costs..........................................    302,240     89,359      97,075
  Debt repayments...........................................   (156,533)   (90,783)   (101,650)
  Dividends and distributions to unitholders................    (42,971)   (34,000)    (26,157)
  Payment of financing costs................................        (32)      (515)     (1,033)
  Issuance of stock.........................................      6,812         --          --
  Exercise of stock options.................................        851        287          --
  Common stock offering proceeds, net of underwriters
     discount and related costs.............................         --     97,634      65,937
  Advance proceeds from direct stock purchase plan..........      6,500         --          --
  Shelf registration costs..................................       (616)        --          --
  Proceeds from dividend and stock purchase plans...........      3,607      1,597         268
                                                              ---------   --------   ---------
          Net cash provided by financing activities.........    119,858     63,579      34,440
                                                              ---------   --------   ---------
Net increase (decrease) in cash and cash equivalents........       (102)       784       1,700
Cash and cash equivalents, beginning of year................      3,665      2,881       1,181
                                                              ---------   --------   ---------
Cash and cash equivalents, end of year......................  $   3,563   $  3,665   $   2,881
                                                              =========   ========   =========
Supplemental disclosure of cash flow information -- Cash
  paid for interest, net of capitalized interest............  $  17,321   $ 15,780   $  13,762
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

In June 1995, the Company completed the sale of 4 million shares of Common Stock, ("1995 Offering"). In August 1996, the Company completed the sale of 5.75 million shares of Common Stock, ("1996 Offering"). The net proceeds of $65.9 million and $97.6 million from the 1995 and 1996 Offerings, respectively, were used to repay mortgage debt and to fund the construction of development communities.

2.  BASIS OF PRESENTATION

In conjunction with the Initial Offering, construction, management and leasing activities for third parties were transferred to Summit Management Company (the "Management Company") and its wholly-owned subsidiary, Summit Apartment Builders (the "Construction Company"). The Operating Partnership has a 99% economic interest in the Management Company but controls only 1% of the voting stock. The remaining 99% of the voting stock is held by an executive officer of the Company, which stock is subject to certain restrictions on transfer designed to ensure that the holder of the Management Company's voting stock will have interests aligned with those of the Company. Because of the Company's ability to exercise significant influence, the Management Company is accounted for on the equity method of accounting.

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

All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements of the Company have been adjusted for the minority interest of unitholders in the Operating Partnership. Minority interest of unitholders in the Operating Partnership is calculated at the balance sheet date based upon the percentage of Units outstanding owned by partners other than the Company to the total number of Units outstanding. Minority interest of unitholders in Operating Partnership earnings is calculated based on the weighted average Units outstanding during the period. Units can be exchanged for cash, or at the option of the Company, for shares of Common Stock on a one-to-one basis. It is the Company's prior practice and current intention to redeem Units only for shares of Common Stock on a one-for-one basis. With respect to Units issued in conjunction with the initial formation of the Company as a REIT, the redemption of Units for shares of Common Stock is recorded at book value. With respect to Units issued subsequent to that date, the redemption of Units for shares of Common Stock is accounted for as the purchase of a minority interest and, therefore, recorded at the fair market value of the shares of Common Stock issued at the date of the redemption.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REAL ESTATE ASSETS AND DEPRECIATION -- Real estate assets are stated at depreciated cost reduced for any estimated impairment in value of which management believes there is none at December 31, 1997 and 1996.

Expenditures directly related to the acquisition, development and improvement of real estate assets are capitalized at cost as land, buildings and improvements. Improvements are broken down into recurring capital expenditures and non-recurring capital expenditures. Non-recurring capital expenditures primarily consist of the cost of improvements such as new garages, water submeters and improvements made in conjunction with acquisitions and major renovations. All other improvements are deemed as recurring capital expenditures.

Ordinary repairs and maintenance, including carpet replacements and interior painting, are expensed as incurred; major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over the estimated useful lives of the properties (buildings -- 40 years; land improvements -- 15 years; furniture, fixtures and equipment -- 5 to 7 years).

The Company records its real estate assets at cost less accumulated depreciation and adjusts carrying value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", which the Company adopted in 1996. SFAS No. 121 requires that long-lived assets such as real estate assets be reviewed whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. If the sum of the estimated future net cash flows (undiscounted and without interest charges) from an asset to be held and used is less than the book value of the asset, an impairment loss must be recognized in the amount of the difference between book value and fair value as opposed to the difference between book value and net realizable value under the previous accounting standard. For long-term assets like apartment communities, the determination of whether there is an impairment loss is dependent primarily on the Company's estimates on occupancy, rent and expense increases, which involves numerous assumptions and judgments as to future events over a period of many years. Assets to be disposed of are reported at the lower of carrying value or fair value less costs to sell. At December 31, 1997 the Company does not hold any assets that meet the impairment criteria of SFAS No. 121.

RENTAL REVENUE RECOGNITION -- The Company leases its residential properties under operating leases with terms generally one year or less. Rental revenue is recognized on the accrual method of accounting as earned.

PROPERTY MANAGEMENT -- The Management Company provides property management services for both Company owned properties as well as properties owned by third parties and recognizes revenue when earned, as the services are provided.

CASH AND CASH EQUIVALENTS -- For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

RESTRICTED CASH -- Restricted cash is comprised primarily of resident security deposits, bond repayment escrows and replacement reserve escrows.

DEFERRED FINANCING COSTS -- Deferred financing costs include fees and costs incurred in conjunction with long-term financings and are amortized on the straight-line method over the terms of the related debt. Such amortization is included in interest expense in the accompanying consolidated statements of earnings.

INTEREST AND REAL ESTATE TAXES -- Interest and real estate taxes incurred during the construction period are capitalized and depreciated over the lives of the constructed assets. Interest capitalized was $5.9 million, $4.3 million and $3.1 million for the years ended December 31, 1997, 1996 and 1995, respectively.

ADVERTISING COSTS -- The Company expenses advertising costs as incurred.

INCOME TAXES -- The Company elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company generally will not be subject to federal and state income taxation at the corporate level to the extent it distributes annually at least 95% of its taxable income, as defined in the Code, to its stockholders and satisfies certain other requirements. Accordingly, no provision has been made for federal and state income taxes in the accompanying consolidated financial statements.

Financial Accounting Standard No. 109, "Accounting for Income Taxes" requires a public enterprise to disclose the aggregate difference in the basis of its net assets for financial and tax reporting purposes. The carrying value reported in the Company's consolidated financial statements exceeded the tax basis by approximately $25.3 million and $24.1 million, as of December 31, 1997 and 1996, respectively. The change between December 31, 1997 and 1996 was primarily due to financial depreciation exceeding tax depreciation by approximately $6.2 million, offset by the financial reporting basis exceeding the tax basis by $7.2 million for the Company's 1997 Acquisitions and certain property improvements.

A portion of the Company's dividends is deemed as return of capital for shareholder income tax purposes. The percentage of dividends that was return of capital was 25%, 21% and 26% for each of the years ended December 31, 1997, 1996 and 1995, respectively.

PER SHARE DATA -- Basic earnings per share with respect to the Company for the years ended December 31, 1997, 1996 and 1995 are computed based upon the weighted average number of shares outstanding during the period. In February 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 "Earnings Per Share." This pronouncement specifies the computation, presentation and disclosure requirements for earnings per share. The new standard had no impact on the Company's financial statements as the "basic" and "diluted" earnings per share disclosure required by the pronouncement were the same as "primary" earnings per share previously required. The only difference in "basic" and "diluted" weighted average shares is the dilutive effect of the Company's stock options outstanding (36,421, 26,930 and 4,655 shares added to weighted shares outstanding in 1997, 1996 and 1995, respectively).

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

4. PROPERTY MANAGEMENT AND RELATED PARTY TRANSACTIONS

In conjunction with the Formation, construction, management and leasing activities for third parties were transferred to the Management Company and the Construction Company, which is accounted for using the equity method of accounting.

The Management Company provides management services to the Company. Total fees for management services were $3.1 million, $2.4 million and $1.9 million for the years ended December 31, 1997, 1996 and 1995, respectively.

In addition, the Management Company provides management services to apartment communities in which executive officers and certain directors of the Company are general partners. The Management Company received management fees of approximately $214,000, $267,000 and $294,000 for the performance of such services for the years ended December 31, 1997, 1996 and 1995, respectively.

Construction Company revenue consists of contracts with the Company. Revenue from contracts with the Company was $1.1 million, $524,000 and $311,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The Company has a $4.6 million and $1.3 million construction contract payable to the Construction Company as of December 31, 1997 and 1996, respectively.

The Company's investment in the Management Company as of December 31, 1997 and 1996, reported on the equity method, includes the amounts shown below. The Company's investment in the Management Company is not considered material to the consolidated financial statements of the Company taken as a whole (in thousands):

                                                               1997         1996
                                                              -------      -------
Equity investment...........................................  $   242      $   (32)
Note receivable.............................................    2,500        2,500
Deferred gain on sale of third party contract rights........   (1,530)      (1,781)
                                                              -------      -------
                                                              $ 1,212      $   687
                                                              =======      =======

5.  NOTES PAYABLE

Notes payable consist of the following (in thousands):

                                                        INTEREST          PRINCIPAL OUTSTANDING
                                                       RATE AS OF              DECEMBER 31,
                                                      DECEMBER 31,        ----------------------
                                                          1997              1997         1996
                                                      ------------        ---------    ---------
FIXED RATE DEBT
-----------------
  Mortgage Loan.....................................     5.88%            $120,379     $122,950
  Mortgage Loan.....................................     7.71%              29,214       29,653
  Mortgage Loan.....................................     8.00%               8,557        8,638
  Mortgage Notes....................................  7.75%-9.80%           46,676       32,104
  Tax Exempt Mortgage Notes.........................  6.95%-7.25%            9,262        9,369
                                                                          --------     --------
          Total Mortgage Debt.......................                       214,088      202,714
  Unsecured Debt:
     6.80% Notes due 2002...........................     6.80%              25,000           --
     6.63% Notes due 2003...........................     6.63%              30,000           --
     6.95% Notes due 2004...........................     6.95%              50,000           --
     7.20% Notes due 2007...........................     7.20%              50,000           --
     Bank Note due 2002.............................     7.85%              16,000       16,000
     Bank Note due 2000.............................     7.61%              15,000       15,000
                                                                          --------     --------
          Total Unsecured Debt......................                       186,000       31,000
                                                                          --------     --------
          Total Fixed Rate Debt.....................                       400,088      233,714
VARIABLE RATE DEBT
--------------------
  Unsecured Credit Facility.........................  LIBOR + 110           21,733       22,357
  Tax Exempt Bonds..................................     5.65%              52,852       53,862
                                                                          --------     --------
          Total Variable Rate Debt..................                        74,585       76,219
                                                                          --------     --------
Total Outstanding Indebtedness......................                      $474,673     $309,933
                                                                          ========     ========

The London Interbank Offered Rate (LIBOR) at December 31, 1997 was 5.69%.

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

MORTGAGE NOTES -- The Mortgage Notes bear interest at fixed rates ranging from 7.75% to 9.80% and require monthly interest and principal payments over the life of the notes which range from the year 2002 to 2029. The weighted average interest rate and debt maturity at December 31, 1997 for these nine Mortgage Notes were 8.26% and 15.9 years, respectively.

TAX EXEMPT MORTGAGE NOTES -- The Tax Exempt Mortgage Notes bear interest at fixed rates ranging from 6.95% to 7.25% and require monthly interest and principal payments over the life of the notes. The weighted average interest rate and debt maturity at December 31, 1997 for these two mortgage notes were 7.12% and 28.5 years, respectively.

UNSECURED NOTES -- The unsecured notes consist of $25.0 million of notes due 2002, $30.0 million of notes due 2003, $50.0 million of notes due 2004 and $50.0 million of notes due 2007 (collectively, the "Unsecured Notes"). The Unsecured Notes required semi-annual interest payments until the end of the respective terms.

UNSECURED BANK NOTES -- The unsecured bank debt financing consists of a $16.0 million note due 2002 and a $15.0 million note due 2000 (collectively, the "Unsecured Bank Notes"). The notes require quarterly interest only payments until the end of the respective terms.

UNSECURED CREDIT FACILITY -- The $150 million unsecured credit facility ("Unsecured Credit Facility") had an original three-year term and currently bears interest at LIBOR + 110 basis points. The interest rate can be reduced based upon an upgrade in the Company's unsecured credit rating. The Unsecured Credit Facility provides $25 million for general working capital purposes with the remainder available to finance development projects and acquisitions. The Unsecured Credit Facility is repayable monthly on an interest-only basis with the balance of all principal and accrued interest due no later than September 30, 1999. The Unsecured Credit Facility had an average interest rate of 6.73% and 6.46% and an average balance outstanding of $53.9 million and $9.4 million during the years ended December 31, 1997 and 1996, respectively. In addition, the maximum outstanding during 1997 and 1996 was $121.9 million and $22.4 million, respectively.

The Company has a commitment for a new syndicated unsecured line of credit (the "New Unsecured Credit Facility") in the amount of $175 million which will replace the existing Unsecured Credit Facility. The New Unsecured Credit Facility will provide funds for new development, acquisitions and general working capital purposes. The New Unsecured Credit Facility will have a three year term with two one-year extension options and will initially bear interest at LIBOR + 90 basis points based upon the Company's current credit rating of BBB- by Standard & Poor's Rating Services and Baa3 by Moody's Investors Service. The interest rate will be reduced in the event of an upgrade of the Company's unsecured credit rating. The New Unsecured Credit Facility is repayable monthly on an interest only basis with principal due at maturity.

The New Unsecured Credit Facility also provides a bid option sub-facility equal to a maximum of fifty percent of the total facility ($87.5 million). This sub-facility provides the Company with the option to place borrowings in fixed LIBOR contract periods of thirty, sixty, ninety and one hundred eighty days. The Company may have up to seven fixed LIBOR contracts outstanding at any one time. Upon proper notifications, all lenders in the New Unsecured Credit Facility may, but are not obligated, to participate in a competitive bid auction for these fixed LIBOR contracts.

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

VARIABLE RATE TAX EXEMPT BONDS -- The effective interest rate of the Variable Rate Tax Exempt Bonds was 5.05% for the year ended December 31, 1997. These bonds bear interest at various rates set by a remarketing agent at the demand note index plus 0.50%, set weekly, or the lowest percentage of prime which allows the resale at a price of par. The bonds contain covenants which require that the Company lease or hold for lease 20% (or 25% under certain state or local requirements) of the apartment homes for moderate-income residents. The bonds require maintenance of letters of credit or surety bonds (credit enhancements) aggregating $54.1 million. The credit enhancements on four of the five tax exempt bonds ($45.2 million of debt) provide for a principal amortization schedule which approximates a 25-year term during the term of the credit enhancement.

Real estate assets with a net book value of $320.7 million serve as collateral for the various debt agreements.

The aggregate maturities of all debt for each of the years ending December 31 are as follows (in thousands):

                          FIXED RATE    FIXED RATE    FIXED RATE    TAX EXEMPT    UNSECURED
                           MORTGAGE      MORTGAGE     UNSECURED      VARIABLE      CREDIT
                            LOANS         NOTES         NOTES       RATE BONDS    FACILITY      TOTAL
                          ----------    ----------    ----------    ----------    ---------    --------
1998....................   $  3,287      $   866                    $    1,055                 $  5,208
1999....................      3,497          935                         1,105     $21,733       27,270
2000....................      3,718        1,007       $ 15,000          1,130          --       20,855
2001....................    112,407        1,091             --          1,150          --      114,648
2002....................        765        9,214         41,000          1,270          --       52,249
Thereafter..............     34,476       42,825        130,000         47,142          --      254,443
                           --------      -------       --------     ----------     -------     --------
                           $158,150      $55,938       $186,000     $   52,852     $21,733     $474,673
                           ========      =======       ========     ==========     =======     ========

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

6.  MINORITY INTEREST

Minority interest consists of the following at December 31, 1997 and 1996 (in thousands):

                                                               1997         1996
                                                              -------      -------
Minority interest of unitholders in Operating Partnership...  $45,731      $46,202
Minority interest in one operating Community................     (402)        (373)
                                                              -------      -------
                                                              $45,329      $45,829
                                                              =======      =======

As of December 31, 1997, there were 27,438,400 Units outstanding of the Operating Partnership, of which 23,411,086, or 85.3% were owned by the Company and 4,027,314, or 14.7% were owned by other partners (including certain officers and directors of the Company).

Proceeds from Common Stock issued by the Company are contributed to the Operating Partnership for an equivalent number of Units. The following is a summary of significant Units issued and the Company's ownership percentage before and after each transaction for the years ended December 31, 1997 and 1996:

                                                                                        COMPANY'S
                                                                                      OWNERSHIP AS A
                                                                                    PERCENTAGE OF THE
                                                                                        OPERATING
                                                                                       PARTNERSHIP
                                        NUMBER OF    PRICE PER     DOLLAR VALUE     ------------------
YEAR           DESCRIPTION                UNITS        UNIT       (IN THOUSANDS)    BEFORE      AFTER
----  ------------------------------    ---------    ---------    --------------    -------    -------
1996  Purchase of land..............      106,330    $   19.75    $        2,100    80.77%     80.35%
1996  Issuance of stock.............    5,750,000        18.00           103,500    80.49%     84.74%
1997  Issuance of stock.............      315,029        21.62             6,813    84.81%     84.99%
1997  Summit Sand Lake purchase.....      438,103        20.25             8,872    85.02%     84.54%

In addition to the amounts in the above table, the Company issued shares of Common Stock in exchange for Units owned by other partners on a one-for-one basis. An aggregate of 192,463 shares and 9,474 shares were issued for Units in 1997 and 1996, respectively. The shares exchanged were valued based upon the Company's market price per share and had an aggregate value of $3.9 million and $167,000 in 1997 and 1996, respectively.

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

7.  ACQUISITIONS AND DISPOSITION

On April 1, 1996, the Company acquired its joint venture partner's interest in Summit Plantation (formerly Plantation Cove), a 262 apartment community located in Plantation, Florida. The Company paid $6.4 million in cash for the remaining 75% interest in the joint venture.

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

On July 18, 1997, the Company purchased Summit Windsor II (formerly Avalon Farms), a 306 apartment community located in Frederick, Maryland. Summit Windsor II, which was developed by a predecessor entity of the Company in 1988, was purchased for $17.1 million in cash. The Summit Windsor II purchase was partially funded by the proceeds from the sale of Summit Charleston in May of 1997. Summit Charleston was sold for $9.5 million and a gain on the sale of approximately $4.4 million was recognized.

On December 31, 1997, the Company purchased Summit Fair Oaks (formerly Fair Oaks Gables), a 246 apartment community located in Fairfax, Virginia. Summit Fair Oaks, built in 1990, was purchased for $21.2 million in cash.

The following summary of unaudited pro forma results of operations for the years ended December 31, 1997 and 1996 presents information as if the Company's 1997 acquisitions and the 1996 acquisition had occurred at January 1, 1996. The pro forma information for the years ended December 31, 1997 and 1996 is provided for informational purposes only and is not indicative of results which would have occurred or which may occur in the future.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
Net revenues................................................   $121,208      $108,561
Income before extraordinary items...........................     26,709        16,911
Net income..................................................     26,709        16,395
Earnings per share -- basic:
  Income before extraordinary items.........................       1.15           .87
  Net income................................................       1.15           .84

Effective March 1, 1998, the Company purchased Summit St. Clair, a 336 apartment community located in Atlanta, Georgia. Summit St. Clair completed construction in 1997 and reached rental stabilization prior to purchase. The total purchase price was approximately $26.3 million.

8.  COMMITMENTS

The estimated cost to complete nine development projects currently under construction was approximately $98.2 million at December 31, 1997. Anticipated construction completion dates of the projects range from the first quarter of 1998 to the second quarter of 1999.

The Company rents office space in several locations. Rental expense for the years ended December 31, 1997, 1996 and 1995 amounted to $101,000, $109,000 and $125,000, respectively, ($347,000 in 1997, $376,000 in 1996 and $405,000 in 1995
including amounts recorded at the Management Company). Future minimum rental payments for the next five years for those operating leases (including the Management Company) that have initial or remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

YEARS ENDED DECEMBER 31:
------------------------
1998........................................................  $  431
1999........................................................     432
2000........................................................     145
2001........................................................      72
2002........................................................       2
                                                              ------
                                                              $1,082
                                                              ======

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

9.  EMPLOYEE BENEFIT PLANS

PROFIT SHARING PLAN

The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code which covers all employees with one year or greater service. The Company's contributions are equal to one-half of each employee's contribution up to a maximum of 3% of each employee's compensation. Aggregate contributions of approximately $217,000, $223,000 and $191,000 were made for the years ended December 31, 1997, 1996 and 1995, respectively.

STOCK OPTION PLAN

In 1994, the Company established the 1994 Stock Option Plan under which 1,000,000 shares of the Company's Common Stock were reserved for issuance. The plan provides that the option price shall not be less than the fair market value of the shares at the date of grant. The options vest in three or five annual installments on the anniversaries of the date of grant except for shares granted to independent directors of the Company, which vest on the date of grant.

A summary of changes in common stock options for the three years ended December 31, 1997 is as follows:

                                                                           WEIGHTED AVERAGE
                                                              OPTIONS       EXERCISE PRICE
                                                              -------      ----------------
Outstanding at January 1, 1995..............................  429,900           $19.14
Year ended December 31, 1995
---------------------------------
  Granted to employees......................................  130,000            17.13
  Forfeited.................................................  (20,800)           19.72
                                                              -------
     Outstanding at December 31, 1995.......................  539,100            18.64
Year ended December 31, 1996
---------------------------------
  Granted to employees......................................   28,000            19.30
  Exercised.................................................  (15,073)           19.04
  Forfeited.................................................  (53,381)           19.22
                                                              -------
     Outstanding at December 31, 1996.......................  498,646            18.60
Year ended December 31, 1997
---------------------------------
  Exercised.................................................  (45,900)           18.55
  Forfeited.................................................  (36,350)           17.74
                                                              -------
     Outstanding at December 31, 1997.......................  416,396            18.86
                                                              =======

Exercise prices for options outstanding as of December 31, 1997 ranged from $17.13 to $20.75. The weighted average remaining contractual life of those options is 6.5 years.

As of December 31, 1997, 1996 and 1995 options to purchase 359,218, 283,228 and 132,784 shares, respectively, of Common Stock were exercisable. The weighted average exercise price for the shares exercisable as of December 31, 1997, 1996 and 1995 was $18.86, $18.36 and $19.03, respectively.

The estimated weighted average fair value of options granted were $2.10 per share in 1996 and $1.61 per share in 1995 (none granted in 1997). The Company applies Accounting Principal Board Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for its stock options. Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates, consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net income and net income per share for the years ended December 31, 1996 and 1995 would have changed to the pro forma amounts indicated below (dollars in thousands except per share amounts):

                                                                 1996       1995
                                                                -------    -------
Pro forma net income........................................    $16,898    $11,808
Pro forma net income per share -- basic and diluted.........        .89        .80

The fair value of options granted during 1996 and 1995 were estimated on the date of grant using the Binomial option-pricing model with the following weighted-average assumptions: dividend yields ranging from 7.80% to 8.82%, expected volatility of 16%, risk free interest rate of 6.52%, and expected lives of ten years.

In addition, the plan provides for the issuance of stock grants to employees. The Company granted 26,528 shares of restricted stock grants under the plan in 1997. The market value of the restricted stock grants totaled $546,000, which was recorded as unamortized restricted stock compensation and is shown as a separate component of stockholders' equity. Unearned compensation is being amortized to expense over the five year vesting period. Restricted stock grants of 56,046 shares with a market value of $1.0 million were granted in the year ended December 31, 1996. The Company recognized $292,000 and $223,000 of expense in the statement of earnings in the years ended December 31, 1997 and 1996, respectively, relative to the stock grants.

EMPLOYEE STOCK PURCHASE PLAN

In 1996, the Company established a non-qualified employee stock purchase plan. The plan allows Company employees to purchase up to $100,000 per year of the Company's Common Stock. The price of the shares of the Common Stock purchased will be the lesser of 85 percent of the closing price of such shares either on (a) the first day of each six month purchase period, or
(b) the last day of each six month purchase period. Total shares issued under the plan in 1997 and 1996 were 62,117 and 44,362 with a market value of $1.3 million and $871,000, respectively. An additional 18,525 shares with a market value of $391,000 were issued in January, 1998 under the plan. The Company recognized $265,000 and $151,000 of expense in the statement of earnings in the years ended December 31, 1997 and 1996, respectively, relative to the employee stock purchase plan.

10.  DIVIDEND REINVESTMENT AND DIRECT STOCK PURCHASE PLAN

In November 1997, the Company replaced its existing dividend reinvestment plan with a new dividend reinvestment and direct stock purchase plan. The plan provides that shares of the Company's Common Stock can be purchased directly from the Company at a discount from the market price (as defined in the plan document) without brokerage commissions or service charges. Purchases are generally limited to the reinvesting of the Company's dividends and optional cash purchases of $100 to $10,000 (or any greater amount approved by the Company) per month. On December 31, 1997, the Company received $6.5 million under the plan for shares issued January 2, 1998. These proceeds are included in accounts payable and accrued expenses at December 31, 1997.

11.  SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the years ended December 31, 1997, 1996 and 1995 are as follows:

     A. In the year ended December 31, 1997, the Company purchased five Communities (Summit Mayfaire, Summit Portofino, Summit Sand Lake, Summit Windsor II and Summit Fair Oaks). The Company completed the purchase of the five Communities by assuming debt, issuing 194,495 Operating Partnership Units, issuing 243,608 shares of Common Stock, assuming certain liabilities and current assets, and the payment of cash. The recording of the purchases is summarized as follows (in thousands):

       Fixed Assets................................................    $104,469
       Current Assets..............................................          30
       Debt assumed................................................     (15,226)
       Current liabilities assumed.................................      (1,531)
       Value of Operating Partnership Units issued.................      (3,939)
       Value of Common Stock issued................................      (4,933)
                                                                       --------
       Cash invested...............................................    $ 78,870
                                                                       ========

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
                                                                       ========

     C. In the second quarter of 1995, the Company completed the acquisition of twelve apartment Communities and 75% interest in another Community. The Company purchased the communities by assuming debt, issuing approximately 1.5 million Operating Partnership Units, assuming certain liabilities and current assets, and the payment of cash. The recording of the purchase is summarized as follows (in thousands):

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
                                                                       ========

     D. The Company issued 26,528 and 52,086 (net of 3,960 shares issued but subsequently retired) of restricted stock grants in 1997 and 1996 valued at $546,000 and $1.0 million, respectively.

     E. The Company accrued a dividend and distribution payable of $11.0 million, $10.2 million and $7.7 million at December 31, 1997, 1996 and 1995, respectively.

     F. The Company issued 106,330 Units of the Operating Partnership, valued at $2.1 million at issuance, for the purchase of land in 1996.

     G. The Company issued 45,359 Units of interest in the Operating Partnership, valued at $896,000 at issuance, for the purchase of land in 1995.

12.  FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

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

Cash and cash equivalents, rents receivable, accounts payable, accrued expenses, security deposits, other liabilities, tax-exempt bond indebtedness and the credit facility are carried at amounts which reasonably approximate their fair values at December 31, 1997.

Fixed rate mortgage debt and unsecured notes with a carrying value of $400 million have an estimated aggregate fair value of approximately $399.4 million at December 31, 1997. Rates currently available to the Company for debt with similar terms and maturities were used to estimate the fair value of this debt.

The fair value estimates presented herein are based on information available to management as of December 31, 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively re-valued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

13.  GEOGRAPHIC CONCENTRATION

The Company's completed Communities are concentrated in three major regions as follows:

                                                           NUMBER         APARTMENT
                                                             OF            HOMES --          % OF
                                                          APARTMENT           %              1997
MARKET                                                      HOMES        OF PORTFOLIO      REVENUES
------                                                    ---------      ------------      --------
I-85 Corridor (Raleigh, NC to Atlanta, GA)..............      5,892               41%           38%
Central/South Florida...................................      4,663               33%           35%
Washington, DC/Virginia.................................      2,789               20%           20%
Other...................................................        872                6%            7%
                                                          ---------      ------------      --------
                                                             14,216              100%          100%
                                                          =========      ============      ========

The above table does not include Summit Fair Oaks which was acquired on December 31, 1997.

14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the years 1997 and 1996 are as follows (in thousands):

                                                                YEAR ENDED DECEMBER 31, 1997
                                                            -------------------------------------
                                                             FIRST    SECOND     THIRD    FOURTH
                                                            -------   -------   -------   -------
Revenues..................................................  $27,249   $28,103   $30,068   $31,257
Income before gain on sale of real estate
  assets and minority interest of unitholders
  in Operating Partnership................................    6,928     6,856     6,948     6,836
Gain on sale of real estate assets........................       --     4,366        --        --
Minority interest of unitholders in
  Operating Partnership...................................   (1,052)   (1,729)   (1,031)   (1,006)
Net income................................................    5,876     9,493     5,917     5,830
Net income per share -- basic and diluted.................     0.26      0.41      0.25      0.25

                                                                YEAR ENDED DECEMBER 31, 1996
                                                            -------------------------------------
                                                             FIRST    SECOND     THIRD    FOURTH
                                                            -------   -------   -------   -------
Revenues..................................................  $21,430   $23,062   $24,771   $25,226
Income before minority interest of unitholders
  in Operating Partnership and
  extraordinary items.....................................    4,237     4,345     5,740     6,865
Minority interest of unitholders in
  Operating Partnership...................................     (828)     (850)     (974)   (1,071)
Extraordinary items.......................................       --        --      (516)       --
Net income................................................    3,409     3,495     4,250     5,794
Income per share:
  Income before extraordinary items -- basic
  and diluted.............................................     0.21      0.21      0.24      0.26
  Net income -- basic and diluted.........................     0.21      0.21      0.21      0.26

                             SUMMIT PROPERTIES INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION        SCHEDULE III
                               DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                                                                             GROSS AMOUNT AT WHICH
                                                INITIAL COSTS             COSTS           CARRIED AT CLOSE OF PERIOD
                                          --------------------------   CAPITALIZED   -------------------------------------
                                                        BUILDINGS      SUBSEQUENT                  BUILDINGS
                             RELATED                       AND             TO                         AND
       APARTMENTS          ENCUMBRANCES     LAND     IMPROVEMENTS(6)   ACQUISITION     LAND     IMPROVEMENTS(6)   TOTAL(1)
       ----------          ------------   --------   ---------------   -----------   --------   ---------------   --------
Summit Arbors............                 $    780      $  5,066        $    210     $    780      $  5,276       $ 6,056
Summit Aventura..........                    6,367                        25,075        6,368        25,074        31,442
Summit Ballantyne........                    2,060                        14,171        2,060        14,171        16,231
Summit Beacon Ridge......                    1,053                         5,839        1,154         5,738         6,892
Summit Belmont...........         (4)          974                        11,107          984        11,097        12,081
Summit Blue Ash..........         (2)        2,033                        11,765        2,169        11,629        13,798
Summit Breckenridge......                      812                        12,061          812        12,061        12,873
Summit Creek.............                    1,430         9,125             258        1,430         9,383        10,813
Summit Creekside.........      2,837           414         3,614             382          414         3,996         4,410
Summit Crossing..........      4,162           768         5,174             206          768         5,380         6,148
Summit Del Ray...........         (2)        3,120                        14,796        5,402        12,514        17,916
Summit East Ridge........      5,100           900         6,303             267          910         6,560         7,470
Summit Eastchester.......      3,814           912         4,699             168          912         4,867         5,779
Summit Fair Oaks.........                    4,356        17,215               0        4,356        17,215        21,571
Summit Fairview..........                      404                         4,441          537         4,308         4,845
Summit Fairways..........                    2,819                        15,088        2,819        15,088        17,907
Summit Foxcroft..........      2,728           925         3,797             241          925         4,038         4,963
Summit Gateway...........         (4)        1,738                        10,431        2,256         9,913        12,169
Summit Glen..............         (2)        3,652                        12,837        3,693        12,796        16,489
Summit Green.............                    1,970                        16,624        1,970        16,624        18,594
Summit Hampton...........         (4)        2,577                        13,223        2,972        12,828        15,800
Summit Heron's Run.......         (2)        3,154                        10,730        3,192        10,692        13,884
Summit Highland..........         (2)        1,374                         6,249        1,374         6,249         7,623
Summit Hill..............                    2,698         8,500          10,014        2,698        18,514        21,212
Summit Hollow............      4,809         1,470         7,463             442        1,472         7,903         9,375
Summit Lofts.............                    1,800         7,337             667        1,800         8,004         9,804
Summit Mayfaire..........                      936         8,897               4          936         8,901         9,837
Summit McIntosh..........                    1,862                        10,168        1,943        10,087        12,030
Summit Meadow............         (2)        2,313                         8,483        2,539         8,257        10,796
Summit Norcroft..........         (2)        1,072                         7,083        1,253         6,902         8,155
Summit Norcroft II.......                      381                         3,315          381         3,315         3,696
Summit Oak...............      2,553           400         3,065              32          400         3,097         3,497
Summit Old Town..........      3,048           774         4,693             137          774         4,830         5,604


                                                                     DEPRECIABLE
                           ACCUMULATED      DATE OF         DATE        LIVES
       APARTMENTS          DEPRECIATION   CONSTRUCTION    ACQUIRED      YEARS
       ----------          ------------   ------------    --------   -----------
Summit Arbors............   $    (528)           1986(5)    5/95     5-40 years
Summit Aventura..........      (1,791)     6/94-12/95      12/93     5-40 years
Summit Ballantyne........        (147)     7/96-12/97      12/95     5-40 years
Summit Beacon Ridge......      (1,882)      1/88-7/88       1/88     5-40 years
Summit Belmont...........      (3,947)      1/86-5/87       1/86     5-40 years
Summit Blue Ash..........      (2,336)      1/92-5/92       1/91     5-40 years
Summit Breckenridge......      (4,346)      7/85-5/87       6/85     5-40 years
Summit Creek.............      (1,402)           1983(5)    9/94     5-40 years
Summit Creekside.........        (432)           1981(5)    5/95     5-40 years
Summit Crossing..........        (566)           1985(5)    5/95     5-40 years
Summit Del Ray...........      (2,522)      1/92-2/93       1/92     5-40 years
Summit East Ridge........        (660)           1986(5)    6/95     5-40 years
Summit Eastchester.......        (593)           1981(5)    5/95     5-40 years
Summit Fair Oaks.........           -            1990(5)   12/97     5-40 years
Summit Fairview..........      (2,009)      3/82-3/83       3/82     5-40 years
Summit Fairways..........        (626)     9/95-12/96       8/95     5-40 years
Summit Foxcroft..........        (479)           1979(5)    5/95     5-40 years
Summit Gateway...........      (3,215)      1/86-1/87      12/85     5-40 years
Summit Glen..............      (2,561)      5/90-8/92       4/90     5-40 years
Summit Green.............        (991)      1/95-6/96      12/94     5-40 years
Summit Hampton...........      (4,524)     11/86-3/88      10/86     5-40 years
Summit Heron's Run.......      (2,817)     7/89-10/90       6/89     5-40 years
Summit Highland..........      (2,451)      3/86-1/87      11/85     5-40 years
Summit Hill..............      (1,883)     11/94-6/96       6/94     5-40 years
Summit Hollow............        (941)           1976(5)    5/95     5-40 years
Summit Lofts.............      (1,270)           1990(5)   10/94     5-40 years
Summit Mayfaire..........        (292)           1995(5)    1/97     5-40 years
Summit McIntosh..........      (2,848)      7/89-6/90       1/89     5-40 years
Summit Meadow............      (2,317)      8/89-8/90       2/89     5-40 years
Summit Norcroft..........      (1,841)      2/90-3/91      12/89     5-40 years
Summit Norcroft II.......         (15)     3/97-11/97       8/96     5-40 years
Summit Oak...............        (357)           1982(5)    5/95     5-40 years
Summit Old Town..........        (576)           1979(5)    5/95     5-40 years

                                                                                             GROSS AMOUNT AT WHICH
                                                INITIAL COSTS             COSTS           CARRIED AT CLOSE OF PERIOD
                                          --------------------------   CAPITALIZED   -------------------------------------
                                                        BUILDINGS      SUBSEQUENT                  BUILDINGS
                             RELATED                       AND             TO                         AND
       APARTMENTS          ENCUMBRANCES     LAND     IMPROVEMENTS(6)   ACQUISITION     LAND     IMPROVEMENTS(6)   TOTAL(1)
       ----------          ------------   --------   ---------------   -----------   --------   ---------------   --------
Summit On the River......                    3,212                        20,734        3,212        20,734        23,946
Summit Palm Lake.........         (2)        4,949                        16,868        5,084        16,733        21,817
Summit Park..............                    1,680                        11,078        1,921        10,837        12,758
Summit Perico............         (2)        1,588                        11,939        2,174        11,353        13,527
Summit Pike Creek........         (4)        1,132                        10,950        1,259        10,823        12,082
Summit Plantation........                    3,428        18,485               7        3,428        18,492        21,920
Summit Plantation II.....                    4,012                        17,292        4,012        17,292        21,304
Summit Portofino.........                    3,864        24,504              15        3,864        24,519        28,383
Summit Providence........         (2)        3,043                        17,362        3,391        17,014        20,405
Summit Radbourne.........      8,599         1,395        12,607             366        1,395        12,973        14,368
Summit Reston............                    5,434        26,255             499        5,434        26,754        32,188
Summit River Crossing....                    2,562                        16,664        2,636        16,589        19,225
Summit Russett...........                    3,995                        19,217        3,995        19,217        23,212
Summit Sand Lake.........     14,985         4,160        22,979              72        4,160        23,051        27,211
Summit Sedgebrook........                    1,696                        14,559        1,696        14,559        16,255
Summit Sherwood..........      3,303         1,102         4,863             100        1,106         4,959         6,065
Summit Simsbury..........         (3)          650         4,570             163          650         4,733         5,383
Summit Springs...........         (2)        2,575                        12,297        2,667        12,205        14,872
Summit Square............         (2)        2,757                        15,067        3,775        14,049        17,824
Summit Station...........                    1,688                        10,294        1,988         9,994        11,982
Summit Stony Point.......         (4)        1,638        13,041             373        1,638        13,413        15,052
Summit Touchstone........         (3)          766         5,568             172          766         5,740         6,506
Summit Village...........         (2)        3,212                        14,069        3,653        13,628        17,281
Summit Walk..............                      568           237           5,462          983         5,284         6,267
Summit Waterford.........         (2)        1,568                        14,368        1,949        13,987        15,936
Summit Windsor...........         (2)          644                         6,329          969         6,004         6,973
Summit Windsor II........                    3,060        14,497               9        3,060        14,506        17,566
                                          --------      --------        --------     --------      --------       --------
  Total                                   $124,676      $242,554        $462,838     $133,315      $696,749       $830,068
                                          ========      ========        ========     ========      ========       ========


                                                                     DEPRECIABLE
                           ACCUMULATED      DATE OF         DATE        LIVES
       APARTMENTS          DEPRECIATION   CONSTRUCTION    ACQUIRED      YEARS
       ----------          ------------   ------------    --------   -----------
Summit On the River......        (687)      8/95-6/97      10/94     5-40 years
Summit Palm Lake.........      (3,846)      3/90-2/92       1/90     5-40 years
Summit Park..............      (3,317)      4/88-4/89       1/88     5-40 years
Summit Perico............      (3,069)      1/89-2/90       8/88     5-40 years
Summit Pike Creek........      (3,724)     11/86-2/88       4/86     5-40 years
Summit Plantation........      (1,036)      1/94-7/95       4/96     5-40 years
Summit Plantation II.....        (153)    10/96-11/97       9/96     5-40 years
Summit Portofino.........        (763)           1995(5)    1/97     5-40 years
Summit Providence........      (4,886)      9/88-2/91       4/88     5-40 years
Summit Radbourne.........      (1,098)           1991(5)    5/95     5-40 years
Summit Reston............      (3,872)           1987(5)    4/94     5-40 years
Summit River Crossing....        (915)      3/95-9/96      10/94     5-40 years
Summit Russett...........        (393)      7/95-9/97      11/94     5-40 years
Summit Sand Lake.........        (722)           1995(5)    2/97     5-40 years
Summit Sedgebrook........         (65)     6/96-12/97       1/96     5-40 years
Summit Sherwood..........        (592)           1968(5)    5/95     5-40 years
Summit Simsbury..........        (495)           1985(5)    5/95     5-40 years
Summit Springs...........      (3,607)     12/88-4/90      12/88     5-40 years
Summit Square............      (3,613)      3/89-8/90       2/89     5-40 years
Summit Station...........      (2,402)     10/89-9/90       9/89     5-40 years
Summit Stony Point.......      (2,154)           1986(5)    2/94     5-40 years
Summit Touchstone........        (594)           1986(5)    5/95     5-40 years
Summit Village...........      (3,413)      9/89-1/91       8/89     5-40 years
Summit Walk..............        (852)      4/92-2/93       4/92     5-40 years
Summit Waterford.........      (3,756)      1/89-6/90      11/88     5-40 years
Summit Windsor...........      (1,860)      8/88-8/89       3/95     5-40 years
Summit Windsor II........        (263)           1988(5)    7/97     5-40 years
                            ---------
  Total                     $(105,313)
                            =========

(1) The aggregate cost for federal income tax purposes at December 31, 1997 is $765.6 million.
(2) Encumbered by fixed rate mortgages of $149.6 million.
(3) Encumbered by fixed rate mortgage of $8.6 million.
(4) Collateral for $54.1 million of letters of credit which serve as collateral for $52.9 million in tax exempt bonds.
(5) Property purchased by Company. Date reflects date construction completed.
(6) Includes furniture, fixtures and equipment.

                                                                    SCHEDULE III

                             SUMMIT PROPERTIES INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             (DOLLARS IN THOUSANDS)

A summary of activity for real estate assets and accumulated depreciation is as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
REAL ESTATE ASSETS(1):
  Balance at beginning of year.............................  $618,102    $524,772    $407,707
                                                             --------    --------    --------
  Acquisitions.............................................   104,469      21,913      82,935
  Improvements.............................................     9,823       4,780       2,560
  Developments.............................................   104,897      66,637      31,570
  Disposition of property..................................    (7,223)         --          --
                                                             --------    --------    --------
                                                              211,966      93,330     117,065
                                                             --------    --------    --------
  Balance at end of year...................................  $830,068    $618,102    $524,772
                                                             ========    ========    ========
ACCUMULATED DEPRECIATION(1):
  Balance at beginning of year.............................  $ 85,031    $ 66,978    $ 51,957
  Depreciation.............................................    22,610      18,053      15,021
  Disposition of property..................................    (2,328)         --          --
                                                             --------    --------    --------
  Balance at end of year...................................  $105,313    $ 85,031    $ 66,978
                                                             ========    ========    ========

(1) Includes only apartment communities and does not include fixed assets used in property development, construction and management of apartment communities.