Form 10-Q
period 1998-06-30
SUMMIT PROPERTIES INC
filed 1998-08-14
CIK 915773

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ---------------------

                                   FORM 10-Q

   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                        OR
  [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No ____

                             ---------------------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
              25,217,136 shares outstanding as of August 10, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             SUMMIT PROPERTIES INC.

                                     INDEX

                                                                              PAGE
                                                                              ----
PART I          FINANCIAL INFORMATION
        Item 1  Financial Statements
                Consolidated Balance Sheets as of June 30,
                  1998 and December 31, 1997 (Unaudited)....................    3
                Consolidated Statements of Earnings for the three months and six months ended
                  June 30, 1998 and 1997 (Unaudited)........................    4
                Consolidated Statement of Stockholders' Equity for the six
                  months ended
                  June 30, 1998 (Unaudited).................................    5
                Consolidated Statements of Cash Flows for the six months
                  ended
                  June 30, 1998 and 1997 (Unaudited)........................    6
                Notes to Consolidated Financial Statements..................    7
        Item 2  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................   12

PART II         OTHER INFORMATION
        Item 2  Changes in Securities.......................................   24
        Item 4  Submission of Matters to a Vote of Security Holders.........   24
        Item 6  Exhibits and Reports on Form 8-K............................   25
        SIGNATURES..........................................................   26

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             SUMMIT PROPERTIES INC.

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              JUNE 30,    DECEMBER 31,
                                                                1998          1997
                                                              ---------   ------------
ASSETS
Real estate assets:
  Land and land improvements................................  $ 141,143    $ 133,316
  Buildings and improvements................................    710,308      643,812
  Furniture, fixtures and equipment.........................     58,214       53,573
                                                              ---------    ---------
                                                                909,665      830,701
  Less: accumulated depreciation............................   (114,258)    (105,979)
                                                              ---------    ---------
          Operating real estate assets......................    795,407      724,722
  Construction in progress..................................    102,086       82,332
                                                              ---------    ---------
          Net real estate assets............................    897,493      807,054
Cash and cash equivalents...................................      2,387        3,563
Restricted cash.............................................      9,597        3,180
Deferred financing costs, net...............................      7,490        7,378
Other assets................................................      5,823        4,118
                                                              ---------    ---------
Total assets................................................  $ 922,790    $ 825,293
                                                              =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes payable.............................................  $ 539,201    $ 474,673
  Accrued interest payable..................................      4,726        4,916
  Accounts payable and accrued expenses.....................     23,964       19,945
  Dividends and distributions payable.......................     11,793       11,030
  Security deposits and prepaid rents.......................      4,003        3,561
                                                              ---------    ---------
          Total liabilities.................................    583,687      514,125
                                                              ---------    ---------
Commitments and contingencies
Minority interest...........................................     49,257       45,329
                                                              ---------    ---------
Stockholders' equity:
     Common stock, $.01 par value -- 100,000,000 authorized,
      24,672,932 and 23,411,086 shares issued and
      outstanding in 1998 and 1997, respectively............        247          234
     Additional paid-in capital.............................    387,360      361,731
     Dividends in excess of accumulated earnings............    (95,901)     (95,120)
     Unamortized restricted stock compensation..............       (912)      (1,006)
                                                              ---------    ---------
                                                                290,794      265,839
     Less employee notes receivable.........................       (948)          --
                                                              ---------    ---------
          Total stockholders' equity........................    289,846      265,839
                                                              ---------    ---------
Total liabilities and stockholders' equity..................  $ 922,790    $ 825,293
                                                              =========    =========

See notes to consolidated financial statements (unaudited).

                             SUMMIT PROPERTIES INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                (DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                      JUNE 30,                    JUNE 30,
                                              -------------------------   -------------------------
                                                 1998          1997          1998          1997
                                              -----------   -----------   -----------   -----------
Revenues:
  Rental....................................  $    32,423   $    26,328   $    63,796   $    52,108
  Other property income.....................        1,894         1,577         3,589         2,898
  Interest..................................          180           132           278           208
  Other income..............................           74            66           147           138
                                              -----------   -----------   -----------   -----------
          Total revenues....................       34,571        28,103        67,810        55,352
                                              -----------   -----------   -----------   -----------
Expenses:
  Property operating and maintenance:
       Personnel............................        2,681         2,306         5,110         4,472
       Advertising and promotion............          595           442         1,106           822
       Utilities............................        1,450         1,144         2,883         2,311
       Building repairs and maintenance.....        2,408         2,113         4,478         4,056
       Real estate taxes and insurance......        3,401         2,843         6,870         5,538
       Depreciation.........................        6,861         5,430        13,401        10,611
       Property supervision.................          842           678         1,641         1,340
       Other operating expenses.............          915           758         1,840         1,559
                                              -----------   -----------   -----------   -----------
                                                   19,153        15,714        37,329        30,709
  Interest..................................        7,661         5,042        14,959         9,592
  General and administrative................          735           596         1,536         1,242
  Loss (income) in equity investment in
     Summit Management Company..............         (115)         (105)          (43)           25
                                              -----------   -----------   -----------   -----------
          Total expenses....................       27,434        21,247        53,781        41,568
                                              -----------   -----------   -----------   -----------
Income before gain on sale of real estate
  assets, minority interest of unitholders
  in Operating Partnership and extraordinary
  items.....................................        7,137         6,856        14,029        13,784
Gain on sale of real estate assets..........        8,731         4,366         8,731         4,366
Minority interest of unitholders in
  Operating Partnership.....................       (2,315)       (1,729)       (3,310)       (2,781)
                                              -----------   -----------   -----------   -----------
Income before extraordinary items...........       13,553         9,493        19,450        15,369
Extraordinary items, net of minority
  interest of unitholders in Operating
  Partnership...............................           --            --          (158)           --
                                              -----------   -----------   -----------   -----------
Net income..................................  $    13,553   $     9,493   $    19,292   $    15,369
                                              ===========   ===========   ===========   ===========
Per share data:
  Income before extraordinary items -- basic
     and diluted............................  $      0.55   $      0.41   $      0.80   $      0.67
                                              ===========   ===========   ===========   ===========
  Net income -- basic and diluted...........  $      0.55   $      0.41   $      0.79   $      0.67
                                              ===========   ===========   ===========   ===========
  Dividends declared........................  $      0.41   $      0.40   $      0.82   $      0.80
                                              ===========   ===========   ===========   ===========
  Weighted average common shares -- basic...   24,586,476    23,091,608    24,318,854    23,000,032
                                              ===========   ===========   ===========   ===========
  Weighted average common
     shares -- diluted......................   24,611,928    23,122,778    24,347,142    23,031,445
                                              ===========   ===========   ===========   ===========

See notes to consolidated financial statements (unaudited).

                             SUMMIT PROPERTIES INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                        DIVIDENDS IN   UNAMORTIZED
                                           ADDITIONAL    EXCESS OF      RESTRICTED     EMPLOYEE
                                  COMMON    PAID IN     ACCUMULATED       STOCK         NOTES
                                  STOCK     CAPITAL       EARNINGS     COMPENSATION   RECEIVABLE    TOTAL
                                  ------   ----------   ------------   ------------   ----------   --------
Balance, January 1, 1998........   $234     $361,731      $(95,120)      $(1,006)       $   --     $265,839
  Dividends.....................     --           --       (20,073)           --            --      (20,073)
  Exercise of stock options.....     --          499            --            --            --          499
  Conversion of units to
     shares.....................     --          413            --                          --          413
  Issuance of restricted stock
     grants.....................     --          106            --          (106)           --           --
  Amortization of restricted
     stock grants...............     --           --            --           200            --          200
  Proceeds from dividend
     reinvestment and stock
     purchase plans.............     13       23,855            --            --            --       23,868
  Adjustment for minority
     interest in Operating
     Partnership................     --          756            --            --            --          756
  Issuance of employee notes
     receivable.................                                                          (948)        (948)
  Net income....................     --           --        19,292            --                     19,292
                                   ----     --------      --------       -------        ------     --------
Balance, June 30, 1998..........   $247     $387,360      $(95,901)      $  (912)       $ (948)    $289,846
                                   ====     ========      ========       =======        ======     ========

See notes to consolidated financial statements (unaudited).

                             SUMMIT PROPERTIES INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED,
                                                                   JUNE 30,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Cash flows from operating activities:
  Net income................................................  $ 19,292   $ 15,369
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Extraordinary items....................................       158         --
     (Income) loss on equity method investments.............       (43)        25
     Gain on sale of real estate assets.....................    (8,731)    (4,366)
     Depreciation and amortization..........................    14,097     11,130
     Increase in restricted cash............................      (104)      (660)
     Increase in other assets...............................    (1,494)      (773)
     Increase (decrease) in accrued interest payable........      (190)       526
     Increase in accounts payable and accrued expenses......     3,428      3,185
     Increase (decrease) in security deposits and prepaid
      rents.................................................       361        (56)
     Minority interest of unitholders in Operating
      Partnership...........................................     3,310      2,781
                                                              --------   --------
          Net cash provided by operating activities.........    30,084     27,161
                                                              --------   --------
Cash flows from investing activities:
  Construction of real estate assets, net of payables.......   (56,921)   (39,562)
  Purchase of Communities...................................   (48,930)   (40,408)
  Proceeds from sale of a Community, net of escrow funds....    17,619         --
  Capitalized interest......................................    (2,628)    (2,948)
  Recurring capital expenditures............................    (2,761)    (1,471)
  Non-recurring capital expenditures........................    (1,487)    (2,147)
                                                              --------   --------
          Net cash used in investing activities.............   (95,108)   (86,536)
                                                              --------   --------
Cash flows from financing activities:
  Net borrowings on line of credit..........................    78,575     76,424
  Repayments of mortgage debt...............................   (14,060)    (1,888)
  Repayments of tax exempt bonds............................      (840)      (836)
  Net proceeds from dividend reinvestment and stock purchase
     plans..................................................    23,368      1,024
  Dividends and distributions to unitholders................   (22,746)   (21,199)
  Issuance of stock.........................................        --      6,813
  Exercise of stock options.................................       499        718
  Increase in employee notes................................      (948)        --
                                                              --------   --------
          Net cash provided by financing activities.........    63,848     61,056
                                                              --------   --------
          Net (decrease) increase in cash and cash
           equivalents......................................    (1,176)     1,681
Cash and cash equivalents, beginning of period..............     3,563      3,665
                                                              --------   --------
Cash and cash equivalents, end of period....................  $  2,387   $  5,346
                                                              ========   ========
Supplemental disclosure of cash flow information -- Cash
  paid for interest, net of capitalized interest............  $ 14,637   $  8,573
                                                              ========   ========

See notes to consolidated financial statements (unaudited).

SUMMIT PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the management of Summit Properties Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's December 31, 1997 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 "Earnings Per Share." This pronouncement specifies the computation, presentation and disclosure requirements for earnings per share. The new standard had no impact on the Company's financial statements as the "basic" and "diluted" earnings per share disclosure required by the pronouncement were the same as "primary" earnings per share previously reported. The only difference in "basic" and "diluted" weighted average shares is the dilutive effect of the Company's stock options outstanding (25,452 and 31,170 shares added to weighted shares outstanding for the three months ended June 30, 1998 and 1997, respectively, and 28,288 and 31,413 shares added to weighted shares outstanding for the six months ended June 30, 1998 and 1997, respectively).

2. ACQUISITIONS, DISPOSITIONS AND COMMITMENTS

The Company completed the acquisition of two communities in 1998 located in Atlanta, Georgia: Summit St. Clair, purchased effective March 1, 1998, and Summit Club at Dunwoody, purchased on May 22, 1998 (the "1998 Acquisitions"). The 1998 Acquisitions added a total of 660 apartment homes to the Company's portfolio at an aggregate purchase price of $54.5 million.

The 1998 Acquisitions were financed with the issuance of 259,871 units of limited partnership interest ("Units") in Summit Properties Partnership, L.P. (the "Operating Partnership") valued at $5.2 million. The balance of the purchase price was paid in cash.

The following summary of selected unaudited pro forma results of operations presents information as if the 1998 Acquisitions had occurred as of January 1, 1998. Pro forma information for the six months ended June 30, 1997 has not been presented as the 1998 Acquisitions were under construction during that period and had insignificant rental operations. The pro forma information for the six months ended June 30, 1998 is provided for

SUMMIT PROPERTIES INC.

--------------------------------------------------------------------------------

informational purposes only and is not indicative of results that would have occurred or which may occur in the future (dollars in thousands, except per share amounts):

Pro forma information for the six months ended June 30,
  1998:
Net revenues................................................  $    69,631
                                                              ===========
Income before gain on sale of real estate assets, minority
  interest of unitholders in Operating Partnership and
  extraordinary items.......................................  $    13,900
                                                              ===========
Net income..................................................  $    19,083
                                                              ===========
Net income per share -- basic and diluted...................  $      0.78
                                                              ===========
Weighted average shares -- basic............................   24,318,854
                                                              ===========
Weighted average shares and units...........................   28,604,626
                                                              ===========

On May 18, 1998, the Company sold a community in Brandon, Florida formerly known as Summit Providence for net proceeds of $23.9 million. A gain on the sale of $8.7 million was recognized. Proceeds from the sale were used to partially fund the acquisition of Summit Club at Dunwoody.

On July 8, 1998, the Company purchased Summit at Lenox (formerly Lenox Forest), a 432-apartment community located in Atlanta, Georgia. The purchase price was approximately $32.7 million. The acquisition was financed by the assumption of $8.8 of mortgage debt with the balance paid in cash.

The Company has eight development projects currently under construction with a total estimated cost of $147.2 million. The estimated cost to complete the projects is $69.0 million.

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

  Mortgage Notes

The Company has a commitment to refinance two mortgage loans which have a $148.0 million balance at June 30, 1998. The existing loans mature in February 2001 ($119.0 million at 5.88%) and December 2005 ($29.0 million at 7.71%). The refinancing will combine the two mortgage loans into one loan at an interest rate equal to the weighted average interest rate of the two previous mortgage loans (6.24%) with a February 2001 maturity. At the 2001 maturity, the lender has committed to a new loan that will mature in the second quarter of 2008 with an interest rate of 6.76%.

  Medium-Term Notes

The Company has established a program for the sale of up to $95 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance (the "MTN Program"). On July 28, 1998, the

SUMMIT PROPERTIES INC.

--------------------------------------------------------------------------------

Company sold $30 million of notes under the MTN Program. The notes are due on July 30, 2001 and bear interest at 6.75% per year. Proceeds from the notes were used to reduce the Unsecured Credit Facility.

4. RESTRICTED STOCK

In the six months ended June 30, 1998 and 1997, the Company granted 5,092 and 26,278 shares, respectively, of restricted stock to employees under the Company's 1994 Stock Option and Incentive Plan. The market value of the restricted stock grants in 1998 and 1997 totaled $106,000 and $565,000, respectively, which has been recorded as unamortized restricted stock compensation and is shown as a separate component of stockholders' equity. Unearned compensation is being amortized to expense over the vesting period which ranges from three to five years.

5. SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the six months ended June 30, 1998 and 1997 are as follows:

     A. The Company purchased the 1998 Acquisitions by issuing 259,871 Units, assuming certain liabilities and the payment of cash. The recording of the purchase is summarized as follows (in thousands):

Fixed assets................................................  $54,465
Current liabilities assumed.................................     (322)
Value of Units issued.......................................   (5,213)
                                                              -------
          Cash invested.....................................  $48,930
                                                              =======

     B. The Company sold a community on May 18, 1998 for net proceeds of approximately $23.9 million. The proceeds of the sale were put in escrow in accordance with like-kind exchange rules and regulations. On May 22, 1998, $17.6 million of the escrow was used to fund the acquisition of an apartment community (see Note 2). The remaining $6.3 million escrow funds are shown in the balance sheet caption "Restricted Cash".

     C. In the six months ended June 30, 1997, the Company purchased three communities (Summit Mayfaire, Summit Portofino and Summit Sand Lake). The Company completed the purchase of the three Communities by assuming debt, issuing 194,495 Units, issuing 243,608 shares of Common Stock, assuming certain liabilities and current assets, and the payment of cash. The recording of the purchase is summarized as follows (in thousands):

Fixed assets................................................  $65,170
Other assets................................................       30
Debt assumed................................................  (15,226)
Current liabilities assumed.................................     (694)
Value of Units issued.......................................   (3,939)
Value of Common Stock issued................................   (4,933)
                                                              -------
          Cash invested.....................................  $40,408
                                                              =======

     D. The Company accrued a dividend and distribution payable in the amount of $11.8 million and $10.9 million at June 30, 1998 and 1997, respectively.

     E. The Company issued 5,092 and 26,278 shares of restricted stock valued at $106,000 and $565,000 during the six months ended June 30, 1998 and 1997, respectively.

SUMMIT PROPERTIES INC.

--------------------------------------------------------------------------------

6. CHANGES IN OWNERSHIP OF OPERATING PARTNERSHIP

As of June 30, 1998, there were 28,938,737 Units outstanding, of which 24,672,932, or 85.3% were owned by the Company and 4,265,805, or 14.7% were owned by other partners (including certain officers and directors of the Company). Minority interest of unitholders in the Operating Partnership is calculated at the balance sheet date based upon the percentage of Units outstanding owned by partners other than the Company to the total number of Units outstanding. Minority interest of unitholders in Operating Partnership earnings is calculated based on the weighted average Units outstanding during the period.

Proceeds from Common Stock issued by the Company are contributed to the Operating Partnership for an equivalent number of Units. The following is a summary of significant Units issued and the Company's ownership percentage before and after each transaction for the six months ended June 30, 1998 and 1997:

                                                                             COMPANY'S OWNERSHIP
                                                                            AS A PERCENTAGE OF THE
                                                      NET                   OPERATING PARTNERSHIP
                                       NUMBER OF   PRICE PER     DOLLAR     ----------------------
DATE            DESCRIPTION              UNITS       UNIT        VALUE        BEFORE       AFTER
----            -----------            ---------   ---------   ----------   ----------   ---------
1997   Issuance of stock.............   315,029     $21.62     $6,812,500      84.81%      84.99%
1997   Summit Sand Lake purchase.....   438,103      20.25      8,871,581      85.02       84.54
1998   Issuance of stock.............   316,749      20.52      6,500,000      85.32       85.49
1998   Issuance of stock.............   331,058      19.63      6,500,000      85.52       85.69
1998   Summit St. Clair purchase.....   119,000      20.29      2,414,272      85.75       85.39
1998   Issuance of stock.............   256,345      19.50      5,000,000      85.41       85.54
1998   Summit at Dunwoody purchase...   140,871      19.87      2,798,961      85.62       85.20

Units issued for the property purchases were valued based upon the market value of the Company's Common Stock at the date of issuance as the Units can be exchanged for shares on a one-to-one basis. In addition, of the 438,103 Units issued for the Summit Sand Lake purchase, 243,608 Units were issued to the Company in exchange for the Company issuing 243,608 shares of Common Stock to the seller of Summit Sand Lake.

In addition to the amounts in the above table, the Company issued shares of Common Stock in exchange for Units owned by other partners on a one-for-one basis. An aggregate of 21,380 shares and 54,665 shares were issued for Units during the six months ended June 30, 1998 and 1997, respectively. The shares exchanged were valued based upon the market value of the Company's Common Stock at the date of exchange and had an aggregate value of $413,000 and $1.1 million for the six months ended June 30, 1998 and 1997, respectively.

The Company issued additional stock under its dividend reinvestment and stock purchase plans which is not included in the above table as the individual transaction amounts did not significantly change the Company's ownership percentage. An aggregate of 304,013 and 56,050 shares valued at $5.9 million and $1.2 million were issued in 1998 and 1997, respectively.

7. NOTES RECEIVABLE FROM EMPLOYEES

On September 8, 1997, the Board of Directors approved a Statement of Company Policy, which has subsequently been amended and restated by the Board, on loans to executive officers and certain key employees relating to purchases of Common Stock (the "Loan Program"). Pursuant to the Loan Program, the Company may lend amounts to certain of the Company's executive officers and certain of its key employees for one or more of the following purposes: (i) to finance the purchase of Common Stock (a) by certain executive officers on the open market at the then-current market prices and (b) by other eligible employees through the Company's 1996 Non-Qualified Employee Stock Purchase Plan; (ii) to finance an executive officer's or key employee's payment of the exercise price of one or more stock options to purchase shares of Common Stock granted to such employees under the Company's 1994 Stock Option Plan; or (iii) to finance the annual tax liability of certain executive officers related to the vesting of shares of Common Stock which constitute a portion of a restricted stock award

SUMMIT PROPERTIES INC.

--------------------------------------------------------------------------------

granted to such employees under the 1994 Stock Option Plan. The maximum aggregate amount the Company may loan to an executive officer is determined on a case-by-case basis by the Board of Directors or the Compensation Committee thereof, and the maximum aggregate amount the Company may loan to a qualified employee is $100,000. Shares of Common Stock which are the subject of a loan serve as collateral for the note until the note has been paid in full. Each note bears interest at the applicable federal rate, as established by the Internal Revenue Service in effect on the date of the note. The notes are payable through the application to the outstanding loan balance of all dividends and distributions related to the collateral stock, first to interest, with the remainder, if any, to outstanding principal. Each note becomes due and payable in full on the tenth anniversary of the respective note. As of June 30, 1998, the Company had issued loans in the net amount of $948,000.

8. EXTRAORDINARY ITEMS

The extraordinary items in the six months ended June 30, 1998 resulted from the write-off of deferred financing cost in conjunction with the replacement by the Company of its prior credit facility with the Unsecured Credit Facility and prepayment penalties on four mortgage notes which were repaid during the period. The extraordinary items are net of $27,000 which was allocated to the minority interest of unitholders in the Operating Partnership, calculated on the weighted average number of Units outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including without limitation statements relating to the operating performance of stabilized communities and to development activities of the Company. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company's actual results and performance of stabilized and development Communities could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts ("REITs")), availability of capital, interest rates, construction delays due to unavailability of materials, weather conditions or other delays, competition, supply and demand for apartment communities in the Company's current and proposed market areas, generally accepted accounting principles, policies and guidelines applicable to REITs, and those factors discussed in the last paragraph under the heading "Operating Performance of the Company's Fully Stabilized Communities", the section entitled "Development Activity -- Certain Factors Affecting the Performance of Development Communities" and the section "Year 2000" on pages 14, 20 and 21, respectively, of this Form 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

  Results of Operations for the Three and Six Months Ended June 30, 1998 and
1997

For the three and six months ended June 30, 1998, income before gain on sale of real estate assets, minority interest and extraordinary items increased $281,000 and $245,000, respectively, to approximately $7.1 million and $14.0 million, respectively, from the three and six months ended June 30, 1997.

OPERATING PERFORMANCE OF THE COMPANY'S PORTFOLIO OF COMMUNITIES

The operating performance of the Communities for the three and six months ended June 30, 1998 and 1997 is summarized below (dollars in thousands):

                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                        JUNE 30,                         JUNE 30,
                              ----------------------------     ----------------------------
                                                     %                                %
                               1998      1997      CHANGE       1998      1997      CHANGE
                              -------   -------   --------     -------   -------   --------
Property revenues:
  Stabilized communities....  $20,812   $20,499       1.5%     $41,576   $41,073        1.2%
  Acquisition communities...    4,498     1,908     135.7        7,947     3,269      143.1
  Stabilized development
     communities............    5,415     4,481      20.8       10,837     8,477       27.8
  Communities in lease-up...    3,108        29   10,617.2       5,653        29   19,393.1
  Communities sold..........      484       988     (51.0)       1,372     2,158      (36.4)
                              -------   -------                -------   -------
Total property revenues.....   34,317    27,905      23.0       67,385    55,006       22.5
                              -------   -------                -------   -------
Property operating and
  maintenance expense:(1)
  Stabilized communities....    7,778     7,698       1.0       15,367    15,332        0.2
  Acquisition communities...    1,444       624     131.4        2,549     1,058      140.9
  Stabilized development
     communities............    1,811     1,486      21.9        3,562     2,753       29.4
  Communities in lease-up...    1,063        65   1,535.4        1,916        65    2,847.7
  Communities sold..........      196       411     (52.3)         534       890      (40.0)
                              -------   -------                -------   -------
Total property operating and
  maintenance expense.......   12,292    10,284      19.5       23,928    20,098       19.1
                              -------   -------                -------   -------
Property operating income...  $22,025   $17,621      25.0      $43,457   $34,908       24.5
                              =======   =======                =======   =======
Apartment homes, end of
  period....................   16,263    14,072      15.6       16,263    14,072       15.6
                              =======   =======                =======   =======

---------------

(1) Before real estate depreciation expense.

A summary of the Company's apartment homes for the six months ended June 30, 1998 and 1997 is as follows:

                                                               1998      1997
                                                              ------    ------
Apartment homes at the beginning of period..................  14,980    12,454
Acquisitions................................................     660       882
Developments which began rental operations during the
  period....................................................   1,067       950
Sale of apartment homes.....................................    (444)     (214)
                                                              ------    ------
Apartment homes at the end of the period....................  16,263    14,072
                                                              ======    ======

OPERATING PERFORMANCE OF THE COMPANY'S FULLY STABILIZED COMMUNITIES

The operating performance of the 46 Communities stabilized since January 1, 1996 in each of the three and six months ended June 30, 1998 and 1997, respectively, are summarized below (dollars in thousands except average monthly rental revenue):

                                  THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                 -----------------------------   -----------------------------
                                  1998       1997     % CHANGE    1998       1997     % CHANGE
                                 -------   --------   --------   -------   --------   --------
Property revenues:
  Rental.......................  $19,745   $19,484       1.3%    $39,491   $39,145       0.9%
  Other........................    1,067     1,015       5.1       2,085     1,928       8.1
                                 -------   -------               -------   -------
          Total property
            revenues...........   20,812    20,499       1.5      41,576    41,073       1.2
                                 -------   -------               -------   -------
Property operating and
  maintenance expense(1):
  Personnel....................    1,711     1,784      (4.1)      3,314     3,498      (5.3)
  Advertising and promotion....      323       273      18.3         606       511      18.6
  Utilities....................      919       857       7.2       1,855     1,768       4.9
  Building repairs and
     maintenance...............    1,690     1,708      (1.1)      3,220     3,319      (3.0)
  Real estate taxes and
     insurance.................    2,018     2,006       0.6       4,114     4,031       2.1
  Property supervision.........      517       516       0.2       1,031     1,030       0.1
  Other operating expense......      600       554       8.3       1,227     1,175       4.4
                                 -------   -------               -------   -------
          Total property
            operating and
            maintenance
            expense............    7,778     7,698       1.0      15,367    15,332       0.2
                                 -------   -------               -------   -------
Property operating income......  $13,034   $12,801       1.8     $26,209   $25,741       1.8
                                 =======   =======               =======   =======
Average physical
  occupancy(2).................     92.0%     93.0%     (1.1)       92.2%     93.1%     (1.0)
                                 =======   =======               =======   =======
Average monthly rental
  revenue(3)...................  $   750   $   725       3.5     $   747   $   724       3.1
                                 =======   =======               =======   =======
Number of apartment homes......    9,834     9,834                 9,834     9,834
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

The increase in rental revenue from fully stabilized Communities for the second quarter and first six months of 1998 compared to 1997 was primarily the result of increases in average rental rates offset by a decline in average physical occupancy. Property operating and maintenance expenses increased as a result of increases in advertising and promotion and utilities, offset by a decrease in personnel expense and building repair and maintenance expense. The increase in advertising and promotion was primarily due to marketing efforts necessary to compete with increased supply of multi-family apartment homes. The increase in utilities was primarily due to rate increases and increased vacancy. The decrease in building repair and maintenance expense was primarily due to prior year capital expenditures which decreased repair and maintenance requirements in the current year. As a percentage of total property revenue, property operating and maintenance expenses decreased for the three month period from 37.6% in 1997 to 37.4% in 1998 and for the six month period from 37.3% in 1997 to 37.0% in 1998.

The 1.5% and 1.2% rates of growth in property revenues were lower than the 1.7% and 2.1% rates of growth in property revenues achieved from the second quarter of 1996 compared to second quarter 1997 and the first six months of 1996 compared to the first six months of 1997, respectively. The growth rates were lower primarily as a result of a new supply of competing multi-family communities and the increase in home affordability in some of the markets in which the Company operates. This lower growth rate was especially noticeable in the Sarasota, Florida and Southeast Florida markets. The Company expects property growth rates for the remainder of 1998 to be similar to the first six months of 1998 as the supply of new multi-family communities continues to increase, balanced by the continued strength of the local economies in which the Company operates. The Company believes its expectations with respect to property revenue growth are based on reasonable assumptions as to future economic conditions and the quantity of competitive multi-family communities in the markets in which the Company does business. However, there can be no assurance that actual results will not differ from these assumptions, which could result in lower property revenue.

OPERATING PERFORMANCE OF THE COMPANY'S ACQUISITION COMMUNITIES

Acquisition Communities consist of Summit Fair Oaks, Summit Portofino, Summit Sand Lake and Summit Windsor II acquired in 1997 (1,290 apartment homes) and Summit St. Clair and Summit Club at Dunwoody acquired in 1998 (660 apartment homes). Summit Portofino and Summit Sand Lake were acquired in the first quarter of 1997 and Summit Windsor II and Summit Fair Oaks were acquired in the third and fourth quarters of 1997, respectively. Summit St. Clair and Summit Club at Dunwoody were acquired in the first and second quarters of 1998, respectively. Summit Mayfaire was purchased effective January 1, 1997 and therefore is included in stabilized Communities. The operations of these Communities for the three and six months ended June 30, 1998 and 1997 are summarized as follows (dollars in thousands except average monthly rental revenue):

                                                  THREE MONTHS ENDED    SIX MONTHS ENDED
                                                       JUNE 30,             JUNE 30,
                                                  ------------------    -----------------
                                                   1998       1997       1998       1997
                                                  -------    -------    -------    ------
Property revenues:
  Rental revenues...............................  $4,252     $1,761     $7,534     $3,043
  Other property revenue........................     246        147        413        226
                                                  ------     ------     ------     ------
Total property revenues.........................   4,498      1,908      7,947      3,269
                                                  ------     ------     ------     ------
Property operating and maintenance expense(1)...   1,444        624      2,549      1,058
                                                  ------     ------     ------     ------
Property operating income.......................  $3,054     $1,284     $5,398     $2,211
                                                  ======     ======     ======     ======
Average physical occupancy(2)...................    94.1%      93.8%      94.4%      94.1%
                                                  ======     ======     ======     ======
Average monthly rental revenue(3)...............  $  869     $  862     $  863     $  860
                                                  ======     ======     ======     ======
Number of apartment homes.......................   1,950        738      1,950        738
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

The unleveraged yield on investment for the acquisition Communities, defined as property operating income for the three and six months ended June 30, 1998 on an annualized basis over total acquisition cost, was 9.23% and 9.18%, respectively.

OPERATING PERFORMANCE OF THE COMPANY'S STABILIZED DEVELOPMENT COMMUNITIES

The Company had seven development communities (Summit Aventura, Summit Hill II, Summit Green, Summit River Crossing, Summit Fairways, Summit on the River and Summit Russett) which were stabilized during the entire three and six months ended June 30, 1998 but were stabilized subsequent to January 1, 1996. The operating performance of these seven Communities for the three and six months ended June 30, 1998 and 1997 is summarized below (dollars in thousands except average monthly rental revenue):

                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                      JUNE 30,             JUNE 30,
                                                 ------------------    -----------------
                                                  1998       1997       1998       1997
                                                 -------    -------    -------    ------
Property revenues:
  Rental revenues..............................  $5,068     $4,123     $10,162    $7,902
  Other property revenue.......................     347        358         675       575
                                                 ------     ------     -------    ------
Total property revenues........................   5,415      4,481      10,837     8,477
                                                 ------     ------     -------    ------
Property operating and maintenance
  expense(1)...................................   1,811      1,486       3,562     2,753
                                                 ------     ------     -------    ------
Property operating income......................  $3,604     $2,995     $ 7,275    $5,724
                                                 ======     ======     =======    ======
Average physical occupancy(2)..................    91.9%      77.0%       92.1%     73.8%
                                                 ======     ======     =======    ======
Average monthly rental revenue(3)..............  $  888     $  866     $   887    $  864
                                                 ======     ======     =======    ======
Number of apartment homes......................   2,106      2,106       2,106     2,106
                                                 ======     ======     =======    ======

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

The unleveraged yield on investment for the stabilized development Communities, defined as property operating income for the three and six months ended June 30, 1998 on an annualized basis over total development cost, was 10.11% and 10.12%, respectively.

OPERATING PERFORMANCE OF THE COMPANY'S COMMUNITIES IN LEASE-UP

The Company had ten Communities in lease-up during the six months ended June 30, 1998. A Community in lease-up is defined as one which has commenced rental operations but was not stabilized as of the beginning of the current year. A summary of the ten Communities in lease-up as of June 30, 1998 is as follows (dollars in thousands):

                                       TOTAL       ACTUAL/                         HOMES                  % LEASED
                         NUMBER OF    ACTUAL/    ANTICIPATED       ACTUAL/       COMPLETED     Q2 1998     AS OF
                         APARTMENT   ESTIMATED   CONSTRUCTION    ANTICIPATED    AT JUNE 30,    AVERAGE    JUNE 30,
COMMUNITY                  HOMES       COST       COMPLETION    STABILIZATION      1998       OCCUPANCY     1998
---------                ---------   ---------   ------------   -------------   -----------   ---------   --------
Summit Stonefield......      216     $ 19,660      Q1 1998         Q1 1998          216         98.95%     100.00%
Summit Ballantyne I....      246       16,330      Q4 1997         Q2 1998          246         82.79       95.10
Summit Sedgebrook I....      248       16,320      Q4 1997         Q3 1998          248         81.14       91.50
Summit Plantation II...      240       21,264      Q4 1997         Q3 1998          240         80.10       92.50
Summit Norcroft II.....       54        3,500      Q4 1997         Q1 1998           54         94.08       96.80
Summit Lake I..........      302       20,172      Q2 1998         Q3 1998          302         65.28       76.80
Summit Ballantyne
  II(1)................      154       10,100      Q3 1998         Q1 1999           28          5.44        9.70
Summit Fair Lakes
  I(1).................      370       32,900      Q1 1999         Q2 1999           28          2.83        7.00
Summit New Albany
  I(1).................      301       22,600      Q1 1999         Q4 1999           38          5.33        9.00
Summit Governor's
  Village(1)...........      242       16,400      Q1 1999         Q2 1999           70          2.22        4.10
                           -----     --------
                           2,373     $179,246
                           =====     ========

---------------

(1) These properties are included in the Construction in Progress category at June 30, 1998.

Property operating income after interest expense for the three and six months ended June 30, 1998 was $351,000 and $545,000, respectively, for the ten Communities in lease-up.

OPERATING PERFORMANCE OF SUMMIT MANAGEMENT COMPANY

The operating performance of Summit Management Company (the "Management Company") and its wholly-owned subsidiary, Summit Apartment Builders Inc. (the "Construction Company"), for the three and six months ended June 30, 1998 and 1997 is summarized below (dollars in thousands):

                                                  THREE MONTHS ENDED    SIX MONTHS ENDED
                                                       JUNE 30,             JUNE 30,
                                                  ------------------    ----------------
                                                   1998       1997       1998      1997
                                                  -------    -------    ------    ------
Revenue.........................................  $1,597     $1,500     $3,055    $2,898
Expenses:
  Operating.....................................   1,276      1,196      2,601     2,529
  Depreciation..................................      59         48        118        96
  Amortization..................................      72         76        143       148
  Interest......................................      75         75        150       150
                                                  ------     ------     ------    ------
          Total expenses........................   1,482      1,395      3,012     2,923
                                                  ------     ------     ------    ------
Net income (loss) of Summit Management
  Company.......................................  $  115     $  105     $   43    $  (25)
                                                  ======     ======     ======    ======

The increase in revenue was a result of higher revenues from managing the Company's Communities and higher revenues from construction activity, offset by lower revenues for managing third party communities.

Total average third party apartment homes under management were 3,000 and 5,398 at June 30, 1998 and 1997, respectively. The decrease was primarily due to the termination of two of the Management Company's contracts which provided for the management of six apartment communities. The contracts were terminated as a result of a change in ownership of the apartment communities. Property management fees include $357,000 and $432,000 of fees from third parties for the three months ended June 30, 1998 and 1997, respectively, and $658,000 and $906,000 of fees from third parties for the six months ended June 30, 1998 and 1997, respectively. Property management fees from third parties as a percentage of total property management revenues were 21.2% and 28.8% for the three months ended June 30, 1998 and 1997, respectively, and 21.0% and 31.3% for the six months ended June 30, 1998 and 1997, respectively. The Company expects third party management revenue as a percentage of total property management revenues to continue to decline as revenues from the Company's Communities continue to increase.

Construction Company revenues increased in 1998 compared to 1997 as a result of the Company's decision to expand its in-house construction operations in the state of Florida to cover the entire geographic area in which the Company operates. All of the Construction Company's revenues are from contracts with the Company.

OTHER INCOME AND EXPENSES

Interest expense, including amortization of deferred financing costs, increased by $2.6 million and $5.4 million for the three and six months ended June 30, 1998, respectively. This increase was primarily the result of an increase in the Company's average indebtedness outstanding. Average indebtedness outstanding and effective interest cost increased $148.6 million and .05% (6.68% to 6.73%) for the three months ended June 30, 1998 and $143.5 million and .12% (6.59% to 6.71%) for the six months ended June 30, 1998.

Depreciation expense increased $1.4 million and $2.8 million or 26.4% and 26.3% for the three and six months ended June 30, 1998, respectively, primarily due to depreciation on recently acquired or developed Communities.

General and administrative expenses increased $139,000 and $294,000 or 23.3% and 23.7% for the three and six months ended June 30, 1998, primarily due to expenses related to the Company's overall growth. As a percentage of revenues, general and administrative expenses were 2.1% for both the three months ended June 30, 1998 and 1997, and 2.3% and 2.2% for the six months ended June 30, 1998 and 1997, respectively.

EXTRAORDINARY ITEMS

The extraordinary items in the six months ended June 30, 1998 resulted from the write-off of deferred financing cost in conjunction with the replacement by the Company of its prior credit facility with the Unsecured Credit Facility (as hereafter defined) and prepayment penalties on four mortgage notes which were repaid during the period.

LIQUIDITY AND CAPITAL RESOURCES

  Liquidity

The Company's net cash provided by operating activities increased from $27.2 million for the six months ended June 30, 1997 to $30.1 million for the same period in 1998, primarily due to a $8.5 million increase in property income offset by a $6.1 million increase in interest paid. The increase in interest paid was primarily due to an increase in the average indebtedness outstanding.

Net cash used in investing activities increased from $86.5 million for the six months ended June 30, 1997 to $95.1 million for the same period in 1998 due to an increase in the acquisition of Communities, an increase in the construction of Communities and higher recurring capital expenditures, partially offset by proceeds from the sale of a Community. In 1998 the Company acquired two apartment Communities containing 660 apartment homes for a total cost of $54.4 million which included the issuance of $5.2 million of Units. In addition, the Company funded $59.5 million in development costs and $4.2 million in capital improvements in 1998. The Company also received net cash proceeds of approximately $17.6 million of total net cash proceeds of $23.9 million from the sale of an apartment community. The remaining $6.3 million in proceeds from the sale were being held in escrow in accordance with like-kind exchange rules and regulations.

Net cash provided by financing activities increased from $61.1 million for the six months ended June 30, 1997 to $63.8 million for the same period in 1998, primarily due to an increase in equity proceeds from the Company's dividend reinvestment and stock purchase plans offset by a higher repayment of debt, the issuance of notes receivable from employees, the payment of higher dividend and distributions to unitholders and a decrease in stock issuance. Financing activities in 1998 included $78.6 million in net borrowings from the Company's credit facility and $23.4 million in net proceeds from the Company's dividend reinvestment and stock purchase plans. Dividend reinvestment and stock purchase proceeds increased from 1997 primarily due to the dividend reinvestment plan being revised to allow direct stock purchases. These cash inflows were offset by $22.7 million of dividends and distributions and the repayment of mortgage debt of $14.1 million. Mortgage debt repayment included $11.9 million for the prepayment of four mortgage notes.

The ratio of earnings to fixed charges was 2.14 for the six months ended June 30, 1998 compared to 2.02 for the six months ended June 30, 1997. The increase is primarily due to an increase in the gain on real estate assets offset by increased interest expense as discussed in "Historical Results of Operations -- Other Income and Expenses" above.

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

The Company's outstanding indebtedness at June 30, 1998 totaled $539.2 million. This amount includes approximately $191.0 million in fixed rate conventional mortgages, $52.0 million of variable rate tax-exempt bonds, $186.0 million of unsecured notes, $9.2 million of tax-exempt fixed rate loans, and $101.0 million under the Unsecured Credit Facility (as hereinafter defined).

The Company repaid four mortgage notes with a balance of $11.9 million during the first quarter of 1998. The mortgage notes had an 8% interest rate and were repaid from the borrowings under the Company's credit facility.

The Company expects to meet its short-term liquidity requirements (i.e., liquidity requirements arising within 12 months) including capital expenditures relating to maintaining its existing properties (recurring capital expenditures), generally through its working capital, net cash provided by operating activities and borrowings under its line of credit. The Company considers its cash provided by operating activities to be adequate to meet operating requirements and payments of dividends and distributions. The Company expects to meet its long-term liquidity requirements (i.e., liquidity requirements arising after 12 months), such as scheduled mortgage debt maturities, property acquisitions, financing of construction and development activities and other non-recurring capital improvements, through the issuance of unsecured notes and equity securities, from undistributed Funds from Operations (see page 22), from proceeds received from the disposition of certain properties, and in connection with the acquisition of land or improved property, through the issuance of units of limited partnership interest ("Units") of Summit Properties Partnership, L.P. (the "Operating Partnership").

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

  Mortgage Notes

The Company has a commitment to refinance two mortgage loans which have a $148.0 million balance at June 30, 1998. The original loans mature in February 2001 ($119.0 million at 5.88%) and December 2005 ($29.0 million at 7.71%). The refinancing will combine the two mortgage loans into one loan at an interest rate equal to the weighted average interest rate of the two previous mortgage loans (6.24%) with a February 2001 maturity. At the 2001 maturity, the lender has committed to a new loan that will mature in the second quarter of 2008 with an interest rate of 6.76%.

  Medium-Term Notes

The Company has established a program for the sale of up to $95 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance (the "MTN Program"). On July 28, 1998, the Company sold $30 million of notes under the MTN Program. The notes are due on July 30, 2001 and bear interest at 6.75% per year. Proceeds from the notes were used to reduce the Unsecured Credit Facility.

ACQUISITIONS AND DISPOSITION

The Company completed the acquisition of two communities located in Atlanta,
Georgia: Summit St. Clair, purchased effective March 1, 1998, and Summit Club at Dunwoody, purchased on May 22, 1998 (the "1998 Acquisitions"). The 1998 Acquisitions added a total of 660 apartment homes to the Company's portfolio at an aggregate purchase price of $54.5 million.

The 1998 Acquisitions were financed with the issuance of 259,871 Units valued at $5.2 million. The balance of the purchase price was paid in cash.

On May 18, 1998, the Company sold a community in Brandon, Florida formerly known as Summit Providence for net proceeds of $23.9 million. A gain on the sale of $8.7 million was recognized. Proceeds from the sale were used to partially fund the acquisition of Summit Club at Dunwoody.

On July 8, 1998, the Company purchased Summit at Lenox (formerly Lenox Forest), a 432-apartment community located in Atlanta, Georgia. The purchase price was approximately $32.7 million. The acquisition was financed by the assumption of $8.8 of mortgage debt with the balance paid in cash.

DEVELOPMENT ACTIVITY

The Company's construction in progress at June 30, 1998 is summarized as follows (dollars in thousands):

                                                           TOTAL                ESTIMATED   ANTICIPATED
                                             APARTMENT   ESTIMATED   COST TO     COST TO    CONSTRUCTION
COMMUNITY                                      HOMES       COSTS       DATE     COMPLETE     COMPLETION
---------                                    ---------   ---------   --------   ---------   ------------
Summit Doral -- Miami, FL..................      260     $ 22,800    $  7,035    $15,765         Q1 1999
Summit Westwood -- Raleigh, NC.............      354       24,400       8,745     15,655         Q2 1999
Summit Fair Lakes I -- Fairfax, VA(2)......      370       32,900      21,571     11,329         Q1 1999
Summit New Albany I -- Columbus, OH(2).....      301       22,600      17,144      5,456         Q1 1999
Summit Governor's Village -- Chapel Hill,
  NC(2)....................................      242       16,400      12,315      4,085         Q1 1999
Summit Ballantyne II -- Charlotte, NC(2)...      154       10,100       8,376      1,724         Q3 1998
Summit Lake II -- Raleigh, NC..............      144       10,200       1,897      8,303         Q2 1999
Summit Sedgebrook II -- Charlotte, NC......      120        7,800       1,133      6,667         Q3 1999
                                               -----     --------    --------    -------
                                               1,945     $147,200      78,216    $68,984
                                               =====     ========                =======
Other development and construction
  costs(1).................................                            23,870
                                                                     --------
                                                                     $102,086
                                                                     ========

---------------

(1) Consists primarily of land held for development and other predevelopment costs.

(2) These communities were in lease-up at June 30, 1998.

Estimated costs to complete the development communities represent all of the Company's material commitments for capital expenditures.

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

  Year 2000

The Year 2000 compliance issue concerns the inability of computer systems to accurately calculate, store or use a date after 1999. This could result in a system failure or miscalculations causing disruptions of operations. The Year 2000 issue affects virtually all companies and all organizations.

The Company has substantially completed an assessment of its core computer information systems and is now taking the further necessary steps to make such systems, in those situations in which the Company is required to do so, Year 2000 compliant. In addition, the Company is currently evaluating and assessing those computer systems that do not relate to information technology (such as telecommunications, security, HVAC, elevator, fire and safety systems, which typically include embedded technology such as microcontrollers that may be harder to test, and may require complete replacement because they cannot be repaired).

The Company's primary uses of software systems are its corporate accounting and property on-site software. The Company's corporate accounting system is widely used in the real estate industry. A version upgrade, installed in the second quarter of 1998, is designed to be Year 2000 compliant. The Company is replacing its current property on-site software with a new software system designed to be Year 2000 compliant. This new software is also widely used in the real estate industry. The implementation of the new on-site software system started in the first quarter of 1998 and is expected to be completed by the fourth quarter of 1998. The Company has converted approximately 46 Communities to the new software. The replacement of the current property on-site software is proceeding on schedule. The Company has received written notification from the vendor of each of the corporate accounting system and on-site system that the relevant software is Year 2000 compliant. The Company had previously planned both the upgrade of the corporate accounting system and implementation of the new property on-site system, and such changes would have been undertaken without regard to Year 2000 remediation issues. Accordingly, the Company has not deferred any planned information or software projects due to such Year 2000 projects.

Based on its review to date, the Company believes that the primary cost of Year 2000 compliance will be the cost of the installation of the new property on-site software. The Company currently expects that the installation of the new property on-site software will cost approximately $400,000, and as of June 30, 1998, the Company had spent approximately $150,000 in connection therewith. Because the Company's Year 2000 assessment is ongoing, the total cost of bringing all internal systems, equipment and operations into Year 2000 compliance has not been fully quantified. While these efforts involve additional costs, the Company believes, based on available information, that these costs will not have a material adverse effect on its business, financial condition or results of operations. While the Company believes that it will be Year 2000 compliant by December 31, 1999, if these efforts are not completed on time, or if the costs associated with updating or replacing the Company's computer systems exceeds the Company's current estimates, the Year 2000 issue could have a material impact on the Company's ability to meet its financial and reporting requirements and/or on its financial results.

The Company rents apartments in its Communities to individuals and does not have a single customer or group of customers who rents a significant number of apartments. The Company's primary purchases are building-related products (e.g., carpets, paint and blinds) and services (e.g., lawn services), all of which are available from numerous suppliers. For the foregoing reasons, the Company does not believe that there is a significant risk related to the failure of residents, vendors or third-party service providers to prepare for the Year 2000; however, the costs and timing of third-party Year 2000 compliance is not within the Company's control and no assurances can be given with respect to the cost or timing of such efforts or the potential effects of any failure to comply.

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

Funds from Operations and Funds Available for Distribution for the three and six months ended June 30, 1998 and 1997 are calculated as follows (dollars in thousands):

                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                               JUNE 30,                   JUNE 30,
                                        -----------------------    -----------------------
                                           1998         1997          1998         1997
                                        ----------   ----------    ----------   ----------
Income before extraordinary items.....  $   13,553   $    9,493    $   19,450   $   15,369
Gain on sale of real estate assets....      (8,731)      (4,366)       (8,731)      (4,366)
Minority interest of Unitholders in
  Operating Partnership...............       2,315        1,729         3,310        2,781
Depreciation from real estate
  assets..............................       6,842        5,421        13,363       10,593
                                        ----------   ----------    ----------   ----------
Funds from Operations.................      13,979       12,277        27,392       24,377
Recurring capital expenditures(1).....      (1,918)      (1,016)       (2,761)      (1,471)
                                        ----------   ----------    ----------   ----------
Funds Available for Distribution......  $   12,061   $   11,261    $   24,631   $   22,906
                                        ==========   ==========    ==========   ==========
Non-recurring Capital
  Expenditures(2).....................  $      724   $    1,225    $    1,487   $    2,147
                                        ==========   ==========    ==========   ==========
Cash Flow Provided By (Used In):
  Operating Activities................  $   15,924   $   13,093    $   30,084   $   27,161
  Investing Activities................     (40,797)     (30,643)      (95,108)     (86,536)
  Financing Activities................      22,927       19,518        63,848       61,056
Weighted average shares and units
  outstanding -- basic................  28,785,746   27,302,798    28,449,861   27,161,146
                                        ==========   ==========    ==========   ==========
Weighted average shares and units
  outstanding -- diluted..............  28,810,928   27,333,968    28,478,149   27,192,559
                                        ==========   ==========    ==========   ==========

---------------

(1) Recurring capital expenditures are expected to be funded from operations and consist primarily of exterior painting, new appliances, vinyl, blinds, tile, and wallpaper. In contrast, non-recurring capital expenditures, such as major improvements, new garages and access gates, are expected to be funded by financing activities and are therefore not included in the calculation of Funds Available for Distribution. The increase in recurring capital expenditures for the six months ended June 30, 1998 compared to 1997 was primarily due to the timing of capital improvement projects. The Company expects capital expenditures for the year 1998 on a per unit basis to be equal to or less than 1997.

(2) Non-recurring capital expenditures include major renovations in the amount of $364,000 in 1998 and $1.9 million in 1997; $484,000 and $19,000 in water meters in 1998 and 1997, respectively; $239,000 and $76,000 in new signage in 1998 and 1997, respectively; $207,000 of fitness center and key controls in 1998; and $191,000 of improvements at Summit Norcroft I done in conjunction with development of Summit Norcroft II in 1998.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

On each of April 27, 1998 and June 22, 1998 the Company issued to a limited partner of the Operating Partnership 8,005 and 13,375 shares of Common Stock, respectively. Such shares of the Company's Common Stock were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. In light of information obtained by the Company in connection with each such transaction, management of the Company believes that the Company may rely on such exemption.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

On May 12, 1998, the Company held its 1998 Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, Stockholders of the Company were asked to consider a proposal (the "Proposal") to elect two Class I Directors of the Company to serve until the 2001 annual meeting to the stockholders or until their successors are duly elected and qualified.

With respect to the election of Directors, James H. Hance, Jr. and Henry H. Fishkind were nominated to serve as Class I Directors of the Company until the 2001 annual meeting; the other Directors of the Company whose terms of office as directors continued after the Annual Meeting are as follows: Nelson Schwab III (Class II Director), John Crosland, Jr. (Class II Director), William B. McGuire, Jr. (Class III Director) and Henry H. Fishkind (Class III Director).

With respect to the Proposal, the stockholders of the Company voted at the Annual Meeting as hereinafter described. By a vote of 16.5 million votes of Common Stock in favor of James H. Hance, Jr. and Henry H. Fishkind, in excess of a majority of the eligible votes, with no votes against each of Messrs. Hance and Fishkind, respectively, each of James H. Hance, Jr. and Henry H. Fishkind was elected as a Class I Director of the Company. In addition, 74,433 and 20,638 votes abstained with respect to Messrs. Hance and Fishkind, respectively.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1    --  Amendment No. 12 to the Limited Partnership Agreement of
            Summit Properties Partnership, L.P. (Incorporated by reference to Exhibit 3.1 of Summit Properties Partnership,
            L.P.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, File No. 000-22411).

10.2    --  $8,730,000 Promissory Note, dated August 30, 1995, issued by
            Summit Properties Partnership, L.P. to the Public Employee's
            Retirement Association of Colorado (Incorporated by reference to Exhibit 10.1 of Summit Properties Partnership,
            L.P.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, File No. 000-22411).

10.3    --  6.75% Medium-Term Note due 2001 in principal amount of
            $30,000,000 issued by Summit Properties Partnership, L.P. on
            July 28, 1998 (Incorporated by reference to Exhibit 10.2 of
            Summit Properties Partnership, L.P.'s Quarterly Report on
            Form 10-Q for the quarterly period ended June 30, 1998, File
            No. 000-22411).

12.1    --  Statement Regarding Calculation of Ratio of Earnings to
            Fixed Charges for the Three and Six Months ended June 30,
            1998 (filed herewith).

27.1    --  Financial Data Schedule -- Six Months ended June 30, 1998
            (for SEC use only) (filed herewith).

27.2    --  Revised Financial Data Schedule - Six Months ended June 30,
            1997 (for SEC use only) (filed herewith).

(b) Reports on Form 8-K

A Form 8-K was filed with the Securities and Exchange Commission on June 2, 1998 in connection with the commencement of Summit Properties Partnership, L.P.'s Medium-Term Note Program.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       SUMMIT PROPERTIES INC.

August 13, 1998                                                       /s/ WILLIAM F. PAULSEN
-----------------------------------------------------  -----------------------------------------------------
(Date)                                                                  William F. Paulsen,
                                                               President and Chief Executive Officer

August 13, 1998                                                       /s/ MICHAEL L. SCHWARZ
-----------------------------------------------------  -----------------------------------------------------
(Date)                                                                  Michael L. Schwarz,
                                                                   Executive Vice President and
                                                                      Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
  10.1     --  Amendment No. 12 to the Limited Partnership Agreement of
               Summit Properties Partnership, L.P. (Incorporated by
               reference to Exhibit 3.1 of Summit Properties Partnership,
               L.P.'s Quarterly Report on Form 10-Q for the quarterly
               period ended June 30, 1998, File No. 000-22411).

  10.2     --  $8,730,000 Promissory Note, dated August 30, 1995, issued by
               Summit Properties Partnership, L.P. to the Public Employee's
               Retirement Association of Colorado (Incorporated by reference to Exhibit 10.1 of Summit Properties Partnership,
               L.P.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, File No. 000-22411).

  10.3     --  6.75% Medium-Term Note due 2001 in principal amount of
               $30,000,000 issued by Summit Properties Partnership, L.P. on
               July 28, 1998 (Incorporated by reference to Exhibit 10.2 of
               Summit Properties Partnership, L.P.'s Quarterly Report on
               Form 10-Q for the quarterly period ended June 30, 1998, File
               No. 000-22411).

  12.1     --  Statement Regarding Calculation of Ratio of Earnings to
               Fixed Charges for the Three and Six Months ended June 30,
               1998 (filed herewith).

  27.1     --  Financial Data Schedule -- Six Months ended June 30, 1998
               (for SEC use only) (filed herewith).

  27.2     --  Revised Financial Data Schedule -- Six Months ended June 30,
               1997 (for SEC use only) (filed herewith).