Form 10-Q
period 1998-09-30
SUMMIT PROPERTIES INC
filed 1998-11-13
CIK 915773

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-Q

      [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                               OR
      [  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]     No [ ]
                             ---------------------
                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             25,425,092 shares outstanding as of November 3, 1998.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             SUMMIT PROPERTIES INC.

                                     INDEX

                                                                               PAGE
                                                                               ----
PART I           FINANCIAL INFORMATION
        Item 1   Financial Statements
                 Consolidated Balance Sheets as of September 30, 1998 and
                   December 31, 1997 (Unaudited).............................    3
                 Consolidated Statements of Earnings for the three months and nine months ended September 30, 1998 and 1997
                   (Unaudited)...............................................    4
                 Consolidated Statement of Stockholders' Equity for the nine
                   months ended September 30, 1998 (Unaudited)...............    5
                 Consolidated Statements of Cash Flows for the nine months
                   ended September 30, 1998 and 1997 (Unaudited).............    6
                 Notes to Consolidated Financial Statements..................    7
        Item 2   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.................................   13
PART II          OTHER INFORMATION
        Item 2   Changes in Securities.......................................   27
        Item 6   Exhibits and Reports on Form 8-K............................   27
        SIGNATURES...........................................................   28

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             SUMMIT PROPERTIES INC.

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1998            1997
                                                              -------------   ------------
ASSETS
Real estate assets:
  Land and land improvements................................    $ 151,962      $ 133,316
  Buildings and improvements................................      732,246        643,812
  Furniture, fixtures and equipment.........................       61,295         53,573
                                                                ---------      ---------
                                                                  945,503        830,701
  Less: accumulated depreciation............................     (121,631)      (105,979)
                                                                ---------      ---------
          Operating real estate assets......................      823,872        724,722
  Construction in progress..................................      140,604         82,332
                                                                ---------      ---------
          Net real estate assets............................      964,476        807,054
Cash and cash equivalents...................................        4,823          3,563
Restricted cash.............................................        7,702          3,180
Deferred financing costs, net...............................        7,501          7,378
Other assets................................................        5,079          4,118
                                                                ---------      ---------
Total assets................................................    $ 989,581      $ 825,293
                                                                =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes payable.............................................    $ 601,872      $ 474,673
  Accrued interest payable..................................        3,492          4,916
  Accounts payable and accrued expenses.....................       21,244         19,945
  Dividends and distributions payable.......................       12,135         11,030
  Security deposits and prepaid rents.......................        4,134          3,561
                                                                ---------      ---------
          Total liabilities.................................      642,877        514,125
                                                                ---------      ---------
Commitments and contingencies
Minority interest...........................................       49,746         45,329
                                                                ---------      ---------
Stockholders' equity:
  Common stock, $.01 par value -- 100,000,000 authorized,
     25,420,846 and 23,306,930 shares issued and outstanding
     in 1998 and 1997, respectively.........................          254            234
  Additional paid-in capital................................      399,781        361,731
  Dividends in excess of accumulated earnings...............      (99,721)       (95,120)
  Unamortized restricted stock compensation.................         (836)        (1,006)
                                                                ---------      ---------
                                                                  299,478        265,839
  Less employee notes receivable............................       (2,520)            --
                                                                ---------      ---------
          Total stockholders' equity........................      296,958        265,839
                                                                ---------      ---------
Total liabilities and stockholders' equity..................    $ 989,581      $ 825,293
                                                                =========      =========

See notes to consolidated financial statements (unaudited).

                             SUMMIT PROPERTIES INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                (DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)

                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                            -------------------------    -------------------------
                                               1998          1997           1998          1997
                                            -----------   -----------    -----------   -----------
Revenues:
  Rental..................................  $    35,251   $    28,240    $    99,047   $    80,348
  Other property income...................        2,144         1,660          5,733         4,558
  Interest................................          233            97            511           305
  Other income............................          628            71            775           209
                                            -----------   -----------    -----------   -----------
          Total revenues..................       38,256        30,068        106,066        85,420
                                            -----------   -----------    -----------   -----------
Expenses:
  Property operating and maintenance:
     Personnel............................        2,993         2,427          8,103         6,899
     Advertising and promotion............          625           596          1,731         1,418
     Utilities............................        1,619         1,312          4,502         3,623
     Building repairs and maintenance.....        2,738         2,326          7,216         6,382
     Real estate taxes and insurance......        3,381         2,573         10,251         8,111
     Depreciation.........................        7,373         5,852         20,774        16,463
     Property supervision.................          904           701          2,545         2,041
     Other operating expenses.............        1,011           797          2,851         2,356
                                            -----------   -----------    -----------   -----------
                                                 20,644        16,584         57,973        47,293
  Interest................................        8,392         5,790         23,351        15,382
  General and administrative..............        1,190           857          2,726         2,099
  Loss (income) in equity investment in
     Summit Management Company............          138          (111)            95           (86)
                                            -----------   -----------    -----------   -----------
          Total expenses..................       30,364        23,120         84,145        64,688
                                            -----------   -----------    -----------   -----------
Income before gain on sale of real estate
  assets, minority interest of unitholders
  in Operating Partnership and
  extraordinary items.....................        7,892         6,948         21,921        20,732
Gain on sale of real estate assets........           --            --          8,731         4,366
Minority interest of unitholders in
  Operating Partnership...................       (1,129)       (1,031)        (4,439)       (3,812)
                                            -----------   -----------    -----------   -----------
Income before extraordinary items.........        6,763         5,917         26,213        21,286
Extraordinary items, net of minority
  interest of unitholders in Operating
  Partnership.............................           --            --           (158)           --
                                            -----------   -----------    -----------   -----------
Net income................................  $     6,763   $     5,917    $    26,055   $    21,286
                                            ===========   ===========    ===========   ===========
Per share data:
  Income before extraordinary
     items -- basic and diluted...........  $      0.27   $      0.25    $      1.06   $      0.92
                                            ===========   ===========    ===========   ===========
  Net income -- basic and diluted.........  $      0.27   $      0.25    $      1.06   $      0.92
                                            ===========   ===========    ===========   ===========
  Dividends declared......................  $      0.41   $      0.40    $      1.23   $      1.19
                                            ===========   ===========    ===========   ===========
  Weighted average common
     shares -- basic......................   25,269,269    23,238,204     24,635,658    23,080,703
                                            ===========   ===========    ===========   ===========
  Weighted average common
     shares -- diluted....................   25,274,868    23,273,056     24,652,423    23,113,222
                                            ===========   ===========    ===========   ===========

See notes to consolidated financial statements (unaudited).

                             SUMMIT PROPERTIES INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                        DIVIDENDS IN   UNAMORTIZED
                                           ADDITIONAL    EXCESS OF      RESTRICTED     EMPLOYEE
                                  COMMON    PAID IN     ACCUMULATED       STOCK         NOTES
                                  STOCK     CAPITAL       EARNINGS     COMPENSATION   RECEIVABLE    TOTAL
                                  ------   ----------   ------------   ------------   ----------   --------
Balance, December 31, 1997......   $234     $361,731      $(95,120)      $(1,006)      $    --     $265,839
  Dividends.....................     --           --       (30,656)           --            --      (30,656)
  Exercise of stock options.....      1          840            --            --            --          841
  Conversion of units to
     shares.....................     --          555            --                          --          555
  Issuance of restricted stock
     grants.....................     --          135            --          (135)           --           --
  Amortization of restricted
     stock grants...............     --                         --           305            --          305
  Proceeds from dividend
     reinvestment and stock
     purchase plans.............     19       36,982            --            --            --       37,001
  Adjustment for minority
     interest in Operating
     Partnership................     --         (462)           --            --            --         (462)
  Issuance of employee notes
     receivable.................                                                        (2,520)      (2,520)
  Net income....................     --           --        26,055            --            --       26,055
                                   ----     --------      --------       -------       -------     --------
Balance, September 30, 1998.....   $254     $399,781      $(99,721)      $  (836)      $(2,520)    $296,958
                                   ====     ========      ========       =======       =======     ========

See notes to consolidated financial statements (unaudited).

                             SUMMIT PROPERTIES INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED,
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1998        1997
                                                              ---------   ---------
Cash flows from operating activities:
  Net income................................................  $  26,055   $  21,286
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Extraordinary items....................................        158          --
     (Income) loss on equity method investments.............         95         (86)
     Gain on sale of real estate assets.....................     (8,731)     (4,366)
     Depreciation and amortization..........................     21,778      17,336
     Increase in restricted cash............................       (586)       (994)
     Increase in other assets...............................       (775)       (699)
     Increase (decrease) in accrued interest payable........     (1,439)      1,262
     Increase in accounts payable and accrued expenses......      6,156       4,484
     Increase (decrease) in security deposits and prepaid
      rents.................................................        301        (104)
     Minority interest of unitholders in Operating
      Partnership...........................................      4,439       3,812
                                                              ---------   ---------
          Net cash provided by operating activities.........     47,451      41,931
                                                              ---------   ---------
Cash flows from investing activities:
  Construction of real estate assets, net of payables.......    (92,946)    (68,980)
  Purchase of Communities...................................    (73,654)    (57,749)
  Proceeds from sale of a Community, net of escrow funds....     19,996       9,271
  Capitalized interest......................................     (4,352)     (4,528)
  Recurring capital expenditures............................     (3,372)     (2,589)
  Non-recurring capital expenditures........................     (3,279)     (3,317)
                                                              ---------   ---------
          Net cash used in investing activities.............   (157,607)   (127,892)
                                                              ---------   ---------
Cash flows from financing activities:
  Net borrowings on line of credit..........................    103,627      (8,340)
  Net borrowings on unsecured bonds.........................     29,510     121,627
  Repayments of mortgage debt...............................    (14,873)     (2,847)
  Repayments of tax exempt bonds............................       (945)       (910)
  Net proceeds from dividend reinvestment and stock purchase
     plans..................................................     30,500       1,760
  Dividends and distributions to unitholders................    (34,724)    (32,104)
  Issuance of stock.........................................         --       6,813
  Exercise of stock options.................................        841         738
  Costs of shelf registrations..............................         --        (511)
  Increase in employee notes................................     (2,520)         --
                                                              ---------   ---------
          Net cash provided by financing activities.........    111,416      86,226
                                                              ---------   ---------
Net increase in cash and cash equivalents...................      1,260         265
Cash and cash equivalents, beginning of period..............      3,563       3,665
                                                              ---------   ---------
Cash and cash equivalents, end of period....................  $   4,823   $   3,930
                                                              =========   =========
Supplemental disclosure of cash flow information -- Cash
  paid for interest, net of capitalized interest............  $  24,066   $  13,359
                                                              =========   =========

See notes to consolidated financial statements (unaudited).

SUMMIT PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the management of Summit Properties Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's December 31, 1997 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 "Earnings Per Share." This pronouncement specifies the computation, presentation and disclosure requirements for earnings per share. The new standard had no impact on the Company's financial statements as the "basic" and "diluted" earnings per share disclosure required by the pronouncement were the same as "primary" earnings per share previously reported. The only difference in "basic" and "diluted" weighted average shares is the dilutive effect of the Company's stock options outstanding (5,599 and 34,852 shares added to weighted shares outstanding for the three months ended September 30, 1998 and 1997, respectively, and 16,765 and 32,519 shares added to weighted shares outstanding for the nine months ended September 30, 1998 and 1997, respectively).

2. ACQUISITIONS, DISPOSITIONS AND COMMITMENTS

During the nine month period ending September 30, 1998, the Company completed the acquisition of three communities located in Atlanta, Georgia: Summit St. Clair, purchased effective March 1, 1998, Summit Club at Dunwoody, purchased effective May 22, 1998, and Summit at Lenox, purchased effective July 8, 1998 (the "1998 Acquisitions"). The 1998 Acquisitions added a total of 1,092 apartment homes to the Company's portfolio at an aggregate purchase price of $88.3 million.

The 1998 Acquisitions were financed with the issuance of 259,871 units of limited partnership interest ("Units") in Summit Properties Partnership, L.P. (the "Operating Partnership") valued at $5.2 million and the assumption of $8.8 million of mortgage debt. The balance of the purchase price was paid in cash.

The following summary of selected unaudited pro forma results of operations presents information as if the 1998 Acquisitions had occurred as of January 1, 1998 for the 1998 pro-forma information. Pro forma information for the nine months ended September 30, 1997 presents information as if the Summit at Lenox acquisition had occurred as of January 1, 1997. Pro forma information for 1997 has not been presented for Summit St. Clair and Summit Club at Dunwoody as they were under construction during that period and had insignificant operations. The pro forma information for the nine months ended September 30, 1998 and 1997 is provided for informational

SUMMIT PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
--------------------------------------------------------------------------------

purposes only and is not indicative of results that would have occurred or which may occur in the future (dollars in thousands, except per share amounts):

                                                         NINE MONTHS
                                                     ENDED SEPTEMBER 30,
                                                  -------------------------
                                                     1998          1997
                                                  -----------   -----------
Total revenues..................................  $   110,234   $    88,683
                                                  ===========   ===========
Income before gain on sale of real estate
  assets, minority interest of unitholders in
  Operating Partnership and extraordinary
  items.........................................  $    21,192   $    19,812
                                                  ===========   ===========
Net income......................................  $    25,340   $    20,506
                                                  ===========   ===========
Net income per share -- basic and diluted.......  $      1.03   $      0.89
                                                  ===========   ===========
Weighted average shares -- basic................   24,635,658    23,080,703
                                                  ===========   ===========
Weighted average shares -- diluted..............   24,652,423    23,113,222
                                                  ===========   ===========

On May 18, 1998, the Company sold a community in Brandon, Florida formerly known as Summit Providence for net proceeds of $23.9 million. A gain on the sale of $8.7 million was recognized in the second quarter of 1998. Proceeds from the sale were used to partially fund the acquisition of Summit Club at Dunwoody.

The Company has nine development projects currently under construction with a total estimated cost of $161.7 million. The estimated cost to complete these projects is $51.0 million.

3. REAL ESTATE JOINT VENTURES

The Company owns a 49% interest in each of two joint ventures. Each joint venture is developing an apartment community which will be accounted for under the equity method of accounting. The projects are both under construction and had no operations as of September 30, 1998. The construction costs will be funded primarily through individual loans to each joint venture from unrelated third parties equal to 100% of the construction costs. During the construction period, in lieu of contributing equity to each of the respective joint ventures, the Company has under certain circumstances, subsequent to demand by the third party lenders, agreed to make contributions which would reduce the respective construction loan by an amount not to exceed 25% of the total construction loan amount. Any such contribution would be deemed to be all or a portion of the equity required to be contributed by the Company to the respective joint venture at the end of the construction and lease up period. The Company has the right to purchase it's joint venture partner interest after the projects are complete. The following is a condensed balance sheet for the projects at September 30, 1998:

Cash........................................................  $   16,098
Construction in progress....................................   4,234,571
                                                              ----------
          Total assets......................................  $4,250,669
                                                              ==========
Construction liabilities payable............................  $  628,694
Construction loan payable...................................   3,611,975
Partner's capital...........................................      10,000
                                                              ----------
          Total liabilities and partners' capital...........  $4,250,669
                                                              ==========

SUMMIT PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
--------------------------------------------------------------------------------

4. NOTES PAYABLE

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

  Mortgage Notes

On September 23, 1998, the Company consolidated and renewed two mortgage loans which had a $147.2 million balance. The original loans matured in February 2001 ($118.3 million at 5.88%) and December 2005 ($28.9 million at 7.71%). The consolidation and renewal combined the two mortgage loans into one loan at an interest rate equal to the weighted average interest rate of the two previous mortgage loans (6.24%) up to February 2001. As of February 2001, the rate of interest on the loan will increase to 6.76% until the loan matures in October of 2008.

  Medium-Term Notes

The Company has established a program for the sale of up to $95 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance (the "MTN Program"). On July 28, 1998, the Company sold $30 million of notes under the MTN Program. Such notes are due on July 30, 2001 and bear interest at 6.75% per year. On October 5, 1998, the Company sold $25 million of notes under the MTN Program. Such notes are due on October 5, 2000 and bear interest at 6.71% per year. Proceeds from the notes issued in both July and October of 1998 were used to reduce the Unsecured Credit Facility.

5. RESTRICTED STOCK

In the nine months ended September 30, 1998 and 1997, the Company granted 6,592 and 26,528 shares, respectively, of restricted stock to employees under the Company's 1994 Stock Option and Incentive Plan. The market value of the restricted stock grants in 1998 and 1997 totaled $135,000 and $570,000, respectively, which has been recorded as unamortized restricted stock compensation and is shown as a separate component of stockholders' equity. Unearned compensation is being amortized to expense over the vesting period which ranges from three to five years.

SUMMIT PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
--------------------------------------------------------------------------------

6. SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the nine months ended September 30, 1998 and 1997 are as follows:

     A. The Company purchased the 1998 Acquisitions by issuing 259,871 Units, assuming a mortgage note, assuming certain liabilities and the payment of cash. The recording of the purchase is summarized as follows (in thousands):

  Fixed assets..............................................  $88,298
  Current liabilities assumed...............................     (681)
  Value of Units issued.....................................   (5,213)
  Mortgage note assumed.....................................   (8,750)
                                                              -------
          Cash invested.....................................  $73,654
                                                              =======

     B. The Company sold a community on May 18, 1998 for net proceeds of approximately $23.9 million. The proceeds of the sale were put in escrow in accordance with like-kind exchange rules and regulations. On May 22, 1998, $17.6 million of the escrow was used to fund the acquisition of an apartment community (see Note 2). On July 24, 1998, $2.4 million of the escrow was used to fund the acquisition of land for development. The remaining $3.9 million held in escrow is shown in the balance sheet caption "Restricted Cash" and will be used to fund the acquisition of other like-kind property.

     C. In the nine months ended September 30, 1997, the Company purchased four communities (Summit Mayfaire, Summit Portofino, Summit Sand Lake and Summit Windsor II). The Company completed the purchase of the four Communities by assuming debt, issuing 194,495 Units, issuing 243,608 shares of Common Stock, assuming certain liabilities and current assets, and the payment of cash. The recording of the purchase is summarized as follows (in thousands):

Fixed assets................................................  $ 82,898
Other assets................................................        30
Debt assumed................................................   (15,226)
Current liabilities assumed.................................    (1,081)
Value of Units issued.......................................    (3,939)
Value of Common Stock issued................................    (4,933)
                                                              --------
          Cash invested.....................................  $ 57,749
                                                              ========

     D. The Company accrued a dividend and distribution payable in the amount of $12.1 million and $10.9 million at September 30, 1998 and 1997, respectively.

     E. The Company issued 6,592 and 26,528 shares of restricted stock valued at $135,000 and $570,000 during the nine months ended September 30, 1998 and 1997, respectively.

7. CHANGES IN OWNERSHIP OF OPERATING PARTNERSHIP

As of September 30, 1998, there were 29,679,038 Units outstanding, of which 25,420,846, or 85.7% were owned by the Company and 4,258,192, or 14.3% were owned by other partners (including certain officers and directors of the Company). Minority interest of unitholders in the Operating Partnership is calculated at the balance sheet date based upon the percentage of Units outstanding owned by partners other than the Company to the total number of Units outstanding. Minority interest of unitholders in Operating Partnership earnings is calculated based on the weighted average Units outstanding during the period.

SUMMIT PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
--------------------------------------------------------------------------------

Proceeds from Common Stock issued by the Company are contributed to the Operating Partnership for an equivalent number of Units. The following is a summary of significant Units issued and the Company's ownership percentage before and after each transaction for the nine months ended September 30, 1998 and 1997:

                                                                             COMPANY'S OWNERSHIP
                                                                            AS A PERCENTAGE OF THE
                                                      NET                   OPERATING PARTNERSHIP
                                       NUMBER OF   PRICE PER     DOLLAR     ----------------------
DATE            DESCRIPTION              UNITS       UNIT        VALUE        BEFORE       AFTER
----            -----------            ---------   ---------   ----------   ----------   ---------
1997  Issuance of stock..............   315,029     $21.62     $6,812,500     84.81%       84.99%
1997  Summit Sand Lake purchase......   438,103      20.25      8,871,581     85.02        84.54
1998  Issuance of stock..............   316,749      20.52      6,500,000     85.32        85.49
1998  Issuance of stock..............   331,058      19.63      6,500,000     85.52        85.69
1998  Summit St. Clair purchase......   119,000      20.29      2,414,272     85.75        85.39
1998  Issuance of stock..............   256,345      19.50      5,000,000     85.41        85.54
1998  Summit at Dunwoody purchase....   140,871      19.87      2,798,961     85.62        85.20
1998  Issuance of stock..............   400,002      18.75      7,501,590     85.26        85.46

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

In addition to the amounts in the above table, the Company issued shares of Common Stock in exchange for Units owned by other partners on a one-for-one basis. An aggregate of 28,993 shares and 187,691 shares were issued for Units during the nine months ended September 30, 1998 and 1997, respectively. The shares exchanged were valued based upon the market value of the Company's Common Stock at the date of exchange and had an aggregate value of $554,992 and $3.8 million for the nine months ended September 30, 1998 and 1997, respectively.

The Company issued additional stock under its dividend reinvestment and stock purchase plans which is not included in the above table as the individual transaction amounts did not significantly change the Company's ownership percentage. An aggregate of 624,683 and 84,090 shares valued at $11.6 million and $1.8 million were issued in 1998 and 1997, respectively.

8. NOTES RECEIVABLE FROM EMPLOYEES

On September 8, 1997, the Board of Directors approved a Statement of Company Policy, which has subsequently been amended and restated by the Board, on loans to executive officers and certain key employees relating to purchases of Common Stock (the "Loan Program"). Pursuant to the Loan Program, the Company may lend amounts to certain of the Company's executive officers and certain of it's key employees for one or more of the following purposes: (i) to finance the purchase of Common Stock (a) by certain executive officers on the open market at the then-current market prices and (b) by other eligible employees through the Company's 1996 Non-Qualified Employee Stock Purchase Plan; (ii) to finance an executive officer's or key employee's payment of the exercise price of one or more stock options to purchase shares of Common Stock granted to such employees under the Company's 1994 Stock Option Plan; or (iii) to finance the annual tax liability of certain executive officers related to the vesting of shares of Common Stock which constitute a portion of a restricted stock award granted to such employees under the 1994 Stock Option Plan. The maximum aggregate amount the Company may loan to an executive officer is determined on a case-by-case basis by the Board of Directors or the Compensation Committee thereof, and the maximum aggregate amount the Company may loan to a qualified employee is $100,000. Shares of Common Stock which are the subject of a loan serve as collateral for the note until the note has been paid in full. Each note bears interest at the applicable federal rate, as established by the

SUMMIT PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
--------------------------------------------------------------------------------

Internal Revenue Service in effect on the date of the note. The notes are payable through the application to the outstanding loan balance of all dividends and distributions related to the collateral stock, first to interest, with the remainder, if any, to outstanding principal. Each note becomes due and payable in full on the tenth anniversary of the respective note. As of September 30, 1998, the Company had issued loans in the net amount of $2,520,000.

9. EXTRAORDINARY ITEMS

The extraordinary items in the nine months ended September 30, 1998 resulted from the write-off of deferred financing cost in conjunction with the replacement by the Company of its prior credit facility with the Unsecured Credit Facility and prepayment penalties on four mortgage notes which were repaid during the period. The extraordinary items are net of $27,000 which was allocated to the minority interest of unitholders in the Operating Partnership, calculated on the weighted average number of Units outstanding.

10. SUBSEQUENT EVENTS

On October 23, 1998, the Company sold a community in Atlanta, Georgia formerly known as Summit Springs for $17.5 million. The Company will recognize a gain of approximately $6.0 million on the sale. Proceeds from the sale will be used to fund future development.

On November 4, 1998, the Company acquired a portfolio of multifamily properties in Texas (the "Ewing Portfolio") through a merger with Ewing Industries, a private developer of luxury apartment homes. The Ewing Portfolio consists of 2,465 apartment homes in seven communities located in Dallas, Austin and San Antonio. The acquisition of the Ewing Portfolio was effected pursuant to an Agreement and Plan of Reorganization dated as of October 31, 1998 (the "Merger Agreement") among the Company, affiliates of the Company (including the Summit Properties Partnership L.P.), Ewing Industries, Inc., an Ohio corporation ("Ewing Industries"), affiliates of Ewing, and their respective partners, shareholders and members (together with Ewing Industries, "Ewing"). Pursuant to the Merger Agreement, the acquisition was funded through (i) the issuance to Ewing of 1,008,987 shares of common stock of the Company (each, a "Share") and 141,921 units of Summit Properties Partnership L.P. (each, a "Unit"), valued at $18.50 per Share and per Unit (or $21,291,801 in the aggregate), (ii) the assumption of $79,851,773 in long-term fixed-rate mortgage indebtedness, (iii) the payment of $50,598,397 in cash and (iv) receipt of $2,516,868 of credit for customary prorations and reserves. A portion of the consideration is deferred until stabilization of one community which is currently in lease-up. The current estimate of the additional consideration to be paid at such time is (i) 1,030,009 Shares and 36,629 Units valued at $18.50 per Share and per Unit (or $19,732,803 in the aggregate), and (ii) cash in the amount of $1,314,144. The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on November 13, 1998 in connection with the acquisition of the Ewing Portfolio.

On November 12, 1998, the Company sold a community located in Winston Salem, North Carolina formerly known as Summit Old Town for approximately $7.5 million. The Company expects to recognize a gain on the sale. Proceeds from the sale will be used to fund future development.

PART II.  OTHER INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including without limitation statements relating to the operating performance of stabilized communities, to development activities of the Company and to the implementation of the Company's plan to address Year 2000 issues. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company's actual results and performance of stabilized and development Communities and the actual costs, progress and expenses with respect to its plan to address Year 2000 issues could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts ("REITs")), availability of capital, interest rates, construction delays due to unavailability of materials, weather conditions or other delays, competition, supply and demand for apartment communities in the Company's current and proposed market areas, expenses of or delays in the identification and upgrade or replacement by the Company of its non-Year 2000 compliant computer information systems and computer systems that do not relate to information technology, but include embedded technology, the Year 2000 compliance of vendors (including vendors of the Company's computer information systems) or third party service providers (including the Company's primary bank and payroll processor), generally accepted accounting principles, policies and guidelines applicable to REITs, and those factors discussed in the last paragraph under the heading "Operating Performance of the Company's Fully Stabilized Communities," in the section entitled "Development
Activity -- Certain Factors Affecting the Performance of Development Communities" and in the section entitled "Year 2000" on pages 15, 22 and 23 respectively, of this Form 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

  Results of Operations for the Three and Nine Months Ended September 30, 1998 and 1997

For the three and nine months ended September 30, 1998, income before gain on sale of real estate assets, minority interest and extraordinary items increased $944,000 and $1,189,000, respectively, to approximately $7.9 million and $21.9 million, respectively, from the three and nine months ended September 30, 1997.

OPERATING PERFORMANCE OF THE COMPANY'S PORTFOLIO OF COMMUNITIES

The operating performance of the Communities for the three and nine months ended September 30, 1998 and 1997 is summarized below (dollars in thousands):

                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                ----------------------------   -----------------------------
                                 1998      1997     % CHANGE     1998      1997     % CHANGE
                                -------   -------   --------   --------   -------   --------
Property revenues:
  Stabilized communities......  $21,664   $20,839      4.0%    $ 63,240   $61,912       2.1%
  Acquisition communities.....    6,095     2,428    151.0       14,042     5,697     146.5
  Stabilized development
     communities..............    5,564     5,170      7.6       16,401    13,647      20.2
  Communities in lease-up.....    4,072       611    566.4        9,725       640    1419.5
  Communities sold............       --       852    100.0        1,372     3,010     (54.4)
                                -------   -------              --------   -------
Total property revenues.......   37,395    29,900     25.1      104,780    84,906      23.4
                                -------   -------              --------   -------
Property operating and
  maintenance expense:(1)
  Stabilized communities......    8,016     7,809      2.7       23,383    23,141       1.0
  Acquisition communities.....    2,135       835    155.7        4,684     1,893     147.4
  Stabilized development
     communities..............    1,804     1,477     22.1        5,366     4,230      26.9
  Communities in lease-up.....    1,316       241    446.1        3,232       306     956.2
  Communities sold............       --       370    100.0          534     1,260     (57.6)
                                -------   -------              --------   -------
Total property operating and
  maintenance expense.........   13,271    10,732     23.7       37,199    30,830      20.7
                                -------   -------              --------   -------
Property operating income.....  $24,124   $19,168     25.9     $ 67,581   $54,076      25.0
                                =======   =======              ========   =======
Apartment homes, end of
  period......................   16,695    14,734     13.3       16,695    14,734      13.3
                                =======   =======              ========   =======

---------------

(1) Before real estate depreciation expense.

A summary of the Company's apartment homes for the nine months ended September 30, 1998 and 1997 is as follows:

                                                               1998     1997
                                                              ------   ------
Apartment homes at the beginning of period..................  14,980   12,454
Acquisitions................................................   1,092    1,188
Developments which began rental operations during the
  period....................................................   1,067    1,306
Sale of apartment homes.....................................    (444)    (214)
                                                              ------   ------
Apartment homes at the end of the period....................  16,695   14,734
                                                              ======   ======

OPERATING PERFORMANCE OF THE COMPANY'S FULLY STABILIZED COMMUNITIES

The operating performance of the 46 Communities stabilized since January 1, 1996 in each of the three and nine months ended September 30, 1998 and 1997, respectively, are summarized below (dollars in thousands except average monthly rental revenue):

                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                     -----------------------------   -----------------------------
                                      1998       1997     % CHANGE    1998       1997     % CHANGE
                                     -------    -------   --------   -------    -------   --------
Property revenues:
  Rental...........................  $20,531    $19,855      3.4%    $60,022    $59,000      1.7%
  Other............................    1,133        984     15.1       3,218      2,912     10.5
                                     -------    -------              -------    -------
         Total property revenues...   21,664     20,839      4.0      63,240     61,912      2.1
                                     -------    -------              -------    -------
Property operating and maintenance
  expense(1):
  Personnel........................    1,812      1,744      3.9       5,126      5,242     (2.2)
  Advertising and promotion........      323        319      1.3         929        830     11.9
  Utilities........................      969        945      2.5       2,824      2,713      4.1
  Building repairs and
    maintenance....................    1,850      1,817      1.8       5,070      5,136     (1.3)
  Real estate taxes and
    insurance......................    1,916      1,896      1.1       6,030      5,927      1.7
  Property supervision.............      532        518      2.7       1,563      1,548      1.0
  Other operating expense..........      614        570      7.7       1,841      1,745      5.5
                                     -------    -------              -------    -------
         Total property operating
           and maintenance
           expense.................    8,016      7,809      2.7      23,383     23,141      1.0
                                     -------    -------              -------    -------
Property operating income..........  $13,648    $13,030      4.7     $39,857    $38,771      2.8
                                     =======    =======              =======    =======
Average physical occupancy(2)......     94.6%      93.8%     0.8        93.0%      93.4%    (0.4)
                                     =======    =======              =======    =======
Average monthly rental
  revenue(3).......................  $   757    $   729      3.9     $   750    $   726      3.4
                                     =======    =======              =======    =======
Number of apartment homes..........    9,834      9,834                9,834      9,834
                                     =======    =======              =======    =======

---------------

(1) Before real estate depreciation expense.

(2) Average physical occupancy is defined as the number of apartment homes occupied divided by the total number of apartment homes contained in the Communities, expressed as a percentage. Average physical occupancy has been calculated using the average of the occupancy that existed on Sunday during each week of the period.

(3) Represents the average monthly net rental revenue per occupied apartment home.

The increase in rental revenue from fully stabilized Communities for the third quarter and first nine months of 1998 compared to 1997 was primarily the result of increases in average rental rates. As a percentage of total property revenue, property operating and maintenance expenses decreased for the three month period from 37.5% in 1997 to 37.0% in 1998 and for the nine month period from 37.4% in 1997 to 37.0% in 1998.

The 4.0% and 2.1% rates of growth in property revenues were higher than the 1.4% and 1.8% rates of growth in property revenues achieved from the third quarter of 1997 compared to third quarter 1996 and the first nine months of 1997 compared to the first nine months of 1996, respectively. The property revenue growth rates were higher primarily as a result of increasingly strong economies in many of the markets in which the Company operates. This higher growth rate was especially noticeable in the Sarasota, Florida markets. The Company expects property revenue growth rates for the remainder of 1998 to be similar to the first nine months of 1998 due to the continued strength of the local economies in which the Company operates, balanced by the continuing increase in the supply of new multi-family communities. The Company believes its expectations with respect to property revenue growth are based on reasonable assumptions as to future economic conditions and the quantity of competitive multi-family communities in the markets in which the Company does business. However, there can be no assurance that actual results will not differ from these assumptions, which could result in lower property revenue.

OPERATING PERFORMANCE OF THE COMPANY'S ACQUISITION COMMUNITIES

Acquisition Communities consist of Summit Fair Oaks, Summit Portofino, Summit Sand Lake and Summit Windsor II acquired in 1997 (1,290 apartment homes) and Summit St. Clair, Summit Club at Dunwoody and Summit at Lenox acquired in 1998 (1,092 apartment homes). Summit Portofino and Summit Sand Lake were acquired in the first quarter of 1997 and Summit Windsor II and Summit Fair Oaks were acquired in the third and fourth quarters of 1997, respectively. Summit St. Clair, Summit Club at Dunwoody and Summit at Lenox were acquired in the first, second and third quarters of 1998, respectively. Summit Mayfaire was purchased effective January 1, 1997 and therefore is included in stabilized Communities. The operations of these Communities for the three and nine months ended September 30, 1998 and 1997 are summarized as follows (dollars in thousands except average monthly rental revenue):

                                              THREE MONTHS ENDED      NINE MONTHS ENDED
                                                 SEPTEMBER 30            SEPTEMBER 30
                                              -------------------     ------------------
                                               1998        1997        1998        1997
                                              -------     -------     -------     ------
Property revenues:
  Rental revenues...........................  $5,776      $2,236      $13,310     $5,279
  Other property revenue....................     319         192          732        418
                                              ------      ------      -------     ------
Total property revenues.....................   6,095       2,428       14,042      5,697
                                              ------      ------      -------     ------
Property operating and maintenance
  expense(1)................................   2,135         835        4,684      1,893
                                              ------      ------      -------     ------
Property operating income...................  $3,960      $1,593      $ 9,358     $3,804
                                              ======      ======      =======     ======
Average physical occupancy(2)...............    95.2%       93.4%        94.9%      93.4%
                                              ======      ======      =======     ======
Average monthly rental revenue(3)...........  $  894      $  809      $   884     $  809
                                              ======      ======      =======     ======
Number of apartment homes...................   2,382       1,044        2,382      1,044
                                              ======      ======      =======     ======

---------------

(1) Before real estate depreciation expense.

(2) Average physical occupancy is defined as the number of apartment homes occupied divided by the total number of apartment homes contained in the Communities, expressed as a percentage. Average physical occupancy has been calculated using the average of the occupancy that existed on Sunday during each week of the period.

(3) Represents the average monthly net rental revenue per occupied apartment home.

The unleveraged yield on investment for the acquisition Communities, defined as property operating income for the three and nine months ended September 30, 1998 on an annualized basis over total acquisition cost, was 9.14% and 9.12%, respectively.

OPERATING PERFORMANCE OF THE COMPANY'S STABILIZED DEVELOPMENT COMMUNITIES

The Company had seven development Communities (Summit Aventura, Summit Hill II, Summit Green, Summit River Crossing, Summit Fairways, Summit on the River and Summit Russett) which were stabilized during the entire three and nine months ended September 30, 1998 but were stabilized subsequent to January 1, 1996. The operating performance of these seven Communities for the three and nine months ended September 30, 1998 and 1997 is summarized below (dollars in thousands except average monthly rental revenue):

                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                                SEPTEMBER 30,           SEPTEMBER 30,
                                             -------------------     -------------------
                                              1998        1997        1998        1997
                                             -------     -------     -------     -------
Property revenues:
  Rental revenues..........................  $5,139      $4,813      $15,301     $12,715
  Other property revenue...................     425         357        1,100         932
                                             ------      ------      -------     -------
Total property revenues....................   5,564       5,170       16,401      13,647
                                             ------      ------      -------     -------
Property operating and maintenance
  expense(1)...............................   1,804       1,477        5,366       4,230
                                             ------      ------      -------     -------
Property operating income..................  $3,760      $3,693      $11,035     $ 9,417
                                             ======      ======      =======     =======
Average physical occupancy(2)..............    93.5%       88.7%        92.6%       78.9%
                                             ======      ======      =======     =======
Average monthly rental revenue(3)..........  $  897      $  865      $   890     $   864
                                             ======      ======      =======     =======
Number of apartment homes..................   2,106       2,106        2,106       2,106
                                             ======      ======      =======     =======

---------------

(1) Before real estate depreciation expense.

(2) Average physical occupancy is defined as the number of apartment homes occupied divided by the total number of apartment homes contained in the Communities, expressed as a percentage. Average physical occupancy has been calculated using the average of the occupancy that existed on Sunday during each week of the period.

(3) Represents the average monthly net rental revenue per occupied apartment home.

The unleveraged yield on investment for the stabilized development Communities, defined as property operating income for the three and nine months ended September 30, 1998 on an annualized basis over total development cost, was 10.53% and 10.22%, respectively.

OPERATING PERFORMANCE OF THE COMPANY'S COMMUNITIES IN LEASE-UP

The Company had twelve Communities in lease-up during the nine months ended September 30, 1998. A Community in lease-up is defined as one which has commenced rental operations but was not stabilized as of the beginning of the current year. A summary of the twelve Communities in lease-up as of September 30, 1998 is as follows (dollars in thousands):

                                              TOTAL        ACTUAL/                            HOMES                   % LEASED
                               NUMBER OF     ACTUAL/     ANTICIPATED         ACTUAL/        COMPLETED      Q3 1998      AS OF
                               APARTMENT    ESTIMATED    CONSTRUCTION      ANTICIPATED     AT SEPT. 30,    AVERAGE    SEPT. 30,
          COMMUNITY              HOMES        COST        COMPLETION      STABILIZATION        1998       OCCUPANCY     1998
          ---------            ----------   ---------   --------------   ---------------   ------------   ---------   ---------
Summit Norcroft II...........       54         3,500        Q4 1997          Q1 1998            54          95.08%      96.30%
Summit Stonefield............      216      $ 19,650        Q1 1998          Q1 1998           216          98.50      100.00
Summit Ballantyne I..........      246        16,380        Q4 1997          Q3 1998           246          92.12       92.70
Summit Sedgebrook I..........      248        16,330        Q4 1997          Q3 1998           248          94.55       96.40
Summit Plantation II.........      240        21,240        Q4 1997          Q3 1998           240          96.16      100.00
Summit Lake I................      302        20,170        Q2 1998          Q3 1998           302          90.62       99.30
Summit Ballantyne II(1)......      154        10,100        Q4 1998          Q1 1999           126          33.82       60.40
Summit Fair Lakes I(1).......      370        32,900        Q1 1999          Q2 1999            92          15.12       42.20
Summit Governor's
  Village(1).................      242        16,700        Q1 1999          Q2 1999           125          22.02       43.40
Summit New Albany I(1).......      301        22,600        Q1 1999          Q3 1999           135          17.51       42.20
Summit Doral(1)..............      260        22,800        Q2 1999          Q3 1999             6           0.00        0.00
Summit Westwood(1)...........      354        24,400        Q3 1999          Q4 1999            32           0.00        5.60
                                 -----      --------
                                 2,933      $223,270
                                 =====      ========

---------------

(1) These properties are included in the Construction in Progress category at September 30, 1998.

OPERATING PERFORMANCE OF SUMMIT MANAGEMENT COMPANY

The operating performance of Summit Management Company (the "Management Company") and its wholly-owned subsidiary, Summit Apartment Builders Inc. (the "Construction Company"), for the three and nine months ended September 30, 1998 and 1997 is summarized below (dollars in thousands):

                                                         THREE MONTHS       NINE MONTHS
                                                             ENDED             ENDED
                                                         SEPTEMBER 30,     SEPTEMBER 30,
                                                        ---------------   ---------------
                                                         1998     1997     1998     1997
                                                        ------   ------   ------   ------
Revenue...............................................  $1,609   $1,604   $4,664   $4,502
Expenses:
  Operating...........................................   1,539    1,292    4,140    3,821
  Depreciation........................................      61       48      179      144
  Amortization........................................      72       78      215      226
  Interest............................................      75       75      225      225
                                                        ------   ------   ------   ------
          Total expenses..............................   1,747    1,493    4,759    4,416
                                                        ------   ------   ------   ------
Net income (loss) of Summit Management Company........  $ (138)  $  111   $  (95)  $   86
                                                        ======   ======   ======   ======

The increase in revenue for the nine month period was primarily a result of higher revenues from managing the Company's communities offset by lower revenues for managing third party communities.

Total average third party apartment homes under management were 2,965 and 4,769 at September 30, 1998 and 1997, respectively. The decrease was primarily due to the termination of two of the Management Company's contracts which provided for the management of six apartment communities. The contracts were terminated as a result of a change in ownership of the apartment communities. Property management fees include $276,000 and $415,000 of fees from third parties for the three months ended September 30, 1998 and 1997, respectively, and $934,000 and $1.3 million of fees from third parties for the nine months ended September 30, 1998 and 1997, respectively. Property management fees from third parties as a percentage of total property management revenues were 14.6% and 25.9% for the three months ended September 30, 1998 and 1997, respectively, and 18.6% and 28.9% for the nine months ended September 30, 1998 and 1997, respectively. The Company expects third party management revenue as a percentage of total property management revenues to continue to decline as revenues from the Company's Communities continue to increase.

All of the Construction Company's revenues are from contracts with the Company.

OTHER INCOME AND EXPENSES

Interest expense, including amortization of deferred financing costs, increased by $2.6 million and $8.0 million for the three and nine months ended September 30, 1998, respectively. This increase was primarily the result of an increase in the Company's average indebtedness outstanding. Average indebtedness outstanding and effective interest cost increased $162.3 million and .05% (6.74% to 6.79%) for the three months ended September 30, 1998 and $149.8 million and .10% (6.64% to 6.74%) for the nine months ended September 30, 1998.

Other income increased from $71,000 to $628,000 for the three months ended September 30, 1998 primarily as the result of an incentive fee earned in connection with a property that the Company had developed and managed for a third party.

Depreciation expense increased $1.5 million and $4.3 million or 26.0% and 26.2% for the three and nine months ended September 30, 1998, respectively, primarily due to depreciation on recently acquired or developed Communities.

General and administrative expenses increased $333,000 and $627,000 or 38.9% and 29.9% for the three and nine months ended September 30, 1998, primarily due to expenses related to the Company's overall growth. As a percentage of revenues, general and administrative expenses were 3.1% and 2.9% for the three months ended September 30, 1998 and 1997, and 2.6% and 2.5% for the nine months ended September 30, 1998 and 1997, respectively.

EXTRAORDINARY ITEMS

The extraordinary items in the nine months ended September 30, 1998 resulted from the write-off of deferred financing cost in conjunction with the replacement by the Company of its prior credit facility with the Unsecured Credit Facility (as hereafter defined) and prepayment penalties on four mortgage notes which were repaid during the period.

LIQUIDITY AND CAPITAL RESOURCES

  Liquidity

The Company's net cash provided by operating activities increased from $41.9 million for the nine months ended September 30, 1997 to $47.5 million for the same period in 1998, primarily due to a $13.5 million increase in property operating income offset by a $10.7 million increase in interest paid. The increase in interest paid was primarily due to an increase in the average indebtedness outstanding.

Net cash used in investing activities increased from $127.9 million for the nine months ended September 30, 1997 to $157.6 million for the same period in 1998 due to an increase in the acquisition of Communities, an increase in the construction of Communities and higher recurring capital expenditures primarily due to an increase in apartment homes owned, partially offset by higher proceeds from the sale of a Community. In 1998 the Company acquired three apartment Communities containing 1,092 apartment homes for a total cost of $88.3 million which included the issuance of $5.2 million of Units and the assumption of $8.7 million in mortgage debt. In addition, the Company funded $97.3 million in development costs and $6.7 million in capital improvements in 1998. The Company had a total net cash proceeds of $23.9 million from the sale of an apartment community, which was deposited with a qualified intermediary. Approximately $20.0 million of these funds were used to fund the purchase of a Community and land. The remaining $3.9 million in proceeds from the sale were being held in escrow in accordance with like-kind exchange rules and regulations.

Net cash provided by financing activities increased from $86.2 million for the nine months ended September 30, 1997 to $111.4 million for the same period in 1998, primarily due to an increase in equity proceeds from the Company's dividend reinvestment and stock purchase plans and an increase in net borrowings from the Company's credit facility offset by a higher repayment of debt, lower borrowings on unsecured bonds, the issuance of notes receivable from employees, the payment of higher dividends and distributions to unitholders and a decrease in stock issuances. Financing activities in 1998 included $103.6 million in net borrowings from the Company's credit facility and $30.5 million in net proceeds from the Company's dividend reinvestment and stock purchase plans. Dividend reinvestment and stock purchase proceeds increased from 1997 primarily due to the replacement of the prior dividend reinvestment plan with a dividend reinvestment and stock purchase plan which allows direct stock purchases by shareholders and non-shareholders. These cash inflows were offset by $34.7 million of dividends and distributions and the repayment of mortgage debt of $14.9 million. Mortgage debt repayment included $11.9 million for the prepayment of four mortgage notes.

The ratio of earnings to fixed charges was 1.94 for the nine months ended September 30, 1998 compared to 2.02 for the nine months ended September 30, 1997. The decrease is primarily due to increased interest charges as discussed in "Historical Results of Operations -- Other Income and Expenses" above offset by an increase in the gain on real estate assets.

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

The Company's outstanding indebtedness at September 30, 1998 totaled $601.9 million. This amount includes approximately $198.8 million in fixed rate conventional mortgages, $51.9 million of variable rate tax-exempt bonds, $216.0 million of unsecured notes, $9.2 million of tax-exempt fixed rate loans, and $126.0 million under the Unsecured Credit Facility (as hereinafter defined).

The Company repaid four mortgage notes with a balance of $11.9 million during the first quarter of 1998. The mortgage notes had an 8% interest rate and were repaid from the borrowings under the Company's credit facility.

The Company expects to meet its short-term liquidity requirements (i.e., liquidity requirements arising within 12 months) including recurring capital expenditures relating to maintaining its existing properties, generally through its working capital, net cash provided by operating activities and borrowings under its line of credit. The Company considers its cash provided by operating activities to be adequate to meet operating requirements and payments of dividends and distributions. The Company expects to meet its long-term liquidity requirements (i.e., liquidity requirements arising after 12 months), such as scheduled mortgage debt maturities, property acquisitions, financing of construction and development activities and other non-recurring capital improvements, through the issuance of unsecured notes and equity securities, from undistributed Funds from Operations (see page 25), from proceeds received from the disposition of certain properties, and in connection with the acquisition of land or improved property, and through the issuance of units of limited partnership interest ("Units") of Summit Properties Partnership, L.P. (the "Operating Partnership").

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

  Mortgage Notes

On September 23, 1998, the Company consolidated and renewed two mortgage loans which had a $147.2 million balance. The original loans matured in February 2001 ($118.3 million at 5.88%) and December 2005 ($28.9 million at 7.71%). The consolidation and renewal combined the two mortgage loans into one loan at an interest rate equal to the weighted average interest rate of the two previous mortgage loans (6.24%) up to February 2001. As of February 2001, the rate of interest on the loan will increase to 6.76% until the loan matures in October of 2008.

  Medium-Term Notes

The Company has established a program for the sale of up to $95 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance (the "MTN Program"). On July 28, 1998, the Company sold $30 million of notes under the MTN Program. Such notes are due on July 30, 2001 and bear interest at 6.75% per year. On October 5, 1998, the Company sold $25 million of notes under the MTN Program. Such notes are due on October 5, 2000 and bear interest at 6.71% per year. Proceeds from the notes issued in both July and October of 1998 were used to reduce the Unsecured Credit Facility.

ACQUISITIONS AND DISPOSITION

During the nine month period ending September 30, 1998, the Company completed the acquisition of three communities located in Atlanta, Georgia: Summit St. Clair, purchased effective March 1, 1998, Summit Club at Dunwoody, purchased on May 22, 1998, and Summit at Lenox, purchased effective July 8, 1998 (the "1998 Acquisitions"). The 1998 Acquisitions added a total of 1,092 apartment homes to the Company's portfolio at an aggregate purchase price of $88.3 million.

The 1998 Acquisitions were financed with the issuance of 259,871 Units valued at $5.2 million and the assumption of $8.8 million of mortgage debt. The balance of the purchase price was paid in cash.

On May 18, 1998, the Company sold a community in Brandon, Florida formerly known as Summit Providence for net proceeds of $23.9 million. A gain on the sale of $8.7 million was recognized. Proceeds from the sale were used to partially fund the acquisition of Summit Club at Dunwoody.

On October 23, 1998, the Company sold a community in Atlanta, Georgia formerly known as Summit Springs for $17.5 million. The Company will recognize a gain of approximately $6.0 million on the sale. Proceeds from the sale will be used to fund future development.

On November 4, 1998, the Company acquired a portfolio of multifamily properties in Texas (the "Ewing Portfolio") through a merger with Ewing Industries, a private developer of luxury apartment homes. The Ewing Portfolio consists of 2,465 apartment homes in seven communities located in Dallas, Austin and San Antonio. The acquisition of the Ewing Portfolio was effected pursuant to an Agreement and Plan of Reorganization dated as of October 31, 1998 (the "Merger Agreement") among the Company, affiliates of the Company (including the Summit Properties Partnership L.P.), Ewing Industries, Inc., an Ohio corporation ("Ewing Industries"), affiliates of Ewing, and their respective partners, shareholders and members (together with Ewing Industries, "Ewing"). Pursuant to the Merger Agreement, the acquisition was funded through (i) the issuance to Ewing of 1,008,987 shares of common stock of the Company (each, a "Share") and 141,921 units of Summit Properties Partnership L.P. (each, a "Unit"), valued at $18.50 per Share and per Unit (or $21,291,801 in the aggregate), (ii) the assumption of $79,851,773 in long-term fixed-rate mortgage indebtedness, (iii) the payment of $50,598,397 in cash and (iv) receipt of $2,516,868 of credit for customary prorations and reserves. A portion of the consideration is deferred until stabilization of one community which is currently in lease-up. The current estimate of the additional consideration to be paid at such time is (i) 1,030,009 Shares and 36,629 Units valued at $18.50 per Share and per Unit (or $19,732,803 in the aggregate), and (ii) cash in the amount of $1,314,144. The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on November 13, 1998 in connection with the acquisition of the Ewing Portfolio.

On November 12, 1998, the Company sold a community located in Winston Salem, North Carolina formerly known as Summit Old Town for approximately $7.5 million. The Company expects to recognize a gain on the sale. Proceeds from the sale will be used to fund future development.

DEVELOPMENT ACTIVITY

The Company's construction in progress at September 30, 1998 is summarized as follows (dollars in thousands):

                                                           TOTAL                ESTIMATED   ANTICIPATED
                                             APARTMENT   ESTIMATED   COST TO     COST TO    CONSTRUCTION
COMMUNITY                                      HOMES       COSTS       DATE     COMPLETE     COMPLETION
---------                                    ---------   ---------   --------   ---------   ------------
Summit Doral -- Miami, FL(2)...............      260     $ 22,800    $ 11,564    $11,236      Q2 1999
Summit Westwood -- Raleigh, NC(2)..........      354       24,400      13,574     10,826      Q3 1999
Summit Fair Lakes I -- Fairfax, VA(2)......      370       32,900      27,324      5,576      Q1 1999
Summit Fair Lakes II -- Fairfax, VA........      160       14,200       5,519      8,681      Q3 1999
Summit New Albany I -- Columbus, OH(2).....      301       22,600      20,878      1,722      Q1 1999
Summit Governor's Village -- Chapel Hill,
  NC(2)....................................      242       16,700      15,435      1,265      Q1 1999
Summit Ballantyne II -- Charlotte, NC(2)...      154       10,100       9,576        524      Q4 1998
Summit Lake II -- Raleigh, NC..............      144       10,200       4,564      5,636      Q2 1999
Summit Sedgebrook II -- Charlotte, NC......      120        7,800       2,167      5,633      Q3 1999
                                               -----     --------    --------    -------
                                               2,105     $161,700     110,601    $51,099
                                               =====     ========                =======
Other development and construction
  costs(1).................................                            30,003
                                                                     --------
                                                                     $140,604
                                                                     ========

---------------

(1) Consists primarily of land held for development and other predevelopment costs.

(2) These communities were in lease-up at September 30, 1998.

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

YEAR 2000

The Securities and Exchange Commission has asked all public companies to provide disclosure regarding their Year 2000 readiness. The term "Year 2000 issue" is a general term used to describe various problems that may result from the improper processing by computer systems of dates after 1999. These problems arise from the inability of some hardware and software to distinguish dates before the year 2000 from dates in and after the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. The Year 2000 issue affects virtually all companies and all organizations.

The Company's efforts to address its Year 2000 issues are focused in the following three areas: (i) reviewing and taking any necessary steps to attempt to correct the Company's computer information systems (i.e., software applications and hardware platforms), (ii) evaluating and making any necessary modifications to other computer systems that do not relate to information technology but include embedded technology, such as telecommunications, security, HVAC, elevator, fire and safety systems, and (iii) communicating with certain significant third-party service providers to determine whether there will be any interruption in their systems that could affect the Company.

  The Company's State of Readiness

The Company has developed a four phase plan to address its Year 2000 issues (its "Year 2000 Plan"). The four phases are (i) Awareness, (ii) Assessment, (iii) Remediation and (iv) Testing.

  Awareness

The Company has made the relevant employees, including its property managers, aware of the Year 2000 issue and collected information from such employees regarding systems that the Company anticipates may be affected. Management will oversee the Company's progress with respect to the implementation of its Year 2000 Plan. In addition, the Year 2000 Plan will be subject to review of the Audit Committee of the Board of Directors.

  Assessment

The Company has substantially completed an assessment of its standard computer information systems and is now taking the further necessary steps to make its core computer information systems, in those situations in which the Company is required to do so, Year 2000 compliant. See "Remediation" below. The Company is in the process of attempting to obtain written verification from vendors to the effect that the Company's other (i.e., non-core) standard computer information systems acquired from such vendors correctly distinguish dates before the year 2000 from dates in and after the year 2000. The Company expects that it will request such verifications, or a commitment from the relevant vendor to provide a solution, by no later than December 31, 1998

In addition, the Company is currently evaluating and assessing its other computer systems that do not relate to information technology but include embedded technology, such as telecommunications, security, HVAC, elevator, fire and safety systems, and expects that its assessment will be completed by the second quarter of 1999. The Company is aware that such systems contain embedded chips that are difficult to identify and test and may require complete replacement because they cannot be repaired. Failure of the Company to identify or remediate any embedded chips (either on an individual or aggregate basis) on which significant business operations depend, such as phone systems, could have a material adverse impact on the Company's business, financial condition and results of operations.

The Company rents apartments in its Communities to individuals and does not have a single customer or group of customers who rents a significant number of apartments. The Company's primary purchases are building-related products (e.g., carpets, paint and blinds) and services (e.g., lawn care services), all of which are available from numerous suppliers. The Company's primary financial service providers are its primary bank and payroll processor. The primary bank has provided written verification to the Company that it will be Year 2000 compliant and the payroll processor has a Year 2000 upgrade available. The Company will implement this upgrade in the first quarter of 1999. For the foregoing reasons, the Company does not believe that there is a significant risk related to the failure of residents, vendors or third-party goods or service providers to prepare for the Year 2000;

however, the costs and timing of third-party Year 2000 compliance is not within the Company's control and no assurances can be given with respect to the cost or timing of such efforts or the potential effects of any failure to comply.

  Remediation

The Company's primary uses of software systems are its corporate accounting and property on-site software. The Company's corporate accounting system is widely used in the real estate industry. A version upgrade, installed in the second quarter of 1998, is designed to be Year 2000 compliant. The Company completed the replacement of its current property on-site software in October 1998 with a new software system that is also designed to be Year 2000 compliant. This new software is also widely used in the real estate industry. The Company has received written verification from the vendors of each of the corporate accounting and on-site systems that the relevant software is Year 2000 compliant. The Company had previously planned both the upgrade of the corporate accounting system and implementation of the new property on-site system, and such changes would have been undertaken without regard to Year 2000 remediation issues. Accordingly, the Company has not deferred any planned information or software projects due to such Year 2000 projects, and the Company is not treating the costs of the above-referenced changes as Year 2000-related expenses.

  Testing

To attempt to confirm that its computer systems are Year 2000 compliant, the Company expects to perform limited testing of its computer information systems and its other computer systems that do not relate to information technology but include embedded technology; however, unless Year 2000 issues arise in the course of its limited testing, the Company will rely on the written verification received from each vendor of its computer systems that the relevant system is Year 2000 compliant. Nevertheless, there can be no assurance that the computer systems on which the Company's business relies will correctly distinguish dates before the year 2000 from dates in and after the year 2000. Any such failures could have a material adverse effect on the Company's business, financial condition and results of operations. The Company currently anticipates that testing will commence no later than November 1998 and expects that its testing will be complete by March 31, 1999.

  Costs to Address the Company's Year 2000 Issues

Based on current information from its review to date, the Company budgeted $500,000 for the cost of repairing, updating and replacing its standard computer information systems. The primary component of the cost was replacing the property on-site software. Because the Company's Year 2000 assessment is ongoing and additional funds may be required as a result of future findings, the Company's current budget amounts may increase as a result of unanticipated delays or preparedness issues. While the Company's efforts to address its Year 2000 issues will involve additional costs, the Company believes, based on available information, that these costs will not have a material adverse effect on its business, financial condition or results of operations. The Company expects to fund the costs of addressing the Year 2000 issue from cash flows resulting from operations. While the Company believes that it will be Year 2000 compliant by December 31, 1999, if these efforts are not completed on time, or if the costs associated with updating or replacing the Company's computer systems exceeds the Company's estimates, the Year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations.

  Risks Presented by Year 2000 Issues

The Company is still in the process of evaluating potential disruptions or complications that might result from Year 2000-related problems; however, at this time the Company has not identified any specific business functions that are likely to suffer material disruption as a result of Year-2000 related events. It is possible, however, that the Company may identify business functions in the future that are specifically at risk of Year 2000 disruption. The absence of any such determination as of the date of this report represents only the Company's current status of evaluating potential Year-2000 related problems and facts presently known to the Company, and should not be construed to mean that here is no risk of Year-2000 related disruption. Moreover, due to the unique and pervasive nature of the Year 2000 issue, it is not possible to anticipate each of the wide variety of Year 2000 events, particularly outside of the Company, that might arise in a worst case scenario which might have a material adverse impact on the Company's business, financial condition and results of operations.

  The Company's Contingency Plans

The Company intends to develop contingency plans for significant business risks identified by the Company that might result from Year-2000 related events. Because the Company has not yet identified any specific business function that will be materially at risk of significant Year-2000 related disruptions, and because a full assessment of the Company's risk from potential Year 2000 failures is still in process, the Company has not yet developed detailed contingency plans specific to Year 2000 problems. In the event that the Company concludes that one or more contingency plans are required, development of such contingency plans is currently scheduled to occur no later than June 30, 1999 or as otherwise appropriate.

  Year 2000 Information and Readiness Disclosure Act

The Company supports the exchange of information relating to the Year 2000 issue and designates the foregoing information as the Year 2000 Readiness Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act. Information set forth herein regarding the Year 2000 compliance of non-Company products and services are "republications" under the Year 2000 Information and Readiness Disclosure Act and are based on information supplied by other companies about the products and services they offer. The Company has not independently verified the contents of these republications and takes no responsibility for the accuracy or completeness of information contained in such republications.

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

Funds from Operations and Funds Available for Distribution for the three and nine months ended September 30, 1998 and 1997 are calculated as follows (dollars in thousands):

                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                            SEPTEMBER 30,               SEPTEMBER 30,
                                      -------------------------   -------------------------
                                         1998          1997          1998          1997
                                      -----------   -----------   -----------   -----------
Income before extraordinary items...  $     6,763   $     5,917   $    26,213   $    21,286
Gain on sale of real estate
  assets............................           --            --        (8,731)       (4,366)
Minority interest of Unitholders in
  Operating Partnership.............        1,129         1,031         4,439         3,812
Depreciation from real estate
  assets............................        7,338         5,843        20,701        16,436
                                      -----------   -----------   -----------   -----------
Funds from Operations...............       15,230        12,791        42,622        37,168
Recurring capital expenditures(1)...         (611)       (1,118)       (3,372)       (2,589)
                                      -----------   -----------   -----------   -----------
Funds Available for Distribution....  $    14,619   $    11,673   $    39,250   $    34,579
                                      ===========   ===========   ===========   ===========
Non-recurring Capital
  Expenditures(2)...................  $     1,792   $     1,170   $     3,279   $     3,317
                                      ===========   ===========   ===========   ===========
Cash Flow Provided By (Used In):
  Operating Activities..............  $    17,367   $    14,770   $    47,451   $    41,931
  Investing Activities..............      (62,499)      (41,356)     (157,607)     (127,892)
  Financing Activities..............       47,568        25,170       111,416        86,226
Weighted average shares and units
  outstanding -- basic..............   29,462,433    27,334,464    28,808,330    27,220,199
                                      ===========   ===========   ===========   ===========
Weighted average shares and units
  outstanding -- diluted............   29,468,032    27,369,316    28,825,095    27,252,718
                                      ===========   ===========   ===========   ===========

---------------

(1) Recurring capital expenditures are expected to be funded from operations and consist primarily of exterior painting, new appliances, vinyl, blinds, tile, and wallpaper. In contrast, non-recurring capital expenditures, such as major improvements, new garages and access gates, are expected to be funded by financing activities and are therefore not included in the calculation of Funds Available for Distribution. The increase in recurring capital expenditures for the nine months ended September 30, 1998 compared to 1997 was primarily due to the increase in the number of apartment homes owned. Other changes are primarily due to the timing of capital improvement projects. The Company expects capital expenditures for the year 1998 on a per unit basis to be equal to or less than 1997.

(2) Non-recurring capital expenditures include major renovations in the amount of $442,000 in 1998 and $2.6 million in 1997; $765,000 and $19,000 for water meters in 1998 and 1997, respectively; $21,000 and $71,000 for new signage in 1998 and 1997, respectively; $223,000 for fitness center and key controls in 1998; $421,000 and $203,000 for access gates and security fences in 1998 and 1997, respectively; $170,000 and $233,000 for construction of garages in 1998 and 1997, respectively and $191,000 for improvements at Summit Norcroft I done in conjunction with development of Summit Norcroft II in 1998.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

On July 21, 1998 the Company issued to a limited partner of the Operating Partnership 7,613 shares of Common Stock. Such shares of the Company's Common Stock were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. In light of information obtained by the Company in connection with each such transaction, management of the Company believes that the Company may rely on such exemption.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1 -- 6.71% Medium-Term Note due on October 5, 2000 in principal amount of $25,000,000 issued by Summit Properties Partnership, L.P. on October 5, 1998 (Incorporated by reference to Exhibit 10.1 of Summit Properties Partnership, L.P.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, File No. 000-22411).

10.2 -- Promissory Note, dated as of August 5, 1998, evidencing a loan of $961,000 to Steven R. LeBlanc for the purpose of purchasing shares of Common Stock of Summit Properties Inc. (filed herewith).

12.1 -- Statement Regarding Calculation of Ratio of Earnings to Fixed Charges for the Three and Nine Months ended September 30, 1998 (filed herewith).

27.1 -- Financial Data Schedule -- Nine Months ended September 30, 1998 (for SEC use only) (filed herewith).

27.2 -- Revised Financial Data Schedule -- Nine Months ended September 30, 1997 (for SEC use only) (filed herewith).

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on November 13, 1998 in connection with the purchase of the Ewing portfolio on November 4, 1998. Financial statements were not included in such Form 8-K; however financial statements will be filed by amendment of the Form 8-K as soon as practicable, but in no event later than 60 days after the Form 8-K is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              SUMMIT PROPERTIES INC.

November 13, 1998                             /s/ WILLIAM F. PAULSEN
------------------------------------------    --------------------------------------------------------
(Date)                                                          William F. Paulsen,
                                                       President and Chief Executive Officer

November 13, 1998                             /s/ MICHAEL L. SCHWARZ
------------------------------------------    --------------------------------------------------------
(Date)                                                          Michael L. Schwarz,
                                                Executive Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

10.1  --   6.71% Medium-Term Note due on October 5, 2000 in principal amount of $25,000,000 issued by Summit Properties
           Partnership, L.P. on October 5, 1998 (Incorporated by
           reference to Exhibit 10.1 of Summit Properties Partnership,
           L.P.'s Quarterly Report on Form 10-Q for the quarterly
           period ended September 30, 1998, File No. 000-22411).
10.2  --   Promissory Note, dated as of August 5, 1998, evidencing a
           loan of $961,000 to Steven R. LeBlanc for the purpose of
           purchasing shares of Common Stock of Summit Properties Inc.
           (filed herewith).
12.1  --   Statement Regarding Calculation of Ratio of Earnings to
           Fixed Charges for the Three and Nine Months ended September
           30, 1998 (filed herewith).
27.1  --   Financial Data Schedule -- Nine Months ended September 30,
           1998 (for SEC use only) (filed herewith).
27.2  --   Revised Financial Data Schedule -- Nine Months ended
           September 30, 1997 (for SEC use only) (filed herewith).