Form 10-K
period 1998-12-31
SUMMIT PROPERTIES INC
filed 1999-03-16
CIK 915773

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


 For the fiscal year ended December 31, 1998    Commission file number 1-12792


                            SUMMIT PROPERTIES INC.
             (Exact name of registrant as specified in its charter)


                                ---------------

                  MARYLAND                          56-1857807
       (State or other jurisdiction of            (IRS Employer
       incorporation or organization)          Identification No.)

           212 SOUTH TRYON STREET
                  SUITE 500
          CHARLOTTE, NORTH CAROLINA                   28281
  (Address of principal executive offices)         (Zip Code)

                                (704) 334-9905
             (Registrant's telephone number, including area code)
                                ---------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


 COMMON STOCK, PAR VALUE $.01 PER SHARE               NEW YORK STOCK EXCHANGE
     PREFERRED STOCK PURCHASE RIGHTS                  NEW YORK STOCK EXCHANGE
  (Title of each class)                    (Name of each exchange on which registered)

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

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant, as of March 11, 1999 was $460,490,478.

     The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of March 11, 1999 was 28,445,268.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1999 Proxy Statement for the Registrant's Annual Meeting
of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K, are incorporated by reference herein as portions of Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS



ITEM                                                                                                  PAGE
---------                                                                                            -----
PART I
1.        Business .................................................................................   3
2.        Properties ...............................................................................   8
3.        Legal Proceedings ........................................................................  11
4.        Submission of Matters to a Vote of Security Holders ......................................  11
PART II
5.        Market for Registrant's Common Equity and Related Stockholder Matters ....................  12
6.        Selected Financial Data ..................................................................  13
7.        Management's Discussion and Analysis of Financial Condition and Results of Operations ....  15
7A.       Quantitative and Qualitative Disclosure about Market Risk ................................  31
8.        Financial Statements and Supplementary Data ..............................................  31
9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .....  31
PART III
10.       Directors and Executive Officers of the Registrant .......................................  32
11.       Executive Compensation ...................................................................  32
12.       Security Ownership of Certain Beneficial Owners and Management ...........................  32
13.       Certain Relationships and Related Transactions ...........................................  32
PART IV
14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K ..........................  33

                                    PART I

ITEM 1. BUSINESS

THE COMPANY

     Summit Properties Inc. (the "Company") is one of the largest developers and operators of luxury garden apartment communities (the "Communities") in the southeastern, southwestern and mid-atlantic United States. The Company's current portfolio consists of 66 apartment Communities with 16,631 apartment homes, including Summit Foxcroft in which the Company has a 75% managing general partner interest. The Company also has five apartment Communities with 1,370 apartment homes under construction and in lease-up for a total of 18,001 apartment homes.

     For the year ended December 31, 1998, the average physical occupancy rate of the Company's fully stabilized Communities was 93.3%, and the average monthly rental revenue for these Communities was $763 per occupied apartment home. In addition, the Company has acquisition Communities, stabilized development Communities (i.e. stabilized after January 1, 1996) and Communities in lease-up. A Community is considered to be stabilized at the attainment of 93.0% physical occupancy. A Community which the Company has developed is deemed fully stabilized when stabilized for the two prior years as of the beginning of the current year. A Community which the Company has acquired is deemed fully stabilized when owned by the Company for one year or more as of the beginning of the current year. In 1998, average physical occupancy rates were 93.8% and 93.1% and average monthly rental revenue was $859 and $927 per occupied apartment home for acquisition Communities and stabilized development Communities, respectively. Annual averages for Communities in lease-up are not meaningful as the Communities are in various stages of construction/lease-up during the year. The Company also manages approximately 2,800 apartment homes for unrelated third parties. The Company is a fully integrated organization with multifamily development, construction, acquisition and management expertise which employs approximately 650 individuals.

     The Company's business is conducted principally through Summit Properties Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"), of which the Company is the sole general partner and an 86.2% economic owner as of December 31, 1998. The Company's third party management and certain construction and other businesses are conducted through its subsidiaries, Summit Management Company, a Maryland corporation (the "Management Company"), and Summit Apartment Builders, Inc., a Florida corporation (the "Construction Company"). Except where otherwise explicitly noted, the "Company" shall also hereinafter refer to the Operating Partnership, the Management Company and the Construction Company.

     The Company has chosen to focus its efforts in the following high growth core markets: Charlotte, North Carolina; Tampa/Sarasota, Florida; Washington, D.C.; Raleigh/Central, North Carolina; South Florida; Atlanta, Georgia; Richmond, Virginia; Orlando, Florida; Indianapolis, Indiana; Dallas, Texas; Austin, Texas and Columbus, Ohio. In keeping with this strategy, the Company has established city operating offices in Charlotte, North Carolina; Tampa, Florida; Bethesda, Maryland; Atlanta, Georgia; Fort Lauderdale, Florida; Dallas, Texas and Raleigh, North Carolina. These city offices have direct responsibility for selecting and overseeing new developments and for managing the Communities in their geographic areas. This decentralized structure enables corporate management to maintain tight controls and allows the Company to compete effectively in its core markets, while efficiently allocating capital to those markets that will yield the highest risk-adjusted return.


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


GROWTH STRATEGIES

     The Company's objective is to create long term value through four strategies: maximizing cash flow from existing Communities, targeting major growth markets, deploying capital strategically and dedication to customer service.

     MAXIMIZING CASH FLOW FROM EXISTING COMMUNITIES. The Company seeks to maximize the economic return from its Communities by optimizing the trade-off between increasing rental rates and maintaining high occupancy levels. Consistent with this strategy, the Company is among the rental rate leaders in its markets. The Company's affluent resident profile, well-trained property management staff and management information systems support this strategy. For the year ended December 31, 1998, average rent per occupied apartment home for the Company's fully stabilized Communities increased 3.3%, and property operating income from these Communities increased 3.6% for the same period. Average occupancy, rental revenue and property operating income levels for the Company's fully stabilized Communities are as follows for the years set forth below:



                                                                    YEAR ENDED DECEMBER 31,
                                                               ----------------------------------
                                                                  1998        1997        1996
                                                               ----------  ----------  ----------
Average Physical Occupancy (1) ...............................     93.3%       93.2%       93.1%
Average Monthly Rental Revenue per Occupied Apartment Home ...  $   763     $   717     $   714
Average Monthly Rental Revenue per Apartment Home Growth Rate       3.3%        2.1%        3.8%
Property Operating Income Growth Rate (2) ....................      3.6%        2.4%        3.1%
Number of Communities (1) ....................................       39          44          32

---------
1) The Company also has fourteen acquisition Communities, five stabilized development Communities (i.e., stabilized after January 1, 1996) and thirteen Communities in lease-up. In 1998, average physical occupancy rates were 93.8% and 93.1% and average monthly rental revenue were $859 and $927 per occupied apartment home for acquisition Communities and stabilized development Communities, respectively. Annual averages for Communities in lease-up are not meaningful as the Communities were in various stages of construction/lease-up during the year.

2) Property Operating Income is defined as total rental and other property revenues less property operating and maintenance expense (excluding depreciation and amortization).

     TARGETING MAJOR GROWTH MARKETS. The Company's existing portfolio and plans for growth focus on core markets that are expected to grow at a greater rate than the national average in population, employment and household formation. The Company's current high growth core markets are as follows: Charlotte, North Carolina; Tampa/Sarasota, Florida; Washington, D.C.; Raleigh, North Carolina; South Florida; Atlanta, Georgia; Richmond, Virginia; Orlando, Florida; Indianapolis, Indiana; Dallas, Texas; Austin, Texas and Columbus, Ohio. The Company's strategy provides geographic diversification that protects it against an economic downturn in any one market, while at the same time benefiting from a tightly targeted focus on a limited number of attractive markets. By focusing only on these markets, the Company gains better brand recognition, builds local expertise and improves operating efficiencies. Within each market there are numerous housing alternatives that compete with the Communities in attracting residents. The Communities compete directly with other rental apartments, condominiums and single-family homes that are available for rent or sale in the markets in which the Communities are located. In addition, various entities, including insurance companies, pension and investment funds, partnerships, investment companies and other multifamily REITs, compete with the Company for the acquisition of existing properties and the development of new properties, some of which may have greater resources than the Company. The Company has not identified any dominant competitor, nor is it currently the dominant competitor, in its markets.

     DEPLOYING CAPITAL STRATEGICALLY. Since its initial public offering in 1994, the Company has increased the size of its property portfolio by almost 150% to 16,631 apartment homes. Development of new Communities has been the foundation of the Company's growth. Of its 66 completed Communities, 39 have been developed by the Company or its predecessors. The Company attributes much of its historical cash flow growth to the quality of the apartment Communities it has developed over the years.

     The Company maintains an active development program which provides it with a predictable and consistent stream of new revenues. Focusing on development allows the Company to build desirable properties that generate premium rents. It also provides returns which generally exceed those achieved on acquisitions. The Company's development goal is to provide its residents with a community that feels like single-family housing, with front yards, open floor plans, abundant square footage, generous storage and both attached and detached garages. The Company enters into leases with its residents that include provisions which are usual and customary for apartment leases, such as the payment of rent monthly, advance notice in the event of a termination, provision of a security deposit and the imposition by the Company of a charge for rent paid after the fifth day of the month. The leases are predominantly for a term of one year.

     The Company employs a combination of local autonomy and centralized oversight in its development process. Development officers live in their respective markets, so that critical decision-making is kept local. Development officers report to a corporate development executive, a process that is designed to ensure consistency in design, building materials and quality.

     The Company utilizes the Construction Company in addition to third-party general contractors to build its new Communities. Of the 2,133 apartment homes in development at December 31, 1998, 63% are being built by the Construction Company, which has resulted in higher quality construction, improved timeliness and cost savings.

     In 1998, the Company completed development of four Communities, adding 973 apartment homes to the Company's portfolio. These four Communities represent a total investment of approximately $74.4 million. The Communities completed in 1998 are Summit Stonefield, Summit Lake I, Summit Ballantyne II and Summit New Albany.

     As of December 31, 1998, the Company had nine apartment Communities under construction (five of which are also in lease-up) containing 2,133 apartment homes, with a budgeted cost of $192.5 million. The following provides summary information regarding the nine Communities under construction as of December 31, 1998 (dollars in thousands):



                                                                  TOTAL                 ESTIMATED   ANTICIPATED
                                                    APARTMENT   ESTIMATED    COST TO     COST TO    CONSTRUCTION
COMMUNITY                                             HOMES       COSTS        DATE      COMPLETE    COMPLETION
-------------------------------------------------- ----------- ----------- ----------- ----------- -------------
Summit Fair Lakes I -- Fairfax, VA ...............      370     $ 32,900    $ 30,351     $ 2,549      Q1 1999
Summit Governor's Village -- Chapel Hill, NC .....      242       16,700      16,518         182      Q1 1999
Summit Doral -- Miami, Florida ...................      260       22,800      16,601       6,199      Q2 1999
Summit Westwood -- Raleigh, NC ...................      354       24,400      18,601       5,799      Q3 1999
Summit Lake II -- Raleigh, NC ....................      144       10,200       7,012       3,188      Q2 1999
Summit Sedgebrook II -- Charlotte, NC ............      120        7,800       4,409       3,391      Q3 1999
Summit Fair Lakes II -- Fairfax, VA ..............      160       14,200       8,017       6,183      Q3 1999
Summit Largo -- Largo, MD ........................      217       18,000       4,984      13,016      Q1 2000
Summit Grandview -- Charlotte, NC ................      266       45,500       3,703      41,797      Q2 2000
Other development and construction costs .........       --           --      26,949          --
                                                        ---     --------    --------     -------
                                                      2,133     $192,500    $137,145     $82,304
                                                      =====     ========    ========     =======

     The Company is optimistic about the operating prospects of the Communities under construction even with the increased supply of newly constructed apartment homes of comparable quality in many of its markets. As with any development project, there are uncertainties and risks associated with the development of the Communities described above. While the Company has prepared development budgets and has estimated completion and stabilization target dates based on what it believes are reasonable assumptions in light of current conditions, there can be no assurance that actual costs will not exceed current budgets or that the Company will not experience construction delays due to the unavailability of materials, weather conditions or other events. Similarly, market conditions at the time these Communities become available for leasing will affect rental rates and the period of time necessary to achieve stabilization, and could result in achieving stabilization later than currently anticipated.

     The Company is also conducting feasibility and other pre-development work for twelve new Communities. The Company either owns or holds options to purchase the land for each of these potential developments. For each of these potential Communities, the Company is only in the pre-development phase, and there can be no assurance that all, or any one, of these Communities will be completed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Development Activity" for a discussion of uncertainties and risks associated with the Company's development activity.

     While the Company has emphasized development of new apartment communities as one of its strategies for growth, it also has successfully capitalized on expansion opportunities through the strategic acquisition of properties that meet the Company's investment criteria. The Company has acquired more than 8,612 apartment homes since its formation in 1994. These properties were successfully acquired at prices below their replacement cost and cumulatively have achieved a total unleveraged average yield of 9.86% in 1998. Acquisitions have been concentrated in the Company's targeted core markets in order to further strengthen brand identity and operational efficiencies. The Company's extensive local-market knowledge and development expertise give it an advantage in identifying and underwriting acquisition opportunities which the Company believes will create shareholder value. The Company acquired the following Communities in 1998 (dollars in thousands):

                                              ACQUISITION  APARTMENT   PURCHASE       YEAR
COMMUNITY                                        DATE        HOMES       PRICE       BUILT
-------------------------------------------- ------------ ----------- ---------- -------------
Summit St. Clair -- Atlanta, GA ............     3/1/98        336     $ 27,100      1997
Summit Club at Dunwoody -- Atlanta, GA .....    5/22/98        324       27,400      1997
Summit Lenox -- Atlanta, GA ................     7/8/98        432       33,800      1965
Ewing Portfolio (1) ........................    11/4/98      2,465      179,700  1994 to 1998
                                                             -----     --------
                                                             3,557     $268,000
                                                             =====     ========

---------
(1) Includes four Communities located in Dallas, Texas, two Communities located in Austin, Texas and one Community in San Antonio, Texas. The purchase of one of the Communities located in Dallas, Texas was not completed until December 31, 1998.

     During 1998, the Company disposed of eight communities for over $130 million. These Communities did not align with the Company's overall long term strategic plan and growth objectives. The prices realized for the 1998 dispositions represent a cost of capital below what could have been achieved through other capital sources, such as common equity. As long as this remains the case, the Company anticipates continuing to use property sales as a source of capital.

     DEDICATION TO CUSTOMER SERVICE. Pro-active property management has allowed the Company to maximize cash flow from its portfolio by encouraging local decision-making and rewarding performance, initiative and innovation. The Company's localized property management system, with offices strategically located in seven key cities, gives the Company a distinct advantage in better responding to the needs of each market. The Company has long stressed the importance of developing strong customer relationships with its residents. The Company's total commitment to resident satisfaction is further evidenced by its "Sundown Policy", which mandates a response by the appropriate associate to any resident inquiry or complaint no later than "sundown" of the day on which the inquiry or complaint was received.

     The Company has sought to provide its residents with experienced, well-trained and attentive management staffs. Every Community associate enters into a comprehensive training program when he or she is hired. This training program ensures that associates have a clear understanding of their job responsibilities, the high standards of performance expected of them and the Company's operating philosophies. On-going training following each associate's initial employment period further enhances associate productivity. The Company believes that this training regimen along with a proven hiring process has produced a higher quality management staff, evidenced by higher resident satisfaction at the Communities and lower associate turnover.


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

     The Company organized itself as a real estate investment trust (a "REIT") and completed its initial public offering (the "Initial Offering") of 10,000,000 shares of common stock, par value $0.01 per share (the "Common Stock") on February 15, 1994 and sold an additional 1,500,000 shares upon exercise of the underwriters' over-allotment option on March 4, 1994. On June 2, 1995, the Company completed a follow-on public offering (the "1995 Offering") of 4,000,000 shares of Common Stock. A second follow-on public offering (the "1996 Offering") of 5,000,000 shares of the Company's Common Stock was completed on August 7, 1996, with an additional 750,000 shares sold upon exercise of the underwriters' over-allotment option on August 12, 1996. In addition, the Company has adopted a dividend reinvestment and stock purchase program for the sale of up to 2,500,000 shares of Common Stock, pursuant to which it sells Common Stock from time to time.

     On August 12, 1997, the Company completed a $125 million senior unsecured debt offering. On December 12, 1997, the Company completed an additional $30 million senior unsecured debt offering. The Company has established a program for the sale of up to $95 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance (the "MTN Program"). On July 28, 1998, the Company sold $30 million of notes under the MTN Program. On October 5, 1998, the Company sold $25 million of notes under the MTN Program.

     The Company, a Maryland corporation, is a self-administered and self-managed REIT. The Company's Common Stock is listed on the New York Stock Exchange (the "NYSE") under the symbol "SMT". The executive offices of the Company are located at 212 South Tryon Street, Suite 500, Charlotte, North Carolina 28281. The Company's telephone number is (704) 334-9905 and its facsimile number is (704) 333-8340. The Company also maintains offices in Atlanta, Georgia; Tampa, Florida; Bethesda, Maryland; Ft. Lauderdale, Florida; Dallas, Texas and Raleigh, North Carolina.


THE OPERATING PARTNERSHIP

     The Operating Partnership was formed on January 14, 1994, and is the entity through which principally all of the Company's business is conducted. The Company controls the Operating Partnership as the sole general partner and as the holder of an 86.2% economic and voting interest in the Operating Partnership as of December 31, 1998. As the sole general partner of the Operating Partnership, the Company has the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain voting rights of holders (including the Company) of the units of limited partnership interest ("Units"), including the consent of holders (including the Company) of 85% of the Units in connection with a sale, transfer or other disposition of all or substantially all of the assets of the Operating Partnership, or any other transaction which would result in the recognition of a significant taxable gain to the holders of Units. The Company's general and limited partnership interests in the Operating Partnership entitle it to share in 86.2% of the cash distributions from, and in the profits and losses of, the Operating Partnership.

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

     The Operating Partnership cannot be terminated, except in connection with a sale of all or substantially all of the assets of the Company, for a period of 99 years from the date of formation without a vote of the limited partners of the Operating Partnership.

ITEM 2. PROPERTIES

THE COMMUNITIES

     The Company owns and operates through the Operating Partnership 66 completed Communities and five Communities which are currently under construction and in lease-up, for a total of 18,001 apartment homes. Forty-two of the Communities have been completed since January 1, 1990 and, as of December 31, 1998, the average age of the completed Communities was approximately 7 years. The following is a summary of Communities by market:



                                                        NUMBER OF   % OF TOTAL
                                           NUMBER OF    APARTMENT   APARTMENT
                                          COMMUNITIES     HOMES       HOMES
                                         ------------- ----------- -----------
Washington, DC .........................        9          2,543       14.1%
Raleigh/Central North Carolina .........       11          2,300       12.8%
South Florida ..........................        7          2,019       11.2%
Atlanta, Georgia .......................        6          2,009       11.2%
Charlotte, North Carolina ..............       12          1,860       10.4%
Tampa/Sarasota, Florida ................        7          1,574        8.7%
Dallas, Texas ..........................        4          1,359        7.5%
Other non core markets .................        5          1,098        6.1%
Richmond, Virginia .....................        3            862        4.8%
Austin, Texas ..........................        2            856        4.8%
Orlando, Florida .......................        2            656        3.6%
Indianapolis, Indiana ..................        1            314        1.7%
Columbus, Ohio .........................        1            301        1.7%
San Antonio, Texas .....................        1            250        1.4%
                                               --          -----      -----
                                               71         18,001      100.0%
                                               ==         ======      =====

     Other non-core markets consist of two Communities in Greenville, South Carolina, two Communities in Cincinnati, Ohio, and one Community in Yardley, Pennsylvania.

     All of the Communities target middle to upper income apartment renters as customers and have amenities, apartment home sizes and mixes consistent with the desires of this resident population. The Communities are owned in fee simple and are located in seven states throughout the southeastern, southwestern and mid-atlantic United States (Florida, Georgia, Maryland, North Carolina, South Carolina, Texas and Virginia) as well as in Delaware, Ohio, Indiana and Pennsylvania. The following table highlights certain information regarding the Communities:

                                                                                        AVERAGE
                                                               NUMBER OF      YEAR     APARTMENT
MARKET AREA/COMMUNITY                   LOCATION              APARTMENTS   COMPLETED      SIZE
--------------------------------------- -------------------- ------------ ----------- -----------
ATLANTA
Summit Glen ........................... Atlanta, GA                242       1992          983
Summit Village ........................ Marietta, GA               323       1991          984
                                                                   ---                     ---
ATLANTA WEIGHTED AVERAGE ..............                            565                     984
CHARLOTTE
Summit Arbors ......................... Charlotte, NC              120       1986          944
Summit Crossing ....................... Charlotte, NC              128       1985          978
Summit Fairview ....................... Charlotte, NC              135       1983        1,036
Summit Foxcroft (4) ................... Charlotte, NC              156       1979          940
Summit Norcroft ....................... Charlotte, NC              162       1991        1,112
Summit Radbourne ...................... Charlotte, NC              225       1991        1,006
Summit Simsbury ....................... Charlotte, NC              100       1985          874
Summit Touchstone ..................... Charlotte, NC              132       1986          899
                                                                   ---                   -----
CHARLOTTE WEIGHTED AVERAGE ............                          1,158                     982
RALEIGH/CENTRAL NORTH CAROLINA
Summit Creekside ...................... Hickory, NC                118       1981        1,006
Summit Eastchester .................... High Point, NC             172       1981          947
Summit Highland ....................... Raleigh, NC                172       1987          986
Summit Mayfaire ....................... Raleigh, NC                144       1995        1,047
Summit Oak ............................ Goldsboro, NC              100       1982          918
Summit Sherwood ....................... Winston-Salem, NC          190       1968        1,028
Summit Square ......................... Durham, NC                 362       1990          925
                                                                 -----                   -----
RALEIGH/CENTRAL NORTH CAROLINA
 WEIGHTED AVERAGE .....................                          1,258                     973
RICHMOND
Summit Breckenridge ................... Glen Allen, VA             300       1987          928
Summit Stony Point .................... Richmond, VA               250       1986        1,045
Summit Waterford ...................... Midlothian, VA             312       1990          995
                                                                 -----                   -----
RICHMOND WEIGHTED AVERAGE .............                            862                     986
SOUTH FLORIDA
Summit Del Ray ........................ Delray Beach, FL           252       1993          968
Summit Palm Lake ...................... W. Palm Beach, FL          304       1992          919
Summit Plantation I ................... Plantation, FL             262       1995        1,283
                                                                 -----                   -----
SOUTH FLORIDA WEIGHTED AVERAGE ........                            818                   1,051
TAMPA/SARASOTA
Summit Gateway ........................ St. Petersburg, FL         212       1987          828
Summit Hampton ........................ Bradenton, FL              352       1988          933
Summit Heron's Run .................... Sarasota, FL               274       1990          863
Summit Lofts .......................... Palm Harbour, FL           200       1990        1,045
Summit McIntosh ....................... Sarasota, FL               212       1990          855
Summit Perico ......................... Bradenton, FL              256       1990          911
Summit Walk ........................... Tampa, FL                   68       1993        1,614
                                                                 -----                   -----
TAMPA/SARASOTA WEIGHTED AVERAGE .......                          1,574                     936
WASHINGTON, D.C.
Summit Belmont ........................ Fredricksburg, VA          300       1987          881
Summit Meadow ......................... Columbia, MD               178       1990        1,020
Summit Pike Creek ..................... Newark, DE                 264       1988          899
Summit Reston ......................... Reston, VA                 418       1987          854
Summit Windsor ........................ Frederick, MD              147       1989          903
                                                                 -----                   -----
WASHINGTON, D.C. WEIGHTED AVERAGE .....                          1,307                     897
OTHER
Summit Blue Ash ....................... Blue Ash, OH               242       1992        1,158
Summit Park ........................... Forest Park, OH            316       1989          963
Summit Beacon Ridge ................... Greenville, SC             144       1988        1,046
Summit East Ridge ..................... Greenville, SC             180       1986          959
                                                                 -----                   -----
OTHER WEIGHTED AVERAGE ................                            882                   1,029
                                                                 -----                   -----
TOTAL WEIGHTED AVERAGE OF
 COMMUNITIES FULLY STABILIZED .........                          8,424                     971
                                                                 -----                   -----
DEVELOPED COMMUNITIES (7)
Summit Aventura ....................... Aventura, FL               379       1995        1,106
Summit Fairways ....................... Orlando, FL                240       1996        1,302
Summit on the River ................... Atlanta, GA                352       1997        1,103
Summit River Crossing ................. Indianapolis, IN           314       1996        1,060
Summit Russett ........................ Laurel, MD                 314       1997          958
                                                                 -----                   -----
                                                                 1,599                   1,097



                                                                                          MORTGAGE
                                                                  AVERAGE    AVERAGE       NOTES
                                          AVERAGE     AVERAGE     MONTHLY    MONTHLY     PAYABLE AT
                                          PHYSICAL    PHYSICAL    RENTAL     RENTAL     DECEMBER 31,
                                         OCCUPANCY   OCCUPANCY    REVENUE    REVENUE        1998
MARKET AREA/COMMUNITY                     1998 (1)    1997 (1)   1998 (2)   1997 (2)   (IN THOUSANDS)
--------------------------------------- ----------- ----------- ---------- ---------- ---------------
ATLANTA
Summit Glen ........................... 94.9        92.8        $ 886      $ 838               (3)
Summit Village ........................ 94.2        91.5          747        728               (3)
                                        ----        ----        -----      -----
ATLANTA WEIGHTED AVERAGE .............. 94.5        92.0          806        775
CHARLOTTE
Summit Arbors ......................... 96.4        94.7          833        790             --
Summit Crossing ....................... 94.1        93.5          678        664          $4,106
Summit Fairview ....................... 92.1        95.7          797        751             --
Summit Foxcroft (4) ................... 92.2        93.2          686        660          2,663
Summit Norcroft ....................... 93.1        93.2          788        765               (3)
Summit Radbourne ...................... 92.8        93.3          777        773          8,507
Summit Simsbury ....................... 93.7        94.0          776        743               (5)
Summit Touchstone ..................... 93.8        92.3          707        700               (5)
                                        ----        ----        -----      -----
CHARLOTTE WEIGHTED AVERAGE ............ 93.4        93.7          755        733
RALEIGH/CENTRAL NORTH CAROLINA
Summit Creekside ...................... 94.9        95.7          612        596             --
Summit Eastchester .................... 94.8        93.7          618        593             --
Summit Highland ....................... 95.0        93.8          712        708               (3)
Summit Mayfaire ....................... 93.2        92.8          783        770             --
Summit Oak ............................ 95.5        96.1          571        551          2,519
Summit Sherwood ....................... 92.3        94.9          594        561          3,274
Summit Square ......................... 91.7        91.8          786        761               (3)
                                        ----        ----        -----      -----
RALEIGH/CENTRAL NORTH CAROLINA
 WEIGHTED AVERAGE ..................... 93.5        93.6          690        669
RICHMOND
Summit Breckenridge ................... 91.8        95.3          747        742             --
Summit Stony Point .................... 93.8        95.7          786        760               (6)
Summit Waterford ...................... 92.9        93.7          732        705               (3)
                                        ----        ----        -----      -----
RICHMOND WEIGHTED AVERAGE ............. 92.8        94.8          753        734
SOUTH FLORIDA
Summit Del Ray ........................ 92.0        94.8          893        852               (3)
Summit Palm Lake ...................... 93.4        95.2          796        764               (3)
Summit Plantation I ................... 92.3        91.7        1,040      1,034             --
                                        ----        ----        -----      -----
SOUTH FLORIDA WEIGHTED AVERAGE ........ 92.6        93.9          904        877
TAMPA/SARASOTA
Summit Gateway ........................ 94.9        95.6          671        644               (6)
Summit Hampton ........................ 90.6        89.7          638        625               (6)
Summit Heron's Run .................... 93.7        90.7          697        674               (3)
Summit Lofts .......................... 93.4        93.2          737        689             --
Summit McIntosh ....................... 92.2        89.5          694        696             --
Summit Perico ......................... 90.2        89.2          675        671               (3)
Summit Walk ........................... 92.9        94.5        1,133      1,098             --
                                        ----        ----        -----      -----
TAMPA/SARASOTA WEIGHTED AVERAGE ....... 92.3        91.2          700        682
WASHINGTON, D.C.
Summit Belmont ........................ 95.4        94.9          675        633               (6)
Summit Meadow ......................... 94.2        95.4          928        900               (3)
Summit Pike Creek ..................... 94.3        94.1          842        838               (6)
Summit Reston ......................... 93.3        94.0        1,014        965             --
Summit Windsor ........................ 93.6        90.7          725        686               (3)
                                        ----        ----        -----      -----
WASHINGTON, D.C. WEIGHTED AVERAGE ..... 94.1        94.0          857        823
OTHER
Summit Blue Ash ....................... 92.7        94.8          883        827               (3)
Summit Park ........................... 92.8        92.0          663        633             --
Summit Beacon Ridge ................... 96.0        93.6          667        657             --
Summit East Ridge ..................... 96.6        95.1          569        565          5,042
                                        ----        ----        -----      -----
OTHER WEIGHTED AVERAGE ................ 94.1        93.7          705        676
                                        ----        ----        -----      -----
TOTAL WEIGHTED AVERAGE OF
 COMMUNITIES FULLY STABILIZED ......... 93.3        93.3          763        739
                                        ----        ----        -----      -----
DEVELOPED COMMUNITIES (7)
Summit Aventura ....................... 91.1        91.7        1,076      1,083             --
Summit Fairways ....................... 91.9        81.3          919        891             --
Summit on the River ................... 93.9        71.2          844        792             --
Summit River Crossing ................. 92.5        93.3          863        817             --
Summit Russett ........................ 96.1        58.7          912        883             --

                                                                                    AVERAGE
                                                           NUMBER OF      YEAR     APARTMENT
MARKET AREA/COMMUNITY               LOCATION             APARTMENTS   COMPLETED       SIZE
----------------------------------- -------------------- ------------ ----------- -----------
ACQUISITION COMMUNITIES
1997 ACQUISITIONS
Summit Sand Lake .................. Orlando, FL                416       1995        1,035
Summit Portofino .................. Broward County, FL         322       1995        1,307
Summit Windsor II ................. Frederick, MD              306       1988          903
Summit Fair Oaks (8) .............. Fairfax, VA                246       1990          938
                                                               ---                   -----
                                                             1,290                   1,053
1998 ACQUISITIONS
Summit St. Clair .................. Atlanta, GA                336       1997          969
Summit Club at Dunwoody ........... Atlanta, GA                324       1997        1,007
Summit Lenox ...................... Atlanta, GA                432       1965          963
Summit Belcourt ................... Dallas, TX                 180       1994          875
Summit Buena Vista ................ Dallas, TX                 467       1996          925
Summit Camino Real ................ Dallas, TX                 364       1998          850
Summit Turtle Cove ................ Dallas, TX                 348       1996          869
Summit Los Arboles ................ Austin, TX                 408       1996          847
Summit Las Palmas (9) ............. Austin, TX                 448       1998          890
Summit Turtle Rock ................ San Antonio, TX            250       1995          857
                                                             -----                   -----
                                                             3,557                     907
                                                             -----                   -----
TOTAL WEIGHTED AVERAGE OF
 STABILIZED COMMUNITIES ...........                         14,870                     977
                                                            ------                   -----
COMMUNITIES IN
 LEASE-UP (10)
Summit Ballantyne I ............... Charlotte, NC              246       1997        1,049
Summit Sedgebrook I ............... Charlotte, NC              248       1997        1,017
Summit Norcroft II ................ Charlotte, NC               54       1997        1,168
Summit Ballantyne II .............. Charlotte, NC              154       1998        1,057
Summit Lake I ..................... Raleigh, NC                302       1998        1,048
Summit Governor's Village ......... Raleigh, NC                242       1999        1,134
Summit Westwood ................... Raleigh, NC                354       1999        1,112
Summit Lake II .................... Raleigh, NC                144       1999        1,101
Summit Plantation II .............. Plantation, FL             240       1997        1,173
Summit New Albany ................. Columbus, OH               301       1998        1,235
Summit Stonefield ................. Yardley, PA                216       1998        1,022
Summit Doral ...................... Miami, FL                  260       1999        1,172
Summit Fair Lakes I ............... Fairfax, VA                370       1999          996
                                                            ------                   -----
                                                             3,131                   1,094
                                                            ------                   -----
TOTAL COMMUNITIES .................                         18,001                     997
                                                            ======                   =====



                                                                                         MORTGAGE
                                                               AVERAGE     AVERAGE        NOTES
                                      AVERAGE      AVERAGE     MONTHLY     MONTHLY      PAYABLE AT
                                      PHYSICAL    PHYSICAL      RENTAL      RENTAL     DECEMBER 31,
                                     OCCUPANCY    OCCUPANCY    REVENUE     REVENUE         1998
MARKET AREA/COMMUNITY                 1998 (1)    1997 (1)     1998 (2)    1997 (2)  (IN THOUSANDS)
----------------------------------- ----------- ------------ ----------- ----------- ---------------
ACQUISITION COMMUNITIES
1997 ACQUISITIONS
Summit Sand Lake ..................      93.1        93.8         797         775        14,679
Summit Portofino ..................      93.7        93.7         985         977           --
Summit Windsor II .................      93.6        90.2         725         679             (3)
Summit Fair Oaks (8) ..............      95.8       N/A           938        N/A            --
1998 ACQUISITIONS
Summit St. Clair ..................      95.2       N/A           968        N/A              (3)
Summit Club at Dunwoody ...........      96.6       N/A           879        N/A            --
Summit Lenox ......................      94.9       N/A           955        N/A            --
Summit Belcourt ...................      97.7       N/A         1,090        N/A          9,708
Summit Buena Vista ................      92.1       N/A           845        N/A         25,779
Summit Camino Real ................      91.7       N/A           755        N/A            --
Summit Turtle Cove ................      89.2       N/A           790        N/A         17,073
Summit Los Arboles ................      92.7       N/A           807        N/A         20,240
Summit Las Palmas (9) .............      N/A        N/A           N/A        N/A            --
Summit Turtle Rock ................      97.8       N/A           746        N/A         11,001
TOTAL WEIGHTED AVERAGE OF
 STABILIZED COMMUNITIES ...........
COMMUNITIES IN
 LEASE-UP (10)
Summit Ballantyne I ...............      83.6        18.7         852         865           --
Summit Sedgebrook I ...............      83.3        16.7         763         717           --
Summit Norcroft II ................      91.9         8.2         788         816           --
Summit Ballantyne II ..............      46.1         N/A         802         N/A           --
Summit Lake I .....................      73.3         4.7         861         735           --
Summit Governor's Village .........      28.3         N/A         714         N/A           --
Summit Westwood ...................      13.7         N/A         883         N/A           --
Summit Lake II ....................      N/A          N/A          N/A        N/A           --
Summit Plantation II ..............      87.9        19.5       1,051       1,036           --
Summit New Albany .................      27.8         N/A         915         N/A           --
Summit Stonefield .................      96.8        20.4       1,110       1,101           --
Summit Doral ......................       8.0         N/A       1,087         N/A           --
Summit Fair Lakes I ...............      20.3         N/A       1,108         N/A           --
TOTAL COMMUNITIES .................

---------
(1) Average physical occupancy is defined as the number of apartment homes occupied divided by the total number of apartment homes contained in the Communities, expressed as a percentage. Average physical occupancy has been calculated using the average occupancy that existed on Sunday during each week of the period.

(2) Represents the average monthly net rental revenue per occupied apartment home.

(3) Collateral for fixed rate mortgage of $146.7 million.

(4) Summit Foxcroft is held by a partnership in which the Company is a 75% managing general partner.

(5) Collateral for a fixed rate mortgage of $8.5 million.

(6) Collateral for letters of credit in an aggregate amount of $52.9 million which serve as collateral for $51.8 million in tax exempt bonds.

(7) Communities that were stabilized in 1998 but were stabilized subsequent to January 1, 1996.

(8) Summit Fair Oaks was acquired on December 31, 1997 and, accordingly, no average occupancy or average rent information is available for 1997.

(9) Summit Las Palmas was acquired effective December 31, 1998 and, accordingly, no average occupancy or average rent information is available for 1998.

(10) Communities that were in lease-up during 1998. These Communities have and are leasing at a rate consistent with the Company's expectations. As with any community in lease-up, there are uncertainties and risks associated with the Company's communities in lease-up. While the Company has estimated completion and stabilization budgets and target dates based on what it believes are reasonable assumptions in light of current conditions, there can be no assurance that actual costs will not exceed current budgets or that the Company will not experience delays in reaching stabilization of such Communities.

     Information with respect to total debt secured by thirty-four of the Company's Communities having an aggregate net book value of $433.5 million as of December 31, 1998, is as follows (in thousands):



                                                 FIXED RATE       VARIABLE RATE
                                            ------------------- ----------------
      Total principal ..................... $279,801                $51,802
      Interest rates range from ........... 6.24% to 9.80%             5.55%(1)
      Weighted average interest rate ......      6.72%                 5.55%(1)
      Annual debt service ................. $23,656                 $ 3,587(2)

     Scheduled annual maturities of secured debt is as follows:


  1999 ...................  $   6,205
  2000 ...................      6,573
  2001 ...................      6,803
  2002 ...................     15,319
  2003 ...................      7,586
  Thereafter .............    289,117
                            ---------
  Total ..................  $ 331,603
                            =========

---------
(1) Interest rate as of December 31, 1998.

(2) Annual debt service for variable rate loans represents 1998 costs and includes letter of credit fees and other bond related costs.

     Each Community has many of the following features: swimming pools, tennis courts, racquetball courts, volleyball courts, saunas, whirlpools, fitness facilities, picnic areas, large clubhouses and convenient parking facilities. Most of the apartment homes offer amenities that include spacious open living areas, sunrooms, patios or balconies, sunken living rooms, fireplaces, built-in shelves or entertainment centers, large storage areas or walk-in closets, vaulted ceilings, ceiling fans and separate in-home laundry facilities or laundry hook-ups. In addition to these physical amenities, each Community has its own highly-trained and experienced on-site management and maintenance staff to ensure that courteous and responsive service is provided to its residents.


COMMUNITY MANAGEMENT

     Each of the Communities is operated by the Company's property management staff. The management team for each Community includes supervision by a regional vice-president and regional property manager, as well as on-site management, maintenance personnel and an off-site support staff. Community management teams perform leasing and rent collection functions and coordinate resident services. All personnel are extensively trained and experienced and are encouraged to continue their education through both Company-designed and outside courses.


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



                                                 1998                    1997
                                        ----------------------- -----------------------
QUARTER                                     HIGH        LOW           HIGH        LOW
--------------------------------------- ----------- -----------   ----------- -----------
January 1 through March 31 ............  $  22.00    $  19.75      $  21.88    $  19.75
April 1 through June 30 ...............     21.31       18.88         21.00       19.63
July 1 through September 30 ...........     19.56       16.50         22.06       19.50
October 1 through December 31 .........     19.38       16.81         22.38       19.94

     On March 11, 1999 the last reported sale price of the Common Stock on the NYSE was $16.69. On March 11, 1999 there were 1,516 holders of record of 28,445,268 shares of the Company's Common Stock.

     The Company declared a dividend of $0.4075 per share of Common Stock for each of the four quarters in 1998, which was paid on May 15, 1998 for the first quarter, August 14, 1998 for the second quarter, November 16, 1998 for the third quarter, and February 15, 1999 for the fourth quarter.

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

     In connection with the purchase on November 4, 1998 of a portfolio of multifamily properties in Texas (the "Ewing Portfolio") consisting of seven Communities located in Dallas, Austin and San Antonio, the Company issued 2,074,615 shares of Common Stock (valued at approximately $37.3 million at the time of the acquisition) to the sellers of the Ewing Portfolio in partial consideration of their interest in the Communities. Such shares of Common Stock were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and rules and regulations promulgated thereunder. In light of information obtained by the Company in connection with the transaction, management of the Company believes that the Company may rely on such exemption.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial and other information on a consolidated historical basis for the Company and its predecessors, Summit Entities, as of and for each of the years in the five-year period ended December 31, 1998. This table should be read in conjunction with the Consolidated Financial Statements of Summit Properties Inc. and the Notes thereto included elsewhere herein.


                            SELECTED FINANCIAL DATA
                      SUMMIT PROPERTIES INC. (HISTORICAL)



                                                                                   YEARS ENDED DECEMBER 31,
                                                              ------------------------------------------------------------------
                                                                   1998          1997         1996         1995       1994 (1)
                                                              ------------- ------------- ------------ ------------ ------------
                                                              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PROPERTY INFORMATION)
OPERATING INFORMATION:
Revenue
 Rental .....................................................  $  137,660    $  109,827    $   88,864   $  70,773    $   54,198
 Property management (2) ....................................          --            --            --          --           536
 Interest and other .........................................       9,909         6,850         5,625       4,221         3,700
                                                               ----------    ----------    ----------   ---------    ----------
    Total ...................................................     147,569       116,677        94,489      74,994        58,434
                                                               ----------    ----------    ----------   ---------    ----------
Property operating and maintenance expense (before
 depreciation and amortization) .............................      51,550        42,032        35,226      28,012        21,502
Property management expenses (2) ............................          --            --            --          --           366
Interest expense ............................................      33,506        21,959        17,138      14,802        14,067
Depreciation and amortization ...............................      28,997        22,652        18,208      15,141        11,700
REIT formation costs ........................................          --            --            --          --           457
General and administrative expense ..........................       3,861         2,740         2,557       1,949         1,756
(Income) loss from equity investments .......................         328          (274)          173          39            59
                                                               ----------    ----------    ----------   ---------    ----------
    Total ...................................................     118,242        89,109        73,302      59,943        49,907
                                                               ----------    ----------    ----------   ---------    ----------
Income before gain on sale of real estate assets,
 extraordinary items and minority Interest of unitholders
 in Operating Partnership ...................................      29,327        27,568        21,187      15,051         8,527
Gain on sale of real estate assets ..........................      37,148         4,366            --          --            --
                                                               ----------    ----------    ----------   ---------    ----------
Income before extraordinary items and minority interest
 of Unitholders in Operating Partnership ....................  $   66,475    $   31,934    $   21,187   $  15,051    $    8,527
                                                               ==========    ==========    ==========   =========    ==========
Net income ..................................................  $   56,375    $   27,116    $   16,948   $  11,819    $   14,032
                                                               ==========    ==========    ==========   =========    ==========
Income per share before extraordinary items -- basic and
 diluted ....................................................  $     2.28    $     1.17    $      .92   $     .83    $      .64
                                                               ==========    ==========    ==========   =========    ==========
Net income per share -- basic and diluted ...................  $     2.26    $     1.17    $      .90   $     .80    $     1.28
                                                               ==========    ==========    ==========   =========    ==========
Dividends per share .........................................  $     1.63    $     1.59    $     1.55   $    1.51    $     1.29
                                                               ==========    ==========    ==========   =========    ==========
Weighted average shares outstanding -- basic ................      24,935        23,146        18,888      14,750        10,992
                                                               ==========    ==========    ==========   =========    ==========
Weighted average shares and units outstanding -- basic ......      29,141        27,258        22,914      18,112        13,390
                                                               ==========    ==========    ==========   =========    ==========
OTHER INFORMATION:
Cash flow provided by (used in):
 Operating activities .......................................  $   63,808    $   55,947    $   41,176   $  30,994    $   17,525
 Investing activities .......................................    (219,170)     (175,907)     (103,971)    (63,734)     (113,741)
 Financing activities .......................................     154,636       119,858        63,579      34,440        88,993
Funds from Operations (3) ...................................  $   58,242    $   50,201    $   39,391   $  30,148    $   20,120
Total completed communities (at end of period) ..............          66            61            51          46            32
Total apartment homes developed (4) .........................         973         1,454         1,061         379            --
Total apartment homes acquired ..............................       3,557         1,434           262       2,025         1,332
Total apartment homes (at end of period) (5) ................      16,631        14,462        11,788      10,465         8,061
Ratio of earnings to fixed charges (6) ......................        2.51          1.93          1.78        1.65          1.52
BALANCE SHEET INFORMATION:
Real estate, before accumulated depreciation ................  $1,206,536    $  913,033    $  704,779   $ 586,264    $  439,025
Total assets ................................................   1,198,664       825,293       634,991     533,252       397,945
Total long-term debt ........................................     726,103       474,673       309,933     297,010       249,009
Stockholders' equity ........................................     358,925       265,839       257,214     175,454       115,525

---------
(1) For purposes of the 1994 Selected Financial Data, historical information is presented both for the Company and its predecessors, the Summit Entities, provided that historical financial information for its predecessors only includes information relating to the Communities held by the Company immediately following the Initial Offering and the entities which provided property and general management services for those Communities.

(2) Consists of revenues and expenses from property management services provided to Communities owned by unrelated third parties and by certain predecessor partnerships prior to the Initial Offering. Since the Initial Offering, these services have been performed by the Management Company, which is accounted for under the equity method of accounting.

(3) The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 (the "White Paper") defines Funds from Operations as net income
    (loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company believes Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. The Company computes Funds from Operations in accordance with the standards established by the White Paper, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. Funds from Operations does not represent amounts available for management's discretionary use because of needed capital expenditures or expansion, debt service obligations, property acquisitions, development, dividends and distributions or other commitments and uncertainties. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make dividends/distributions. Funds from Operations is calculated as follows (dollars in thousands):



                                                                        YEARS ENDED DECEMBER 31,
                                                          -----------------------------------------------------
                                                             1998       1997       1996       1995       1994
                                                          ---------- ---------- ---------- ---------- ---------
    Income before gain on sale of real estate assets,
      minority interest of unitholders in Operating
      Partnership and extraordinary items ...............  $29,327    $27,568    $21,187    $15,051    $ 8,527
    Real estate depreciation ............................   28,915     22,633     18,204     15,097     11,593
                                                           -------    -------    -------    -------    -------
    Funds from Operations ...............................  $58,242    $50,201    $39,391    $30,148    $20,120
                                                           =======    =======    =======    =======    =======

(4) Represents the total number of apartment homes in Communities completed and owned by the Company during the period.

(5) Represents the total number of apartment homes in Communities completed and owned by the Company at the end of the period.

(6) The ratios of earnings to fixed charges were computed by dividing earnings by fixed charges. For this purpose, earnings consist of pre-tax income from continuing operations (including gains on sale of real estate) plus fixed charges (excluding capitalized interest). Fixed charges consist of interest expense (whether expensed or capitalized), the estimated interest component of rent expense, and the amortization of debt issuance costs. To date, the Company has not issued any preferred stock; therefore, the ratios of earnings to combined fixed charges and preferred stock dividend requirements are the same as the ratios of earnings to fixed charges presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including without limitation statements relating to the operating performance of fully stabilized Communities, estimated net asset value, development activities of the Company and the implementation of the Company's plan to address Year 2000 issues. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company's actual results and performance of stabilized and development Communities, the estimated net asset value and the actual costs, progress and expenses with respect to its plan to address Year 2000 issues could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts ("REITs"), availability of capital, interest rates, construction delays due to unavailability of materials, weather conditions or other delays, competition, supply and demand for apartment communities in the Company's current and proposed market areas, expenses of or delays in the identification and upgrade or replacement by the Company of its non-Year 2000 compliant computer information systems and computer systems that do not relate to information technology, but include embedded technology, the Year 2000 compliance of vendors (including vendors of the Company's computer information systems) or third party service providers (including the Company's primary bank and payroll processor), generally accepted accounting principles, policies and guidelines applicable to REITs, and those factors discussed in the second paragraph under the heading "Operating Performance of the Company's Fully Stabilized Communities," in the section entitled "Net Asset Value," in the section entitled "Development Activity -- Certain Factors Affecting the Performance of Development Communities," and in the section entitled "Year 2000" on pages 17, 25, 27 and 28 respectively, of this Form 10-K. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

     The following discussion should be read in conjunction with the Consolidated Financial Statements of Summit Properties Inc. and the Notes thereto appearing elsewhere herein.


HISTORICAL RESULTS OF OPERATIONS

     The Company's net income is generated primarily from operations of its Communities. The changes in operating results from period to period reflect changes in existing Community performance and increases in the number of apartment homes due to development and acquisition of new Communities. Where appropriate, comparisons are made on a "fully stabilized Communities," "acquisition Communities," "stabilized development Communities" and "Communities in lease-up" basis in order to adjust for changes in the number of apartment homes. A Community is deemed to be "stabilized" when it has attained a physical occupancy level of at least 93%. A Community which the Company has acquired is deemed fully stabilized when owned by the Company for one year or more as of the beginning of the year. A Community which the Company has developed is deemed "fully stabilized" when stabilized for the two prior years as of the beginning of the current year. A Community is deemed to be a "stabilized development" when stabilized as of the beginning of the current year but not the entire two prior years. All Communities information presented is before real estate depreciation and amortization expense. Communities' average physical occupancy presented is defined as the number of apartment homes occupied divided by the total number of apartment homes contained in the Communities, expressed as a percentage. Average physical occupancy has been calculated using the average of the occupancy that existed on Sunday during each week of the period. Average monthly rental revenue presented represents the average monthly net rental revenue per occupied apartment home. The Company's methodology for calculating average physical occupancy and average monthly rental revenue may differ from the methodology used by other equity REITs, and accordingly, may not be comparable to such other REITs.


     RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


     Income before minority interest of unitholders in the Operating Partnership, gain on sale of real estate assets and extraordinary items increased from 1996 ($21.2 million) to 1997 ($27.6 million) and from 1997 to 1998 ($29.3 million) primarily due to increased property operating income at stabilized Communities, as well as new sources of income associated with acquisition Communities and Communities in lease-up, partially offset by a decrease in property income due to the disposal of certain Communities and an increase in depreciation and interest expense.


OPERATING PERFORMANCE OF THE COMPANY'S PORTFOLIO OF COMMUNITIES

     The operating performance of the Communities is summarized below (dollars in thousands):



                                                           YEAR ENDED DECEMBER 31,            YEAR ENDED DECEMBER 31,
                                                      ---------------------------------- ----------------------------------
                                                         1998       1997      % CHANGE      1997       1996      % CHANGE
                                                      ---------- ---------- ------------ ---------- ---------- ------------
Property revenues:
  Stabilized Communities (1) ........................  $ 74,018   $ 72,013        2.8%    $ 81,668   $80,296         1.7%
  Acquisition Communities (2) .......................    23,709      8,137      191.4%      12,467     2,250       454.1%
  Stabilized Development Communities ................    17,269     14,509       19.0%      12,375     8,762        41.2%
  Communities in lease-up ...........................    14,865      2,293      548.3%       8,977       818       997.4%
  Community sold ....................................    15,795     19,054      (17.1%)        519     1,421       (63.5%)
                                                       --------   --------                --------   -------
Total property revenues .............................   145,656    116,006       25.6%     116,006    93,547        24.0%
                                                       --------   --------                --------   -------
Property operating and maintenance expense:
  Stabilized Communities ............................    27,081     26,720        1.4%      30,709    30,555         0.5%
  Acquisition Communities ...........................     8,063      2,829      185.0%       4,336       606       615.5%
  Stabilized Development Communities ................     5,769      4,503       28.1%       3,955     3,069        28.9%
  Communities in lease-up ...........................     4,761        955      398.5%       2,821       411       586.4%
  Community sold ....................................     5,876      7,025      (16.4%)        211       585       (63.9%)
                                                       --------   --------                --------   -------
Total property operating and maintenance expense         51,550     42,032       22.6%      42,032    35,226        19.3%
                                                       --------   --------                --------   -------
Property operating income ...........................  $ 94,106   $ 73,974       27.2%    $ 73,974   $58,321        26.8%
                                                       ========   ========                ========   =======
Apartment homes, end of period ......................    18,001     14,980       20.2%      14,980    12,454        20.3%
                                                       ========   ========                ========   =======

---------
(1) Includes Communities which were stabilized during the entire period for each of the comparable periods presented.

(2) The 1998 and 1997 comparison includes the Communities acquired in 1998 and 1997. The 1997 and 1996 comparison includes Communities acquired in 1997 and 1996.

A summary of the Company's apartment homes for the years ended December 31, 1998, 1997 and 1996 is as follows:



                                                                      1998       1997       1996
                                                                  ----------- ---------- ---------
Apartment homes completed or in construction and lease-up:
 At the beginning of the year ...................................    14,980     12,454    11,286
 Acquisitions ...................................................     3,557      1,434       262
 Developments which began rental operations during the year .....     1,825      1,306       906
 Sale of apartment homes ........................................    (2,361)      (214)       --
                                                                     ------     ------    ------
 At the end of the year .........................................    18,001     14,980    12,454
                                                                     ======     ======    ======
Completed apartment homes at the end of the year ................    16,631     14,462    11,788
                                                                     ======     ======    ======

OPERATING PERFORMANCE OF THE COMPANY'S FULLY STABILIZED COMMUNITIES

     The operating performance of the Communities stabilized during the entire period in both of the comparable periods presented is summarized below (dollars in thousands except average monthly rental revenue):



                                                             YEAR ENDED DECEMBER 31,               YEAR ENDED DECEMBER 31,
                                                       ------------------------------------ -------------------------------------
                                                           1998         1997      % CHANGE      1997         1996       % CHANGE
                                                       ------------ ------------ ---------- ------------ ------------ -----------
Property revenues:
 Rental ..............................................   $ 70,111     $ 68,558       2.3%     $ 77,788     $ 76,443        1.8%
 Other ...............................................      3,907        3,455      13.1%        3,880        3,853        0.7%
                                                         --------     --------                --------     --------
Total property revenues ..............................     74,018       72,013       2.8%       81,668       80,296        1.7%
                                                         --------     --------                --------     --------
Property operating and maintenance expense:
 Personnel ...........................................      5,911        5,882       0.5%        6,905        7,289       (5.3%)
 Advertising and promotion ...........................      1,057        1,030       2.6%        1,085          866       25.3%
 Utilities ...........................................      3,216        3,123       3.0%        3,657        3,567        2.5%
 Building repairs and maintenance ....................      5,821        5,977      (2.6%)       6,967        6,997       (0.4%)
 Real estate taxes and insurance .....................      7,058        6,849       3.1%        7,676        7,609        0.9%
 Property supervision ................................      1,772        1,739       1.9%        2,043        2,001        2.1%
 Other operating expense .............................      2,246        2,120       5.9%        2,376        2,226        6.7%
                                                         --------     --------                --------     --------
Total property operating and maintenance expense .....     27,081       26,720       1.4%       30,709       30,555        0.5%
                                                         --------     --------                --------     --------
Property operating income ............................   $ 46,937     $ 45,293       3.6%     $ 50,959     $ 49,741        2.4%
                                                         ========     ========                ========     ========
Average physical occupancy ...........................       93.3%        93.3%      0.0%         93.2%        93.3%      (0.1%)
                                                         ========     ========                ========     ========
Average monthly rental revenue .......................   $    763     $    739       3.3%     $    717     $    702        2.1%
                                                         ========     ========                ========     ========
Number of apartment homes ............................      8,424        8,424                   9,872        9,872
                                                         ========     ========                ========     ========
Number of apartment communities ......................         39           39                      44           44
                                                         ========     ========                ========     ========

     Rental and other revenue increased from 1997 to 1998 due to higher rental rates. The 2.8% property revenue growth rate was higher than the prior year rate of growth primarily as a result of a stronger demand in the markets in which the Company operates. The higher growth rate was especially noticeable in the Sarasota and Atlanta markets. In 1999 the Company expects the rate of growth to be similar to the growth rate in 1998 given the current health of the national economy as well as a decline in apartment permit issuance in some of the Company's larger markets. The Company believes its expectations relative to property revenue growth are based on reasonable assumptions as to future economic conditions and the quantity of competitive multi-family communities in the markets in which the Company does business. However, there can be no assurance that actual results will not differ from these assumptions, which could result in a lower property revenue growth rate.

     Property operating and maintenance expenses were relatively stable from 1997 to 1998 increasing by 1.4%. As a percentage of total property revenues, property operating and maintenance expense decreased to 36.6% from 37.1% for the years ended December 31, 1998 and 1997, respectively.

     Rental and other revenue increased from 1996 to 1997 due to higher rental rates offset by decreased occupancy. Property operating and maintenance expenses were relatively stable from 1996 to 1997. As a percentage of total property revenues, property operating and maintenance expenses decreased to 37.6% from 38.1% for the years ended December 31, 1997 and 1996, respectively.


OPERATING PERFORMANCE OF THE COMPANY'S ACQUISITION COMMUNITIES

     Acquisition communities for the year ended December 31, 1998 consist of the following: Summit Portofino, Summit Sand Lake, Summit Windsor II and Summit Fair Oaks acquired in 1997 (1,290 units); and Summit St. Clair, Summit Club at Dunwoody, Summit at Lenox and six communities (2,017 units) which were owned by Ewing Industries and its affiliates in 1998 (a total of 3,109 units). Summit Mayfaire (144 units), which was acquired effective January 1, 1997, is considered a fully stabilized community in the 1998 and 1997 comparison and therefore is not included in such comparison. Summit Fair Oaks (246 units) was acquired on December 31, 1997, and accordingly, had no 1997 operations. Summit Las Palmas, also acquired from Ewing Industries, was acquired effective December 31, 1998, and, accordingly, its rental operations for 1998 are not reflected in the Company's financial statements. Summit Plantation (262 units) was acquired on April 1, 1996 and is considered a fully stabilized community in the 1998 and 1997 comparison and therefore is not included in such comparisons. The operations of these Communities are summarized as follows (dollars in thousands except average monthly rental revenue):



                                             YEAR ENDED DECEMBER 31,  YEAR ENDED DECEMBER 31,
                                             ------------------------ ------------------------
                                                 1998         1997        1997         1996
                                             ------------ ----------- ------------ -----------
Property revenues:
 Rental ....................................   $ 22,514     $ 7,564     $ 11,686     $ 2,134
 Other .....................................      1,195         573          781         116
                                               --------     -------     --------     -------
Total property revenues ....................     23,709       8,137       12,467       2,250
Property operating and maintenance expense .      8,063       2,829        4,336         606
                                               --------     -------     --------     -------
Property operating income ..................   $ 15,646     $ 5,308     $  8,131     $ 1,644
                                               ========     =======     ========     =======
Average physical occupancy .................       93.8%       92.5%        92.4%       93.1%
                                               ========     =======     ========     =======
Average monthly rental revenue .............   $    859     $   813     $    847     $   993
                                               ========     =======     ========     =======
Number of apartment homes:
 1996 Acquisitions .........................         --          --          262         262
 1997 Acquisitions .........................      1,290       1,044        1,188          --
 1998 Acquisitions .........................      3,109          --           --          --
                                               --------     -------     --------     -------
Total number of apartment homes ............      4,399       1,044        1,450         262
                                               ========     =======     ========     =======

     The decrease in the average monthly rental revenue for the year ended December 31, 1997 as compared to the corresponding period in 1996 is attributable to lower average monthly rental revenue on the 1997 acquisition Communities in comparison to the 1996 acquisition Community. Average monthly rental revenue for the years ended December 31, 1998 and 1997 for the 1997 acquisitions alone was $834 and $813, respectively.

     The unleveraged yield on investment for acquisition Communities, defined as property operating income on an annualized basis divided by total acquisition cost, for the year ended December 31, 1998 was 9.12%.


OPERATING PERFORMANCE OF THE COMPANY'S STABILIZED DEVELOPMENT COMMUNITIES

     The Company had five Communities with 1,599 apartment homes (Summit Aventura, Summit River Crossing, Summit Fairways, Summit on the River and Summit Russett) which were stabilized during the entire year ended December 31, 1998 but were stabilized subsequent to January 1, 1996. The year ended December 31, 1997 and 1996 comparison represents 1,200 apartment homes (Summit Aventura, Summit River Crossing, Summit Hill II and Summit Green). The operating performance of these stabilized development Communities is summarized below (dollars in thousands except average monthly rental revenue):



                                             YEAR ENDED DECEMBER 31,  YEAR ENDED DECEMBER 31,
                                            ------------------------- ------------------------
                                                1998         1997         1997         1996
                                            ------------ ------------ ------------ -----------
Property revenues:
 Rental ...................................   $ 16,024     $ 13,402     $ 11,580     $ 8,183
 Other ....................................      1,245        1,107          795         579
                                              --------     --------     --------     -------
Total property revenues ...................     17,269       14,509       12,375       8,762
Property operating and maintenance expense       5,769        4,503        3,955       3,069
                                              --------     --------     --------     -------
Property operating income .................   $ 11,500     $ 10,006     $  8,420     $ 5,693
                                              ========     ========     ========     =======
Average physical occupancy ................       93.1%        79.5%        92.0%       65.6%
                                              ========     ========     ========     =======
Average monthly rental revenue ............   $    927     $    898     $    883     $   871
                                              ========     ========     ========     =======
Number of apartment homes .................      1,599        1,599        1,200       1,200
                                              ========     ========     ========     =======

     The unleveraged yield on stabilized development Communities, defined as property operating income divided by total development cost, for the year ended December 31, 1998 was 10.05%.

OPERATING PERFORMANCE OF THE COMPANY'S COMMUNITIES IN LEASE-UP

     The Company had thirteen Communities in lease-up during the year ended December 31, 1998. A Community in lease-up is defined as one that has commenced rental operations but was not stabilized as of the beginning of the current year. The following is a summary of the thirteen Communities in lease-up during 1998 (dollars in thousands):



                                                                    TOTAL        ACTUAL/
                                                      NUMBER OF    ACTUAL/     ANTICIPATED
                                                      APARTMENT   ESTIMATED   CONSTRUCTION
COMMUNITY                                               HOMES        COST      COMPLETION
---------------------------------------------------- ----------- ----------- --------------
Summit Ballantyne I -- Charlotte, NC (1) ...........      246     $ 16,380      Q4 1997
Summit Sedgebrook I -- Charlotte, NC (1) ...........      248       16,330      Q4 1997
Summit Plantation II -- Plantation, FL (1) .........      240       21,240      Q4 1997
Summit Norcroft II -- Charlotte, NC (1) ............       54        3,500      Q4 1997
Summit Stonefield -- Yardley, PA (1) ...............      216       19,650      Q1 1998
Summit Lake I -- Raleigh, NC (1) ...................      302       20,170      Q2 1998
Summit Ballantyne II -- Charlotte, NC ..............      154       10,227      Q4 1998
Summit New Albany I -- Fairfax, VA .................      301       24,339      Q4 1998
Summit Fair Lakes I -- Fairfax, VA (2) .............      370       32,900      Q1 1999
Summit Governor's Village -- Chapel Hill, NC (2)          242       16,700      Q1 1999
Summit Doral -- Miami , FL (2) .....................      260       22,800      Q2 1999
Summit Westwood -- Raleigh, NC (2) .................      354       24,400      Q3 1999
Summit Lake II -- Raleigh, NC (2)(3) ...............      144       10,200      Q2 1999
                                                          ---     --------
                                                        3,131     $238,836
                                                        =====     ========



                                                                                    % LEASED
                                                         ACTUAL/       AVERAGE       AS OF
                                                       ANTICIPATED    OCCUPANCY   DECEMBER 31,
COMMUNITY                                             STABILIZATION      1998         1998
---------------------------------------------------- --------------- ----------- -------------
Summit Ballantyne I -- Charlotte, NC (1) ...........    Q3 1998          83.60%       86.60%
Summit Sedgebrook I -- Charlotte, NC (1) ...........    Q3 1998          83.34%       95.20%
Summit Plantation II -- Plantation, FL (1) .........    Q3 1998          87.91%       96.60%
Summit Norcroft II -- Charlotte, NC (1) ............    Q1 1998          91.89%       92.10%
Summit Stonefield -- Yardley, PA (1) ...............    Q1 1998          96.80%       99.10%
Summit Lake I -- Raleigh, NC (1) ...................    Q3 1998          73.31%       96.00%
Summit Ballantyne II -- Charlotte, NC ..............    Q1 1999          46.10%       89.60%
Summit New Albany I -- Fairfax, VA .................    Q3 1999          27.75%       53.50%
Summit Fair Lakes I -- Fairfax, VA (2) .............    Q2 1999          20.26%       52.20%
Summit Governor's Village -- Chapel Hill, NC (2)        Q2 1999          28.31%       57.40%
Summit Doral -- Miami , FL (2) .....................    Q3 1999           7.95%       17.30%
Summit Westwood -- Raleigh, NC (2) .................    Q4 1999          13.67%       22.60%
Summit Lake II -- Raleigh, NC (2)(3) ...............    Q3 1999           N/A          N/A

---------
(1) These properties stabilized during 1998. The unleveraged yield on these six Communities after reaching stabilization, defined as annualized property operating income divided by total development cost, for the year ended December 31, 1998 was 10.46%.

(2) These properties are included in the Construction in Progress category at December 31, 1998.

(3) Summit Lake II started leasing apartments for January, 1999 move-ins.


OPERATING PERFORMANCE OF SUMMIT MANAGEMENT COMPANY

     The operating performance of the Management Company and its wholly-owned subsidiary, the Construction Company, is summarized below (dollars in thousands):



                                                     YEAR ENDED DECEMBER 31,         YEAR ENDED DECEMBER 31,
                                                --------------------------------- ------------------------------
                                                   1998       1997     % CHANGE      1997      1996     % CHANGE
                                                ---------- --------- ------------ --------- ---------- ---------
Revenue .......................................    $6,396   $6,102         4.8%    $6,102      $5,364     13.8%
Expenses:
 Operating ....................................    5,893     5,039        16.9%     5,039      4,849       3.9%
 Depreciation .................................      244       185        31.9%       185        110      68.2%
 Amortization .................................      286       304      (  5.9%)      304        278       9.4%
 Interest .....................................      300       300         0.0%       300        300       0.0%
                                                   ------   ------                 ------      ------
 Total expenses ...............................    6,723     5,828        15.4%     5,828      5,537       5.3%
                                                   ------   ------                 ------      ------
Net income (loss) of Summit Management Company    ($ 327)   $  274      -219.3%    $  274     ($ 173)    258.4%
                                                   ======   ======                 ======      ======

     The change in revenue was a result of higher revenues from managing the Company's Communities and higher revenues from construction activity, offset by lower revenues for managing third party Communities in each of the years 1996 compared to 1997 and 1997 compared to 1998. The change in operating expenses was a result of higher construction activity and higher costs of managing the Communities in the years 1998 compared to 1997.

     Total average third party apartment homes under management were 3,310, 5,164 and 7,919 during the years ended December 31, 1998, 1997 and 1996, respectively. The decrease from 1997 to 1998 was primarily due to the terminations of the Management Company contracts to manage two portfolios of 1,383 and 667 apartment homes, respectively. The contract to manage the 1,383 apartment home portfolio was terminated as a result of the portfolio changing ownership. The decrease from 1996 to 1997 was primarily due to the termination of the Management Company's contract to manage a portfolio of 1,422 apartment homes effective December 31, 1996. The contract was terminated as a result of the apartment portfolio changing ownership.

     Property management fees include $1.2 million, $1.7 million and $2.3 million of fees from third parties for the years ended December 31, 1998, 1997 and 1996, respectively. Property management fees from third parties as a percentage of total property management revenues were 23.3%, 35.2% and 48.1% for the years ended December 31, 1998, 1997 and 1996, respectively. The Company expects third party management revenue as a percentage of total property management revenues to continue to decline as revenues from the Company's Communities continue to increase.

     Construction Company revenues and expenses increased in 1998 compared to 1997 and in 1997 compared to 1996 primarily as a result of the Company's decision to expand its in-house construction operations in the state of Florida to cover the entire geographic area in which the Company operates. All of the Construction Company's income for the years ended December 31, 1998, 1997 and 1996 is from contracts with the Company. The Construction Company is currently building 63% of the Company's apartment homes under construction.


OTHER INCOME AND EXPENSES

     Interest income increased by $672,000 to $1.1 million in 1998 compared to 1997, primarily due to interest earned on proceeds from property sales placed in escrow in accordance with like-kind exchange income tax regulations. Interest income decreased by $166,000 to $392,000 in 1997 compared to 1996, primarily due to interest earned in 1996 on the proceeds from a common stock offering prior to using the proceeds to fund development activity.

     Other income increased $570,000 to $849,000 in 1998 compared to 1997, primarily as a result of an incentive fee earned in connection with a property that the Company had developed and managed for a third party.

     Depreciation expense increased $6.3 million or 28.0% to $29.0 million in 1998 compared to 1997, primarily due to depreciation expense related to the Company's 1997 and 1998 acquisitions and increased depreciation of Communities in lease-up. Depreciation expense increased $4.4 million or 24.4% to $22.7 million in 1997 compared to 1996 due to an increase in depreciation expense related to the 1997 acquisitions and Communities in lease-up.

     Interest expense, including amortization of deferred financing costs, increased by $11.5 million for the year ended December 31, 1998 compared to the year ended December 31, 1997. The increase was primarily the result of an increase of $174.8 million in the Company's average indebtedness outstanding and an increase in the effective interest rate of .04% (6.68% to 6.72%). Interest expense, including amortization of deferred financing costs increased by $4.8 million for the year ended December 31, 1997 compared to the year ended December 31, 1996. The increase was primarily the result of an increase of $84.9 million in the Company's average indebtedness outstanding and an increase in the effective interest rate of .24% (6.44% to 6.68%), respectively.

     General and administrative expense has remained relatively stable as a percentage of total revenues. As a percentage of total revenues, general and administrative expenses were 2.6%, 2.3% and 2.7% in 1998, 1997 and 1996, respectively.

     The $37.1 million gain on sale of assets in 1998 resulted from the disposition of eight communities. The Company retained a 25% interest in five of these communities. The eight communities disposed of were:



COMMUNITY                LOCATION
------------------------ ------------------
  Summit Creek           Charlotte, NC
  Summit Hollow I & II   Charlotte, NC
  Summit Green           Charlotte, NC
  Summit Hill I & II     Raleigh, NC
  Summit Old Town        Winston Salem, NC
  Summit Springs         Norcross, GA
  Summit Providence      Bradenton, FL
  Summit Station         Tampa, FL

     The Communities disposed of in 1998 were part of the Company's plan to dispose of assets that no longer meet its growth objectives, to make desired changes in the number of apartment homes in each of the Company's markets, or that are located in smaller markets. The Company believes that by concentrating its efforts and capital in large growth markets it will gain a competitive advantage as it improves operational efficiencies, builds a more significant brand name and improves market knowledge. Also, by disposing of assets that no longer meet the Company's long-term growth objectives, capital is provided to fund the development of new, higher growth assets. The $4.4 million gain on sale of assets in 1997 resulted from the sale of a community formerly known as Summit Charleston in May 1997.

     The extraordinary items in the year ended December 31, 1998 resulted from the write-off of deferred financing costs in conjunction with the replacement by the Company of its prior unsecured credit facility with the Unsecured Credit Facility (as hereafter defined) and prepayment penalties incurred on six mortgage notes which were repaid during the period. The extraordinary items in 1996 resulted primarily from the write-off of deferred financing costs in conjunction with the repayment of debt with the proceeds from a 1996 common stock offering and with the proceeds of the $31.0 million unsecured debt financing received in August 1996.


LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY

     The Company's net cash provided by operating activities increased from $55.9 million for the year ended December 31, 1997 to $63.8 million for the same period in 1998, primarily due to a $20.1 million increase in property operating income offset by a $13.8 million increase in interest paid. The increase in interest paid was primarily due to an increase in the average indebtedness outstanding.

     Net cash used in investing activities increased from $175.9 million for the year ended December 31, 1997 to $219.2 million for the same period in 1998 due to an increase in the acquisition of Communities and an increase in the construction of Communities, partially offset by higher proceeds from the disposition of Communities. In 1998, the Company acquired ten apartment Communities containing 3,557 apartment homes for a total cost of $268.0 million which included the issuance of $8.4 million worth of Units, the issuance of $37.3 million worth of shares of Common Stock and the assumption of $92.8 million in mortgage debt. In addition, the Company funded $128.4 million in development costs and $10.1 million in capital improvements in 1998. The Company had total net cash proceeds of $130.6 million related to the disposition of Communities, of which $116.5 million was deposited with a qualified intermediary. Approximately $30.2 million of funds deposited with a qualified intermediary were used to fund the purchase of a Community and fund development costs. The remaining $86.3 million in proceeds from the sales are being held in escrow in accordance with like-kind exchange income tax rules and regulations to fund future developments.

     Net cash provided by financing activities increased from $119.9 million for the year ended December 31, 1997 to $154.6 million for the same period in 1998, primarily due to an increase in equity proceeds from the Company's dividend reinvestment and stock purchase plan (the "Plan") and an increase in net borrowings from the Company's credit facility offset by a higher repayment of debt, lower borrowings on unsecured bonds, the issuance of notes receivable from employees, the payment of higher dividends and distributions to shareholders and unitholders and a decrease in public stock issuance. Financing activities in 1998 included $131.3 million in net borrowings from the Company's credit facility and $45.9 million in net proceeds from the Plan. Dividend reinvestment and stock purchase proceeds increased from 1997 primarily due to the replacement of the prior dividend reinvestment plan with the Plan which allows direct stock purchases by non-shareholders. These cash inflows were offset by $46.8 million of dividends and distributions and the repayment of mortgage debt of $27.4 million. Mortgage debt repayment included $23.2 million for the prepayment of six mortgage notes.

     The ratio of earnings to fixed charges was 2.51 to 1 for the year ended December 31, 1998 compared to 1.93 to 1 for the year ended December 31, 1997. The increase is primarily due to an increase in the gain on real estate assets offset by increased interest charges as discussed in "Historical Results of Operations -- Other Income and Expenses" above.

     The Company has elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856 and 860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute 95% of their ordinary taxable income. As a REIT, the Company generally will not be subject to federal income tax on net income to the extent taxable income is distributed.

     The Company's outstanding indebtedness at December 31, 1998 totaled $726.1 million. This amount includes approximately $270.7 million in fixed rate conventional mortgages, $51.8 million of variable rate tax-exempt bonds, $241.0 million of unsecured notes, $9.1 million of tax-exempt fixed rate loans, and $153.5 million under the Unsecured Credit Facility (as hereinafter defined).

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

The Company expects to meet its long-term liquidity requirements (i.e., liquidity requirements arising after 12 months), such as scheduled mortgage debt maturities, property acquisitions, financing of construction and development activities and other non-recurring capital improvements, through the issuance of unsecured notes and equity securities, from undistributed Funds from Operations (see page 30), from proceeds received from the disposition of certain properties, and in connection with the acquisition of land or improved property through the issuance of Units.


     LINE OF CREDIT

     The Company obtained a new syndicated unsecured line of credit (the "Unsecured Credit Facility") in the amount of $175 million in March, 1998 which replaced the existing $150 million credit facility. The Unsecured Credit Facility was increased in December, 1998 to $200 million. The Unsecured Credit Facility provides funds for new development, acquisitions and general working capital purposes. The Unsecured Credit Facility has a three year term with two one-year extension options and will initially bear interest at LIBOR+90 basis points based upon the Company's current credit rating of BBB- by Standard & Poor's Rating Services and Baa3 by Moody's Investors Service. The interest rate will be reduced in the event an upgrade of the Company's unsecured credit rating is obtained. The Unsecured Credit Facility also provides a bid option sub-facility equal to a maximum of fifty percent of the total facility ($100 million). This sub-facility provides the Company with the option to place borrowings in fixed LIBOR contracts up to 180 days. Upon proper notifications, all lenders participating in the Unsecured Credit Facility may, but are not obligated to, participate in a competitive bid auction for these fixed LIBOR contracts.


     MORTGAGE NOTES

     On September 23, 1998, the Company consolidated and renewed two mortgage loans which had a $147.2 million balance. The original loans matured in February 2001 ($118.3 million at 5.88%) and December 2005 ($28.9 million at 7.71%). The consolidation and renewal combined the two mortgage loans into one loan at an interest rate equal to the existing weighted average interest rate of the two previous mortgage loans (6.24%) up to February 2001. As of February 2001, the rate of interest on the loan will increase to 6.76% until the loan matures in October, 2008.


     MEDIUM-TERM NOTES

     The Company has established a program for the sale of up to $95 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance (the "MTN Program"). On July 28, 1998, the Company sold $30 million of notes under the MTN Program. Such notes are due on July 30, 2001 and bear interest at 6.75% per year. On October 5, 1998, the Company sold $25 million of notes under the MTN Program. Such notes are due on October 5, 2000 and bear interest at 6.71% per year. Proceeds from the notes issued in both July and October, 1998 were used to reduce the Unsecured Credit Facility.


     SENIOR UNSECURED DEBT OFFERINGS

     On August 12, 1997, the Company completed a $125 million senior unsecured debt offering comprised of three tranches. The first tranche, $25 million of 6.80% Notes due August 15, 2002, was priced at 99.940% to yield 6.81%, or 73 basis points over the rate on US Treasury securities with a comparable maturity (the "2002 Notes"). The second tranche, $50 million of 6.95% Notes due August 15, 2004, was priced at 99.764% to yield 6.99% or 81 basis points over the rate on US Treasury securities with a comparable maturity (the "2004 Notes"). The third tranche, $50 million of 7.20% Notes due August 15, 2007, was priced at 99.830% to yield 7.22% or 104 basis points over the rate on US Treasury securities with a comparable maturity (the "2007 Notes" and together with the 2002 Notes and the 2004 Notes, the "August 1997 Notes"). The proceeds from the August 1997 Notes were used to pay down the Company's unsecured line of credit.


     On December 17, 1997, the Company completed a $30 million senior unsecured debt offering of 6.625% Notes due December 15, 2003. The Notes were priced at 99.786% to yield 6.67%, or 95 basis points over the rate of US Treasury securities with a comparable maturity (the "December 1997 Notes"). The proceeds of the December 1997 Notes were used to pay down the Company's unsecured line of credit.

     In August 1996, the Company obtained $31.0 million of unsecured debt financing from a bank consisting of a $15.0 million unsecured note with a four-year term and a $16.0 million unsecured note with a six-year term, which bear interest at 7.61% and 7.85%, respectively.

 MARKET RISK

     The fair market value of long-term fixed rate debt is subject to changes in interest rates. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's total fixed rate long-term debt at December 31, 1998 was $521.0 million. A 1% increase from prevailing interest rates at December 31, 1998 would result in a decrease in fair value of long-term debt by approximately $25.7 million. Fair values were determined from quoted market prices, where available, and from information received from investment bankers using current interest rates considering credit ratings and remaining terms to maturity.


     COMMON STOCK OFFERING

     In August 1996, the Company completed the sale of 5.75 million shares of Common Stock with net proceeds of $97.6 million. Approximately $97.6 million of the aggregate proceeds from the issuance of Common Stock and the $31 million unsecured bank debt financing were utilized to fully repay the outstanding balances under the Company's unsecured line of credit and development loans. The remaining $30.9 million of the proceeds were used to fund current development.

 SCHEDULE OF DEBT

     The following table sets forth certain information regarding debt financing as of December 31, 1998 and 1997 (dollars in thousands):


                                                                                  PRINCIPAL OUTSTANDING
                                                                                      DECEMBER 31,
                                                INTEREST                         -----------------------
                                               RATE AS OF
                                            DECEMBER 31, 1998  MATURITY DATE (1)     1998        1997
                                           ------------------ ------------------ ----------- -----------
FIXED RATE DEBT
------------------------------------------
 MORTGAGE LOAN (2) ....................... 6.24%                    8/15/08       $146,740    $149,593
 MORTGAGE LOAN (3) ....................... 8.00%                     9/1/05          8,470       8,557
 MORTGAGE NOTES
   Summit Foxcroft ....................... 8.00%                     4/1/20          2,663       2,728
   Summit Oak ............................ 7.75%                    12/1/23          2,519       2,553
   Summit Sherwood ....................... 7.88%                     3/1/29          3,274       3,303
   Summit Radbourne ...................... 9.80%                     3/1/02          8,507       8,599
   Summit Sand Lake ...................... 7.88%                    2/15/06         14,679      14,985
   Summit Buena Vista .................... 6.75%                    1/15/07         25,779          --
   Summit Belcourt ....................... 6.75%                    12/1/05          9,708          --
   Summit Turtle Cove .................... 6.75%                     6/1/06         17,073          --
   Summit Turtle Rock .................... 6.75%                    11/1/05         11,001          --
   Summit Los Arboles .................... 6.75%                    12/1/05         20,240          --
   Mortgage Notes paid in 1998 ...........                                              --      14,508
 TAX EXEMPT MORTGAGE NOTES
   Summit Crossing ....................... 6.95%                    11/1/25          4,106       4,162
   Summit East Ridge ..................... 7.25%                    12/1/26          5,042       5,100
                                                                                  --------    --------
    TOTAL MORTGAGE DEBT ..................                                         279,801     214,088
 UNSECURED NOTES
   6.71 % Medium Term Notes due 2000 ..... 6.71%                    10/5/00         25,000          --
   6.75 % Medium Term Notes due 2001 ..... 6.75%                    7/30/01         30,000          --
   6.80 % Notes due 2002 ................. 6.80%                    8/15/02         25,000      25,000
   6.63 % Notes due 2003 ................. 6.63%                   12/15/03         30,000      30,000
   6.95 % Notes due 2004 ................. 6.95%                    8/15/04         50,000      50,000
   7.20 % Notes due 2007 ................. 7.20%                    8/15/07         50,000      50,000
   Bank Note ............................. 7.85%                     8/3/02         16,000      16,000
   Bank Note ............................. 7.61%                     8/3/00         15,000      15,000
                                                                                  --------    --------
    TOTAL UNSECURED NOTES ................                                         241,000     186,000
                                                                                  --------    --------
    TOTAL FIXED RATE DEBT ................                                         520,801     400,088
VARIABLE RATE DEBT
-------------------------------------------
 UNSECURED CREDIT FACILITY ...............     LIBOR +90            3/27/01        153,500      21,733
 TAX EXEMPT BONDS (4)
   Summit Belmont ........................ 5.55%                     4/1/07         11,445      11,650
   Summit Hampton ........................ 5.55%                     6/1/07         12,260      12,490
   Summit Pike Creek ..................... 5.55%                    8/15/20         12,767      13,022
   Summit Gateway ........................ 5.55%                     7/1/07          6,900       7,100
   Summit Stony Point .................... 5.55%                     4/1/29          8,430       8,590
                                                                                  --------    --------
    TOTAL TAX EXEMPT BONDS ...............                                          51,802      52,852
                                                                                  --------    --------
    TOTAL VARIABLE RATE DEBT .............                                         205,302      74,585
                                                                                  --------    --------
    TOTAL OUTSTANDING INDEBTEDNESS .......                                        $726,103    $474,673
                                                                                  ========    ========

---------
(1) With the exception of the Mortgage Loan referred to in Note 2 below, which has a $146.7 million balance at December 31, 1998, all the secured debt can be prepaid at any time. Such Mortgage Loan can be prepaid after February 15, 2001. Prepayment of all such secured debt is generally subject to penalty or premium; however, the tax exempt mortgage notes can be prepaid at any time without penalty or premium.

(2) Mortgage Loan secured by the following Communities:

    Summit Glen       Summit Blue Ash    Summit Heron's Run
    Summit St. Clair  Summit Square      Summit Perico
    Summit Village    Summit Waterford   Summit Meadow
    Summit Highland   Summit Del Ray     Summit Windsor I
    Summit Norcroft I Summit Palm Lake   Summit Windsor II

(3) Mortgage Loan secured by Summit Simsbury and Summit Touchstone Communities.


(4) The tax exempt bonds (the "Bonds") bear interest at various rates set by a remarketing agent at the demand note index plus 0.50%, set weekly, or the lowest percentage of prime which allows the resale at a price of par. The Bonds are enhanced by letters of credit from a financial institution (the "Credit Enhancements"), each of which Credit Enhancements will terminate prior to the maturity dates of the related Bonds. In the event such Credit Enhancements are not renewed or replaced upon termination, the related loan obligations will be accelerated.

     The LIBOR rate at December 31, 1998 was 5.63%.

     The Company's outstanding indebtedness (excluding the Unsecured Credit Facility) had an average maturity of 8.1 years as of December 31, 1998. The aggregate maturities of all outstanding debt (excluding the Unsecured Credit Facility) as of December 31, 1998 for each of the years ended after December 31, 1998 are as follows (in thousands):


  1999 ...............  $  6,205
  2000 ...............    46,574
  2001 ...............    36,803
  2002 ...............    56,319
  2003 ...............    37,586
  Thereafter .........   389,116
                        --------
  Total ..............  $572,603
                        ========

     Of the significant maturities in the above table, $15.0 million and $16.0 million relate to the unsecured bank notes that mature in 2000 and 2002, respectively; $25 million relates to unsecured notes due in 2000; $30 million relates to unsecured notes due in 2001 and $25 million relates to unsecured notes due in 2002.


     NET ASSET VALUE

     The Company's estimate of net asset value is based on the sum of: 1) the estimated fair market value of stabilized properties determined by applying current market capitalization rates (for recent purchases and sales of comparable properties) to projected cash flows, 2) the cost of any properties acquired during the period under consideration, 3) construction in progress adjusted to estimated fair market value, 4) the implied value of any below market debt (assumable under certain terms and conditions) and 5) other assets including cash and cash equivalents, less total liabilities divided by the weighted average number of common shares and operating partnership units outstanding during the period under consideration. Using this methodology, management's current estimate of net asset value is $23.23 per share as of December 31, 1998. The Company's estimate of net asset value will vary depending on current market conditions.


     ACQUISITIONS AND DISPOSITIONS

     On April 1, 1996, the Company acquired its joint venture partner's interest in Summit Plantation (formerly Plantation Cove), a 262 apartment community located in Plantation, Florida. The Company paid $6.4 million in cash for the remaining 75% interest in the joint venture.

     During the year ended December 31, 1997, the Company completed the acquisition of five Communities: Summit Portofino, purchased on January 6, 1997: Summit Mayfaire, purchased on January 15, 1997: Summit Sand Lake purchased on February 20, 1997: Summit Windsor II, purchased on July 18, 1997: and Summit Fair Oaks, purchased on December 31, 1997 (the "1997 Acquisitions'). The 1997 Acquisitions added a total of 1,434 apartment homes to the Company's portfolio. Total purchase price for the 1997 Acquisitions was $104.5 million which consisted of $15.2 million in assumed debt, 243,608 shares of Common Stock (valued at $4.9 million) issued to the seller, 194,495 Units (valued at $3.9 million) issued to the seller and $78.9 million of cash. Concurrently with the purchase of Summit Portofino, the Company sold 315,029 shares of Common Stock to the public for cash to fund part of the purchase. The Summit Windsor II purchase was partially funded by the proceeds from the sale of a property formerly know as Summit Charleston in May, 1997. The property formerly known as Summit Charleston was sold for $9.5 million and a gain on the sale of approximately $4.4 million was recognized.

     The Company completed the acquisition of three Communities located in Atlanta, Georgia in 1998: Summit St. Clair, purchased effective March 1, 1998, Summit Club at Dunwoody, purchased effective May 22, 1998, and Summit at Lenox, purchased effective July 8, 1998 (the "Atlanta Acquisitions"). The Atlanta Acquisitions added a total of 1,092 apartment homes to the Company's portfolio at an aggregate purchase price of $88.3 million. The Atlanta Acquisitions were financed with the issuance of 259,871 Units (valued at $5.2 million) and the assumption of $8.8 million of mortgage debt. The balance of the purchase price was paid in cash.

     On May 18, 1998, the Company sold a Community in Brandon, Florida formerly known as Summit Providence for net proceeds of $23.9 million. A gain on the sale of $8.7 million was recognized. Proceeds from the sale were used to partially fund the acquisition of Summit Club at Dunwoody.

     On October 23, 1998, the Company sold a Community in Atlanta, Georgia formerly known as Summit Springs for $17.5 million. The Company recognized a gain of approximately $6.0 million on the sale.

     On November 2, 1998, the Company sold a Community in Winston Salem, North Carolina, formerly known as Summit Old Town, for $7.5 million. The Company recognized a gain of approximately $2.3 million from the sale.

     On November 4, 1998, the Company acquired a portfolio of multifamily properties in Texas (the "Ewing Portfolio") through a merger with Ewing Industries, a private developer of luxury apartment homes. The Ewing Portfolio consists of 2,465 apartment homes in seven Communities located in Dallas, Austin and San Antonio. The acquisition of the Ewing Portfolio was effected pursuant to an Agreement and Plan of Reorganization dated as of October 31, 1998 (the "Merger Agreement") among the Company, affiliates of the Company including the Operating Partnership, Ewing Industries, Inc., an Ohio corporation ("Ewing Industries"), affiliates of Ewing, and their respective partners, shareholders and members (together with Ewing Industries, "Ewing"). Pursuant to the Merger Agreement, the acquisition was funded through (i) the issuance to Ewing of 1,008,988 shares of Common Stock of the Company and 141,921 Units, valued at $20.7 million in the aggregate, (ii) the assumption of $84.0 million in long-term fixed-rate mortgage indebtedness, (iii) the payment of $50.6 million in cash and (iv) receipt of $3.8 million of credit for customary prorations and reserves. A portion of the consideration was deferred until stabilization of one Community (Summit Las Palmas) which was in lease-up at the time of the acquisition of the Ewing Portfolio. The Summit Las Palmas purchase was closed on December 31, 1998 with the additional consideration of
(i) 1,065,627 shares of Common Stock and 36,629 Units valued at $19.8 million in aggregate and (ii) cash in the amount of approximately $600,000.

     On December 16, 1998, the Company (i) sold five communities (the "Sold Communities") to Hollow Creek, LLC, a newly-formed North Carolina limited liability company for approximately $68 million and (ii) contributed two communities with an approximate fair market value of $22 million (together with the Sold Communities, the "Joint Venture Communities") to Station Hill, LLC., a newly-formed North Carolina limited liability company (the "LLC"). On the same date, Hollow Creek, LLC contributed the Sold Communities to the LLC. The LLC is a joint venture limited liability company, the membership of which is comprised of the Company and a wholly owned subsidiary of a major financial services company (the "Joint Venture Member"). The disposition was effected pursuant to a Real Estate Sale Agreement dated November 20, 1998 between the Operating Partnership and the Joint Venture Member and pursuant to the Operating Agreement of the LLC, also dated November 20, 1998. The Company's net contribution to the LLC (approximately $5.6 million) represents a 25 percent equity interest in the LLC. In addition, the Company is the managing member of the LLC and will also retain management of the Joint Venture Communities through a management agreement with the LLC. The cash flow of the LLC will be distributed pro rata to each member based on its equity contribution until certain economic benchmarks are achieved, at which point the Company will receive an escalated portion of the cash flow and residual interest. The LLC has obtained five separate mortgages totaling $70,150,000 from Fannie Mae. These mortgages have a ten-year maturity and a 6.70% interest rate. The proceeds of the mortgages were distributed on a pro rata basis to the LLC's two members. The Joint Venture Communities involved in the transaction were Summit Green, Summit Hollow I and II and Summit Creek in Charlotte, North Carolina; Summit Hill I and II in Raleigh, North Carolina and Summit Station in Tampa, Florida. The Joint Venture Communities include a total of 1,433 apartment homes. The Company recognized a gain of approximately $20.2 million on the disposition. The gain is net of a $5.6 million elimination of gain relative to the Company's retained portion of the joint venture. The elimination of the gain reduced the Company's investment in the joint venture to zero at the initial joint venture formation.

     Proceeds from the sale of Summit Springs, Summit Old Town and the Sold Communities, were put in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations. These proceeds will be used to fund future developments.

     At December 31, 1998, the Company had six apartment communities for sale with a net book value of approximately $52.5 million. The Company does not anticipate incurring a loss on any individual apartment Community sale. Proceeds from the sale of the Communities will be used to fund future development. The six apartment communities held for sale represented approximately 6% of property operating income for the Company for the year ended December 31, 1998.


DEVELOPMENT ACTIVITY

     The Company's developments in process at December 31, 1998 are summarized as follows (dollars in thousands):



                                                                      TOTAL                 ESTIMATED   ANTICIPATED
                                                        APARTMENT   ESTIMATED    COST TO     COST TO    CONSTRUCTION
COMMUNITY                                                 HOMES       COSTS        DATE      COMPLETE    COMPLETION
------------------------------------------------------ ----------- ----------- ----------- ----------- -------------
Summit Fair Lakes I -- Fairfax, VA (1) ...............      370     $ 32,900    $ 30,351     $ 2,549      Q1 1999
Summit Governor's Village -- Chapel Hill, NC (1) .....      242       16,700      16,518         182      Q1 1999
Summit Doral -- Miami, Florida (1) ...................      260       22,800      16,601       6,199      Q2 1999
Summit Westwood -- Raleigh, NC (1) ...................      354       24,400      18,601       5,799      Q3 1999
Summit Lake II -- Raleigh, NC (1) ....................      144       10,200       7,012       3,188      Q2 1999
Summit Sedgebrook II -- Charlotte, NC ................      120        7,800       4,409       3,391      Q3 1999
Summit Fair Lakes II -- Fairfax, VA ..................      160       14,200       8,017       6,183      Q3 1999
Summit Largo -- Largo, MD ............................      217       18,000       4,984      13,016      Q1 2000
Summit Grandview -- Charlotte, NC ....................      266       45,500       3,703      41,797      Q2 2000
Other development and construction costs (2) .........       --           --      26,949          --
                                                            ---     --------    --------     -------
                                                          2,133     $192,500    $137,145     $82,304
                                                          =====     ========    ========     =======

---------
(1) These communities were in lease-up at December 31, 1998.

(2) Consists primarily of land held for development and other predevelopment costs.

     Estimated cost to complete the development Communities represents substantially all of the Company's material commitments for capital expenditures at December 31, 1998.


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

     Other development risks include the possibility of incurring additional cost or liability resulting from defects in construction material and the possibility that financing may not be available on favorable terms, or at all, to pursue or complete development activities. Similarly, market conditions at the time these communities become available for leasing will affect the rental rates that may be charged and the period of time necessary to achieve stabilization, which could make one or more of the development Communities unprofitable or result in achieving stabilization later than currently anticipated. In addition, the Company is conducting feasibility and other pre-development work for twelve potential communities. The Company could abandon the development of any one or more of these potential Communities in the event that it determines that market conditions do not support development, financing is not available on favorable terms or other circumstances prevent development. Similarly, there can be no assurance that if the Company does pursue one or more of these potential communities that it will be able to complete construction within the currently estimated development budgets or that construction can be started at the time currently anticipated.

INFLATION

     Substantially all of the leases at the Communities are for a term of one year or less, which coupled with the relatively high occupancy rates, may enable the Company to seek increased rents upon renewal of existing leases or commencement of new leases. The short-term nature of these leases generally serves to reduce the risk to the Company of the adverse effect of inflation.


YEAR 2000

     YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT

     The Company supports the exchange of information relating to the Year 2000 issue and designates the following information as the Year 2000 Readiness Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act. Information set forth herein regarding the Year 2000 compliance of non-Company products and services are "republications" under the Year 2000 Information and Readiness Disclosure Act and are based on information supplied by other companies about the products and services they offer. The Company has not independently verified the contents of these republications and takes no responsibility for the accuracy or completeness of information contained in such republications.


     INTRODUCTION

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


     THE COMPANY'S STATE OF READINESS

     The Company has developed a four phase plan to address its Year 2000 issues (its "Year 2000 Plan"). The four phases are (i) Awareness, (ii) Assessment, (iii) Remediation and Implementation and (iv) Testing.


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


     ASSESSMENT

     The Company has substantially completed an assessment of its standard computer information systems and is now taking the further necessary steps to make its core computer information systems, in those situations in which the Company is required to do so, Year 2000 compliant. See "Remediation and Implementation" below. The Company is in the process of attempting to obtain written verification from vendors to the effect that the Company's other (i.e., non-core) standard computer information systems acquired from such vendors correctly distinguish dates before the year 2000 from dates in and after the year 2000. The Company expects that it will receive such verifications, or a commitment from the relevant vendors to provide a solution, by no later than April 30, 1999.

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

     The Company rents apartments in its Communities to individuals and does not have a single customer or group of customers who rents a significant number of apartments. The Company's primary purchases are building-related products (e.g., carpets, paint and blinds) and services (e.g., lawn care services), all of which are available from numerous suppliers. The Company's primary financial service providers are its primary bank and payroll processor. The primary bank has provided written verification to the Company that it will be Year 2000 compliant. The Company implemented the payroll processor Year 2000 upgrade in the fourth quarter of 1998. For the foregoing reasons, the Company does not believe that there is a significant risk related to the failure of residents, vendors or third-party goods or service providers to prepare for the Year 2000; however, the costs and timing of third-party Year 2000 compliance is not within the Company's control and no assurances can be given with respect to the cost or timing of such efforts or the potential effects of any failure to comply.


     REMEDIATION AND IMPLEMENTATION

     The Company's primary uses of software systems are its corporate accounting and property management software. The Company's corporate accounting system is widely used in the real estate industry. A version upgrade, installed in the second quarter of 1998, is designed to be Year 2000 compliant. The Company completed the replacement of its current property management software in October 1998 with a new software system that is also designed to be Year 2000 compliant. This new software is also widely used in the real estate industry. The Company has received written verification from the vendors of each of the corporate accounting and management systems that the relevant software is Year 2000 compliant. The Company had previously planned both the upgrade of the corporate accounting system and implementation of the new property management system, and such changes would have been undertaken without regard to Year 2000 remediation issues. Accordingly, the Company has not deferred any planned information or software projects due to such Year 2000 projects, and the Company is not treating the costs of the above-referenced changes as Year 2000-related expenses.


     TESTING

     To attempt to confirm that its computer systems are Year 2000 compliant, the Company expects to perform limited testing of its computer information systems and its other computer systems that do not relate to information technology but include embedded technology; however, unless Year 2000 issues arise in the course of its limited testing, the Company will rely on the written verification received from each vendor of its computer systems that the relevant system is Year 2000 compliant. Nevertheless, there can be no assurance that the computer systems on which the Company's business relies will correctly distinguish dates before the year 2000 from dates in and after the year 2000. Any such failures could have a material adverse effect on the Company's business, financial condition and results of operations. The Company began testing in the fourth quarter of 1998 and expects that its testing will be complete by March 31, 1999.


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


     RISKS PRESENTED BY YEAR 2000 ISSUES

     The Company is still in the process of evaluating potential disruptions or complications that might result from Year 2000-related problems; however, at this time the Company has not identified any specific business functions that are likely to suffer material disruption as a result of Year-2000 related events. It is possible, however, that the Company may identify business functions in the future that are specifically at risk of Year 2000 disruption. The absence of any such determination as of the date of this report represents only the Company's current status of evaluating potential Year-2000 related problems and facts presently known to the Company, and should not be construed to mean that there is no risk of Year-2000 related disruption. Moreover, due to the unique and pervasive nature of the Year 2000 issue, it is not possible to anticipate each of the wide variety of Year 2000 events, particularly outside of the Company, that might arise in a worst case scenario which might have a material adverse impact on the Company's business, financial condition and results of operations.


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


FUNDS FROM OPERATIONS

     The White Paper on Funds from Operations approved by the Board of Governors of NAREIT in March 1995 defines Funds from Operations as net income
(loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company computes Funds from Operations in accordance with the standards established by the White Paper, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. Funds Available for Distribution is defined as Funds from Operations less capital expenditures funded by operations (recurring capital expenditures). The Company's methodology for calculating Funds Available for Distribution may differ from the methodology for calculating Funds Available for Distribution utilized by other REITs, and accordingly, may not be comparable to other REITs. Funds from Operations and Funds Available for Distribution do not represent amounts available for management's discretionary use because of needed capital expenditures or expansion, debt service obligations, property acquisitions, development, dividends and distributions or other commitments and uncertainties. Funds from Operations and Funds Available for Distribution should not be considered as alternatives to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor are they indicative of funds available to fund the Company's cash needs, including its ability to make dividends/distributions. The Company believes Funds from Operations and Funds Available for Distribution are helpful to investors as measures of the performance of the Company because, along with cash flows from operating activities, financing activities and investing activities, they provide investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures.

Funds from Operations and Funds Available for Distribution are calculated as follows (dollars in thousands):



                                                                         YEAR ENDING DECEMBER 31,
                                                                -------------------------------------------
                                                                     1998           1997           1996
                                                                -------------- -------------- -------------
Net income ....................................................   $   56,375     $   27,116    $    16,948
Extraordinary items, net of minority interest .................          508             --            516
Minority interest of Unitholders in Operating Partnership .....        9,592          4,818          3,723
Net gain on sale of assets ....................................      (37,148)        (4,366)            --
                                                                  ----------     ----------    -----------
 Adjusted net income ..........................................       29,327         27,568         21,187
Depreciation:
 Real estate assets ...........................................       28,890         22,633         18,171
 Real estate joint venture ....................................           25             --             33
                                                                  ----------     ----------    -----------
Funds from Operations .........................................       58,242         50,201         39,391
 Recurring capital expenditures (1) ...........................       (4,607)        (4,586)        (3,291)
                                                                  ----------     ----------    -----------
Funds Available for Distribution ..............................   $   53,635     $   45,615    $    36,100
                                                                  ==========     ==========    ===========
Non-recurring capital expenditures (2) ........................  ($    4,995)   ($    4,653)   $     2,973
                                                                  ==========     ==========    ===========
Cash Flow Provided By (Used In):
 Operating Activities .........................................   $   63,808     $   55,947    $    41,176
 Investing Activities .........................................     (219,170)      (175,907)      (103,971)
 Financing Activities .........................................      154,636        119,858         63,579
Weighted average shares and units outstanding -- basic ........   29,140,931     27,257,637     22,914,068
                                                                  ==========     ==========    ===========
Weighted average shares and units outstanding -- diluted ......   29,150,315     27,294,058     22,940,998
                                                                  ==========     ==========    ===========

---------
(1) Recurring capital expenditures are expected to be funded from operations and consist primarily of exterior painting, new appliances, vinyl, blinds, tile, and wallpaper. In contrast, non-recurring capital expenditures, such as major improvements, water submetering, new garages and access gates, are expected to be funded by financing activities and are therefore not included in the calculation of Funds Available for Distribution.

(2) Non-recurring capital expenditures include major renovations in the amount of $1.3 million in 1998 and $3.5 million in 1997; $1 million and $81,000 for water meters in 1998 and 1997, respectively; $25,000 and $83,000 for new signage in 1998 and 1997, respectively; $561,000 and $239,000 for fitness centers, key controls and other revenue enhancement items in 1998 and 1997, respectively; $446,000 and $252,000 for access gates and security fences in 1998 and 1997, respectively; $215,189 and $21,000 for washer/dryer units in 1998 and 1997, respectively; and $776,000 and $238,000 for improvement at properties acquired or disposed of in 1998 and 1997, respectively. In addition, 1998 and 1997 included $142,000 and $250,000, respectively, of capital expenditures for construction of garages and $191,000 for improvements at Summit Norcroft I done in conjunction with development of Summit Norcroft II in 1998.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     See "Management Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk".


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data are contained on the pages indicated on the Index to Financial Statements and Supplementary Data on page 39 of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 11, 1999.


ITEM 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 11, 1999.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 11, 1999.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 11, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements

     The consolidated financial statements of the Company are listed in the
Index to Financial Statements on page    of this Report.

     (b) Reports on Form 8-K

     On November 13, 1998, the Company filed a current report on Form 8-K in connection with the acquisition of properties from Ewing Industries and a form 8-K/A-1 was filed on December 1, 1998 to amend the Form 8-K to include financial statements, pro forma financial information and certain exhibits.

     On December 16, 1998, the Company filed a Current Report on Form 8-K in connection with the disposition of certain properties. The Form 8-K included pro forma financial information and certain exhibits.

     (c) Exhibits

     As noted below, certain of the exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Company and are incorporated by reference herein.



 EXHIBIT NO.                                                    DESCRIPTION
-------------   ----------------------------------------------------------------------------------------------------------
   3.1          Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's
                Registration Statement on Form S-11, Registration No. 33-90706).
   3.2          Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company's Registration
                Statement on Form S-11, Registration No. 33-90706).
 4.1.1          Indenture dated as of August 7, 1997 between the Operating Partnership and First Union National
                Bank, relating to the Operating Partnership's Senior Debt Securities. (Incorporated by reference to
                Exhibit 4.1 to the Operating Partnership's Current Report on Form 8-K filed on August 11, 1997, File
                No. 000-22411).
 4.1.2          Supplemental Indenture No. 1, dated as of August 12, 1997 between the Operating Partnership and
                First Union National Bank. (Incorporated by reference to Exhibit 4.1 to the Operating Partnership's
                Amended Current Report on Form 8-K/A-1 filed on August 18, 1997, File No. 000-22411).
 4.1.3          Supplemental Indenture No. 2, dated as of December 17, 1997 between the Operating Partnership and
                First Union National Bank. (Incorporated by reference to Exhibit 4.1 to the Operating Partnership's
                Amended Current Report on Form 8-K/A-1 filed on December 17, 1997, File No. 000-22411).
 4.1.4          Supplemental Indenture No. 3, dated as of May 29, 1998 between the Operating Partnership and First
                Union National Bank. (Incorporated by reference to Exhibit 4.2 to the Operating Partnership's Current
                Report on Form 8-K filed on June 2, 1998, File No. 000-22411).
 4.2.1          The Operating Partnership's 6.80% Note due 2002, dated August 12, 1997. (Incorporated by reference to Exhibit 4.2 to the Operating Partnership's Amended Current Report on Form 8-K/A-1 filed on
                August 18, 1997, File No. 000-22411).
 4.2.2          The Operating Partnership's 6.95% Note due 2004, dated August 12, 1997. (Incorporated by reference to Exhibit 4.3 to the Operating Partnership's Amended Current Report on Form 8-K/A-1 filed on
                August 18, 1997, File No. 000-22411).
 4.2.3          The Operating Partnership's 7.20% Note due 2007, dated August 12, 1997. (Incorporated by reference to Exhibit 4.4 to the Operating Partnership's Amended Current Report on Form 8-K/A-1 filed on
                August 18, 1997, File No. 000-22411).
 4.2.4          The Operating Partnership's 6.63% Note due 2003, dated December 17, 1997. (Incorporated by reference to Exhibit 4.2 to the Operating Partnership's Amended Current Report on Form 8-K/A-1 filed on December 17, 1997, File No. 000-22411).
 4.2.5          6.7% Medium Term Note due on October 5, 2000 in principal amount of $25,000,000 issued by the
                Operating Partnership on October 5, 1998 (Incorporated by reference to Exhibit 10.1 of the Operating
                Partnership's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, File
                No. 000-224111).
 4.2.6          6.75% Medium-Term Note due 2001 in principal amount of $30,000,000 issued by the Operating
                Partnership on July 28, 1998 (Exhibit 10.2 to the Operating Partnership's Quarterly Report on Form
                10-Q for the quarterly period ended June 30, 1998, File No. 000-22411).
10.1.1          Agreement of Limited Partnership of the Operating Partnership, as amended. (Incorporated by reference to Exhibit 3.1 to the Operating Partnership's Registration Statement on Form 10, dated
                April 21, 1997, filed pursuant to the Securities Exchange Act of 1934, as amended, File No.
                 000-22411).

 EXHIBIT NO.                                                 DESCRIPTION
-------------   ----------------------------------------------------------------------------------------------------
 10.1.2         Tenth Amendment to the Agreement of Limited Partnership of the Operating Partnership. (Incorporated
                by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997, File No. 001-12792).
 10.1.3         Amendment No. 11 to the Limited Partnership Agreement of the Operating Partnership (Incorporated
                by reference to Exhibit 3.1 of the Operating Partnership's Quarterly Report on Form 10-Q for the
                quarterly period ended March 31, 1998, File No. 000-22411)
 10.1.4         Amendment No. 12 to the Limited Partnership Agreement of the Operating Partnership (Incorporated
                by reference to Exhibit 3.1 of the Operating Partnership's Quarterly Report on Form 10-Q for the
                quarterly period ended June 30, 1998, File No. 000-22411).
 10.1.5         Amendment No. 13 to the Limited Partnership Agreement of the Operating Partnership (Incorporated
                by reference to Exhibit 3.1 of the Operating Partnership's Quarterly Report on Form 10-Q for the
                quarterly period ended September 30, 1998, File No. 000-22411)
   10.2         Articles of Incorporation of Summit Management Company. (Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No.
                 001-12792).
   10.3         Bylaws of Summit Management Company. (Incorporated by reference to Exhibit 10.4 to the
                Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No.
                 001-12792).
   10.4         The Company's 1994 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-11, Registration No. 33-90706).
   10.5         The Company's 1996 Non-Qualified Employee Stock Purchase Plan. (Incorporated by reference to
                Exhibit 10.5 to the Company's Registration Statement on Form S-8, Registration No. 333-00078).
   10.6         Indemnification Agreement, dated January 29, 1994, among the Company, the Operating Partnership and the individuals named therein. (Incorporated by reference to Exhibit 10.16 to the Company's
                Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 001-12792).
 10.7.1         Employment Agreement between the Company and William F. Paulsen. (Incorporated by reference to
                Exhibit 10.7.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                1997, File No. 001-12792).
 10.7.2         Employment Agreement between the Company and William B. McGuire, Jr. (Incorporated by reference to Exhibit 10.7.2 to the Company's Annual Report on Form 10-K for the fiscal year ended
                December 31, 1997, File No. 001-12792).
 10.7.3         Employment Agreement between the Company and Raymond V. Jones. (Incorporated by reference to
                Exhibit 10.7.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                1997, File No. 001-12792).
 10.7.4         Employment Agreement between the David F. Tufaro. (Incorporated by reference to Exhibit 10.7.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No.
                 001-12792).
 10.7.5         Employment Agreement between the Company and John C. Moore. (Incorporated by reference Exhibit
                10.7.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997,
                File No. 001-12792).
 10.7.6         Employment Agreement between the Company and Michael G. Malone. (Incorporated by reference
                Exhibit 10.7.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                1997, File No. 001-12792).
 10.7.7         Employment Agreement between the Company and Keith L. Downey. (Incorporated by reference to
                Exhibit 10.12.4 to the Company's Annual Report on Form 10-K for the fiscal year ended
                December 31, 1993, File No. 001-12792).
 10.7.8         Employment Agreement between the Company and Christopher A. Hughes. (Incorporated by reference to Exhibit 10.12.3 to the Company's Annual Report on Form 10-K for the fiscal year ended
                December 31, 1993, File No. 001-12792).
 10.7.9         Employment Agreement between the Company and William B. Hamilton. (Incorporated by reference to
                Exhibit 10.7.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                1997, File No. 001-12792).
 10.7.10        Employment Agreement between the Company and Michael L. Schwarz. (Incorporated by reference to
                Exhibit 10.7.10 to the Company's Annual Report on Form 10-K for the fiscal year ended
                December 31, 1997, File No. 001-12792).
 10.7.11        Employment Agreement between the Company and Steven R. LeBlanc. (filed herewith).
 10.8.1         Noncompetition Agreement between the Company and William F. Paulsen. (Incorporated by reference to Exhibit 10.8.1 to the Company's Annual Report on Form 10-K for the fiscal year ended
                December 31, 1997, File No. 001-12792).

 EXHIBIT NO.                                                 DESCRIPTION
-------------   -----------------------------------------------------------------------------------------------------
  10.8.2        Noncompetition Agreement between the Company and William B. McGuire, Jr. (Incorporated by
                reference to Exhibit 10.8.2 to the Company's Annual Report on Form 10-K for the fiscal year ended
                December 31, 1997, File No. 001-12792).
  10.8.3        Noncompetition Agreement between the Company and Raymond V. Jones. (Incorporated by reference to Exhibit 10.8.3 to the Company's Annual Report on Form 10-K for the fiscal year ended
                December 31, 1997, File No. 001-12792).
  10.8.4        Noncompetition Agreement between the Company and Keith H. Kuhlman. (Incorporated by reference to Exhibit 10.8.4 to the Company's Annual Report on Form 10-K for the fiscal year ended
                December 31, 1997, File No. 001-12792).
  10.8.5        Noncompetition Agreement between the Company and David F. Tufaro. (Incorporated by reference to
                Exhibit 10.8.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                1997, File No. 001-12792).
  10.8.6        Noncompetition Agreement between the Company and John T. Gray. (Incorporated by reference to
                Exhibit 10.8.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                1997, File No. 001-12792).
  10.8.7        Noncompetition Agreement between the Company and John C. Moore. (Incorporated by reference to
                Exhibit 10.8.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                1997, File No. 001-12792).
  10.8.8        Noncompetition Agreement between the Company and Michael G. Malone. (Incorporated by reference to Exhibit 10.8.8 to the Company's Annual Report on Form 10-K for the fiscal year ended
                December 31, 1997, File No. 001-12792).
  10.8.9        Noncompetition Agreement between the Company and William B. Hamilton. (Incorporated by
                reference to Exhibit 10.8.9 to the Company's Annual Report on Form 10-K for the fiscal year ended
                December 31, 1997, File No. 001-12792).
  10.8.10       Noncompetition Agreement between the Company and Michael L. Schwarz. (Incorporated by reference to Exhibit 10.8.10 to the Company's Annual Report on Form 10-K for the fiscal year ended
                December 31, 1997, File No. 001-12792).
  10.8.11       Noncompetition Agreement between the Company and Steven R. LeBlanc. (filed herewith).
  10.9.1        Executive Severance Agreement between the Company and William F. Paulsen. (Incorporated by reference to Exhibit 10.9.1 to the Company's Annual Report on Form 10-K for the fiscal year ended
                December 31, 1997, File No. 001-12792).
  10.9.2        Executive Severance Agreement between the Company and William B. McGuire, Jr. (Incorporated by
                reference to Exhibit 10.9.2 to the Company's Annual Report on Form 10-K for the fiscal year ended
                December 31, 1997, File No. 001-12792).
  10.9.3        Executive Severance Agreement between the Company and Michael L. Schwarz. (Incorporated by reference to Exhibit 10.9.3 to the Company's Annual Report on Form 10-K for the fiscal year ended
                December 31, 1997, File No. 001-12792).
  10.9.4        Executive Severance Agreement between the Company and Raymond V. Jones. (Incorporated by reference to Exhibit 10.9.4 to the Company's Annual Report on Form 10-K for the fiscal year ended
                December 31, 1997, File No. 001-12792).
  10.9.5        Executive Severance Agreement between the Company and William B. Hamilton. (Incorporated by
                reference to Exhibit 10.9.5 to the Company's Annual Report on Form 10-K for the fiscal year ended
                December 31, 1997, File No. 001-12792).
  10.9.6        Executive Severance Agreement between the Company and Steven R. LeBlanc. (filed herewith)
    10.10       $2,500,000 Promissory Note, dated February 15, 1994 and maturing on February 15, 2004, between
                Summit Management Company and Old Summit Management Company. (Incorporated by reference to
                Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                1993, File No. 001-12792).
    10.11       $31,000,000 Loan Agreement, dated July 31, 1996, between the Operating Partnership and Wachovia
                Bank of North Carolina, N.A. (Incorporated by reference to Exhibit 10.34 to the Company's Quarterly
                Report on Form 10-Q for the fiscal quarter ended September 30, 1996, File No. 001-12792).
 10.12.1        Promissory Note and Security Agreement, dated January 28, 1998, between the Company and Michael
                L. Schwarz. (Incorporated by reference to Exhibit 10.14.1 to the Company's Annual Report on Form
                10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
 10.12.2        Promissory Note and Security Agreement, dated January 28, 1998, between the Company and William
                B. Hamilton. (Incorporated by reference to Exhibit 10.14.2 to the Company's Annual Report on Form
                10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
 10.12.3        Form of Promissory Note and Security Agreement between the Company and the employees named in the Schedule thereto. (Incorporated by reference to Exhibit 10.14.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).

 EXHIBIT NO.                                                  DESCRIPTION
-------------   -------------------------------------------------------------------------------------------------------
10.12.4         Promissory Note and Security Agreement, dated August 5, 1998, between the Company and Steven R.
                LeBlanc. (filed herewith).
10.12.5         Promissory Note, dated as of January 28, 1998, evidencing a loan of $42,258 to Michael L. Schwarz for the purpose of paying tax liability associated with Restricted Stock Award. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, File No. 001-12792).
10.12.6         Promissory Note, dated as of January 30, 1998, evidencing a loan of $361,785 to Michael L. Schwarz for the purpose of purchasing shares of Common Stock of the Company (Incorporated by reference to
                Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
                March 31, 1998, File No. 001-12792).
10.12.7         Promissory Note, dated as of January 28, 1998, evidencing a loan of $57,418 to William B. Hamilton for the purpose of paying tax liability associated with Restricted Stock Award. (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, File No. 001-12792).
10.12.8         Promissory Note, dated as of January 30, 1998, evidencing a loan of $441,562 to William B. Hamilton for the purpose of purchasing shares of Common Stock of the Company (Incorporated by reference to
                Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
                March 31, 1998, File No. 001-12792).
10.12.9         Promissory Note, dated as of August 5, 1998, evidencing a loan of $961,000 to Steven R. LeBlanc for the purpose of purchasing shares of Common Stock of the Company. (Incorporated by reference to
                Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
                September 30, 1998, File No. 001-12792).
10.12.10        Promissory Note, dated February 2, 1999, evidencing a loan of $1,000,487.05 to Steven R. LeBlanc for the purpose of purchasing shares of Common Stock of the Company (filed herewith).
10.12.11        Promissory Note, dated February 2, 1999, evidencing a loan of $450,004.09 to Michael L. Schwarz for the purpose of purchasing shares of Common Stock of the Company (filed herewith).
10.13.1         Registration Rights Agreement, dated October 12, 1994 between the Company and PK Partners, L.P.
                (Incorporated by reference to Exhibit 10.15.1 to the Company's Annual Report on Form 10-K for the
                fiscal year ended December 31, 1997, File No. 001-12792).
10.13.2         Registration Rights Agreement, dated February 8, 1994, between the Company and the Continuing
                Investors named therein. (Incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 001-12792).
10.13.3         Registration Rights Agreement, dated December 11, 1995, between the Company and Bissell
                Ballantyne, LLC. (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement
                on Form S-3, Registration No. 333-24669).
10.13.4         Registration Rights Agreement, dated January 10, 1996, among the Company, Joseph H. Call and
                Gary S. Cangelosi. (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement
                on Form S-3, Registration No. 333-24669).
10.13.5         Registration Rights Agreement, dated February 20, 1997, among the Company, The Northwestern
                Mutual Life Insurance Company, J. Ronald Terwilliger, J. Ronald Terwilliger Grantor Trust, Crow
                Residential Realty Investors, L.P., Douglas A. Hoeksema, Randy J. Pace, Clifford A. Breining, TCF
                Residential Partnership, Ltd. and Trammell S. Crow. (Incorporated by reference to Exhibit 10.2 to the
                Company's Registration Statement on Form, Registration No. 333-24669).
10.13.6         Registration Rights Agreement, dated May 16, 1995, between the Company and the individuals named therein executed in connection with the Crosland Acquisition. (Incorporated by reference to Exhibit
                10.15.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997,
                File No. 001-12792).
   10.14        Agreement to Contribute, dated February 13, 1995, between the Company, the Operating Partnership and Crosland Partnerships. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 16, 1995, File No. 001-12792).
10.15.1         Credit Agreement, dated as of March 27, 1998, by and among the Operating Partnership, the Company, the Banks listed on the signature pages thereof and the other Lenders from time to time party thereto, and First Union National Bank, as Administrative Agent for the Lenders thereunder ("1998 Credit
                Agreement"). (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form
                10-Q for the quarterly period ended March 31, 1998, File No. 001-12792).
10.15.2         Letter Agreement, dated November 25, 1998, by and among the Operating Partnership, the Company,
                Wachovia Bank, N.A. ("Wachovia") and First Union National Bank, as Administrative Agent and
                Lender under the 1998 Credit Agreement ("First Union"), evidencing an increase in First Union's and
                Wachovia's Commitments (as defined in the 1998 Credit Agreement) under the 1998 Credit Agreement of $15,000,000 and $10,000,000, respectively (filed herewith).

 EXHIBIT NO.                                                DESCRIPTION
-------------   ---------------------------------------------------------------------------------------------------
10.15.3         Replacement Competitive Note, dated November 25, 1998 by and among the Operating Partnership,
                The Company and First Union reflecting the increased Commitments (filed herewith).
10.15.4         Replacement Competitive Note, dated November 25, 1998 by and among the Operating Partnership,
                The Company and Wachovia reflecting the increased Commitments (filed herewith).
10.15.5         Replacement Competitive Note, dated November 25, 1998 by and among the Operating Partnership,
                The Company and NationsBank, N.A. reflecting the increased Commitments (filed herewith).
10.15.6         Replacement Competitive Note, dated November 25, 1998 by and among the Operating Partnership,
                The Company and Commerzbank, A.G. reflecting the increased Commitments (filed herewith).
10.15.7         Replacement Competitive Note, dated November 25, 1998 by and among the Operating Partnership,
                The Company and PNC Bank, National Association reflecting the increased Commitments (filed herewith).
10.15.8         Replacement Competitive Note, dated November 25, 1998 by and among the Operating Partnership,
                The Company and AmSouth Bank reflecting the increased Commitments (filed herewith).
10.15.9         Replacement Revolving Note, dated November 25, 1998 by and among the Operating Partnership, the
                Company and First Union reflecting the increased Commitments (filed herewith).
10.15.10        Replacement Revolving Note, dated November 25, 1998 by and among the Operating Partnership, the
                Company and Wachovia reflecting the increased Commitments (filed herewith).
   10.16        Agreement and Plan of Reorganization dated as of October 31, 1998 among the Company, affiliates of the Company (including the Operating Partnership), Ewing Industries, Inc., and affiliates of Ewing
                Industries, Inc. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form
                8-K filed on November 13, 1998, File No. 001-12792).
   12.1         Statement Regarding Calculation of Ratios of Earnings to Fixed Charges for the Years Ended
                December 31, 1998, 1997, 1996, 1995 and 1994 (filed herewith).
   21.1         Subsidiaries of the Company (filed herewith).
   23.1         Consent of Deloitte & Touche LLP. (Included in the Independent Auditors' Report dated January 21,
                1999 on page 40 of this Annual Report on Form 10-K for the fiscal year ended December 31, 1998
                File No. 001-12792).
     27         Financial Data Schedule (filed herewith).

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Summit Properties Inc. certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Charlotte, North Carolina on March 16, 1999.



                                        SUMMIT PROPERTIES INC.

                                          /S/ WILLIAM F. PAULSEN
                                      ----------------------------------------
                                        WILLIAM F. PAULSEN,
                                        CHIEF EXECUTIVE OFFICER



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.




             SIGNATURES                                  TITLE                          DATE
-----------------------------------  -------------------------------------------- ---------------
/S/  WILLIAM B. MCGUIRE, JR.         Chairman of the Board of Directors           March 16, 1999
----------------------------------
WILLIAM B. MCGUIRE, JR.

/S/  WILLIAM F. PAULSEN              Chief Executive Officer and Director         March 16, 1999
----------------------------------   (Principal Executive Officer)
WILLIAM F. PAULSEN

/S/  STEVEN R. LEBLANC               President, Chief Operating Officer and       March 16, 1999
----------------------------------   Director (Principal Operating Officer)
STEVEN R. LEBLANC

/S/  MICHAEL L. SCHWARZ              Chief Financial Officer and Executive Vice   March 16, 1999
----------------------------------   President (Principal Financial Officer and
MICHAEL L. SCHWARZ                   Principal Accounting Officer)

/S/  JOHN CROSLAND, JR.              Director                                     March 16, 1999
----------------------------------
JOHN CROSLAND, JR.

/S/  HENRY H. FISHKIND               Director                                     March 16, 1999
----------------------------------
HENRY H. FISHKIND

/S/  JAMES H. NANCE, JR.             Director                                     March 16, 1999
----------------------------------
JAMES H. HANCE, JR.

/S/  NELSON SCHWAB, III              Director                                     March 16, 1999
----------------------------------
NELSON SCHWAB, III

                         INDEX TO FINANCIAL STATEMENTS

     The following financial statements of the Company required to be included in Item 14(a)(1) are listed below:


SUMMIT PROPERTIES INC.



                                                                                            PAGE
                                                                                           -----
Independent Auditors' Report .............................................................  40
Consolidated Balance Sheets as of December 31, 1998 and 1997 .............................  41
Consolidated Statements of Earnings for the Years Ended December 31, 1998, 1997 and 1996 .  42
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998,
  1997 and 1996 ..........................................................................  43
Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and
  1996 ...................................................................................  44
Notes to Consolidated Financial Statements ...............................................  45

                         INDEPENDENT AUDITORS' REPORT

Board of Directors
Summit Properties Inc.
Charlotte, North Carolina

     We have audited the accompanying consolidated balance sheets of Summit Properties Inc. as of December 31, 1998 and 1997 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

     We consent to the incorporation by reference of the above report in Registration Statement Nos. 333-24669, 33-93540, 333-25575, and 333-51623 on
Form S-3, and Registration Statement Nos. 33-88202 and 333-78 on Form S-8 of Summit Properties Inc.





DELOITTE & TOUCHE LLP


Charlotte, North Carolina
January 21, 1999

                            SUMMIT PROPERTIES INC.


                          CONSOLIDATED BALANCE SHEETS


                            (DOLLARS IN THOUSANDS)



                                                                                                   DECEMBER 31,
                                                                                           ----------------------------
                                                                                                1998           1997
                                                                                           -------------- -------------
ASSETS
Real estate assets:
 Land and land improvements ..............................................................   $  169,374    $  133,316
 Buildings and improvements ..............................................................      836,054       643,812
 Furniture, fixtures and equipment .......................................................       63,963        53,573
                                                                                             ----------    ----------
                                                                                              1,069,391       830,701
 Less: accumulated depreciation ..........................................................     (115,128)     (105,979)
                                                                                             ----------    ----------
   Operating real estate assets ..........................................................      954,263       724,722
 Construction in progress ................................................................      137,145        82,332
                                                                                             ----------    ----------
   Net real estate assets ................................................................    1,091,408       807,054
Cash and cash equivalents ................................................................        2,837         3,563
Restricted cash ..........................................................................       91,981         3,180
Investment in Summit Management Company ..................................................        1,330         1,212
Deferred financing costs, net of accumulated amortization of $4,472 and $3,495 in 1998 and
 1997, respectively ......................................................................        7,538         7,378
Other assets .............................................................................        3,570         2,906
                                                                                             ----------    ----------
Total assets .............................................................................   $1,198,664    $  825,293
                                                                                             ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Notes payable ...........................................................................   $  726,103    $  474,673
 Accrued interest payable ................................................................        6,806         4,916
 Accounts payable and accrued expenses ...................................................       32,745        19,945
 Dividends and distributions payable .....................................................       12,713        11,030
 Security deposits and prepaid rents .....................................................        4,188         3,561
                                                                                             ----------    ----------
   Total liabilities .....................................................................      782,555       514,125
                                                                                             ----------    ----------
Commitments and contingencies ............................................................
Minority interest ........................................................................       57,184        45,329
Stockholders' equity:
 Common stock, $.01 par value--100,000,000 shares authorized, 27,805,836 and 23,411,086
   shares issued and outstanding in 1998 and 1997, respectively ..........................          278           234
 Preferred stock, $.01 par value--25,000,000 shares authorized, no shares issued and
   outstanding ...........................................................................           --            --
 Additional paid-in capital ..............................................................      442,132       361,731
 Accumulated deficit .....................................................................      (80,281)      (95,120)
 Unamortized restricted stock compensation ...............................................         (728)       (1,006)
                                                                                             ----------    ----------
                                                                                                361,401       265,839
 Less employee notes receivable ..........................................................       (2,476)           --
                                                                                             ----------    ----------
   Total stockholders' equity ............................................................      358,925       265,839
                                                                                             ----------    ----------
Total liabilities and stockholders' equity ...............................................   $1,198,664    $  825,293
                                                                                             ==========    ==========

                See notes to consolidated financial statements.

                             SUMMIT PROPERTIES INC.


                      CONSOLIDATED STATEMENTS OF EARNINGS


                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                          YEAR ENDED DECEMBER 31,
                                                                                --------------------------------------------
                                                                                     1998           1997           1996
                                                                                -------------- -------------- --------------
Revenues:
 Rental .......................................................................  $   137,660    $   109,827    $    88,864
 Other property income ........................................................        7,996          6,179          4,683
 Interest .....................................................................        1,064            392            558
 Other income .................................................................          849            279            384
                                                                                 -----------    -----------    -----------
    Total revenues ............................................................      147,569        116,677         94,489
                                                                                 -----------    -----------    -----------
Expenses:
 Property operating and maintenance:
   Personnel ..................................................................       11,350          9,278          8,368
   Advertising and promotion ..................................................        2,419          2,095          1,417
   Utilities ..................................................................        6,240          5,033          4,115
   Building repairs and maintenance ...........................................        9,893          8,790          7,547
   Real estate taxes and insurance ............................................       14,063         10,721          8,823
   Depreciation ...............................................................       28,997         22,652         18,208
   Property supervision .......................................................        3,531          2,783          2,240
   Other operating expenses ...................................................        4,054          3,332          2,716
                                                                                 -----------    -----------    -----------
                                                                                      80,547         64,684         53,434
 Interest .....................................................................       33,506         21,959         17,138
 General and administrative ...................................................        3,861          2,740          2,557
 Loss (income) on equity investments:
   Summit Management Company ..................................................          327           (274)           173
   Real estate joint venture ..................................................            1             --             --
                                                                                 -----------    -----------    -----------
    Total expenses ............................................................      118,242         89,109         73,302
                                                                                 -----------    -----------    -----------
Income before gain on sale of real estate assets, minority interest of
 unitholders in Operating Partnership and extraordinary items .................       29,327         27,568         21,187
Gain on sale of real estate assets ............................................       37,148          4,366             --
                                                                                 -----------    -----------    -----------
Income before minority interest of unitholders in Operating Partnership and
 extraordinary items ..........................................................       66,475         31,934         21,187
Minority interest of unitholders in Operating Partnership .....................       (9,592)        (4,818)        (3,723)
                                                                                 -----------    -----------    -----------
Income before extraordinary items .............................................       56,883         27,116         17,464
Extraordinary items, net of minority interest of unitholders in Operating
 Partnership ..................................................................         (508)            --           (516)
                                                                                 -----------    -----------    -----------
Net income ....................................................................  $    56,375    $    27,116    $    16,948
                                                                                 ===========    ===========    ===========
Per share data:
 Income before extraordinary items -- basic and diluted .......................  $      2.28    $      1.17    $      0.92
                                                                                 ===========    ===========    ===========
 Extraordinary items -- basic and diluted .....................................  $     (0.02)            --    $     (0.02)
                                                                                 ===========    ===========    ===========
 Net income -- basic and diluted ..............................................  $      2.26    $      1.17    $      0.90
                                                                                 ===========    ===========    ===========
 Dividends declared ...........................................................  $      1.63    $      1.59    $      1.55
                                                                                 ===========    ===========    ===========
 Weighted average shares -- basic .............................................   24,934,618     23,145,881     18,887,744
                                                                                 ===========    ===========    ===========
 Weighted average shares -- diluted ...........................................   24,944,002     23,182,302     18,914,674
                                                                                 ===========    ===========    ===========

                See notes to consolidated financial statements.

                             SUMMIT PROPERTIES INC.


                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                             (DOLLARS IN THOUSANDS)



                                                                                     UNAMORTIZED
                                                         ADDITIONAL                  RESTRICTED     EMPLOYEE
                                                COMMON     PAID IN    ACCUMULATED       STOCK         NOTES
                                                 STOCK     CAPITAL      DEFICIT     COMPENSATION   RECEIVABLE     TOTAL
                                               -------- ------------ ------------- -------------- ------------ -----------
Balance, December 31, 1995 ...................   $165     $247,064     $ (71,775)                               $ 175,454
 Dividends ...................................     --           --       (30,241)                                 (30,241)
 Proceeds of public offering, net of
   underwriting discount and offering costs ..     58       97,576            --                                   97,634
 Proceeds from dividend and stock purchase
   plans .....................................     --        1,597            --                                    1,597
 Conversion of units to shares ...............     --          167            --                                      167
 Exercise of stock options ...................     --          287            --                                      287
 Issuance of restricted stock grants .........      1        1,015            --      $ (1,016)                        --
 Amortization of restricted stock grants .....     --           --            --           202                        202
 Adjustment for minority interest of
   unitholders in Operating Partnership ......     --       (4,834)           --            --                     (4,834)
 Net income ..................................     --           --        16,948            --                     16,948
                                                 ----     --------     ---------      --------      ---------    ---------
Balance, December 31, 1996 ...................    224      342,872       (85,068)         (814)                   257,214
 Dividends ...................................     --           --       (37,168)           --                    (37,168)
 Issuance of stock ...........................      6       11,740            --            --                     11,746
 Costs of shelf registrations ................     --         (616)           --            --                       (616)
 Proceeds from dividend and stock purchase
   plans .....................................      2        3,605            --            --                      3,607
 Conversion of units to shares ...............      2        3,911            --            --                      3,913
 Exercise of stock options ...................     --          851            --            --                        851
 Issuance of restricted stock grants .........     --          546            --          (546)                        --
 Amortization of restricted stock grants .....     --           --            --           354                        354
 Adjustment for minority interest of
   unitholders in Operating Partnership ......     --       (1,178)           --            --                     (1,178)
 Net income ..................................     --           --        27,116            --                     27,116
                                                 ----     --------     ---------      --------      ---------    ---------
Balance, December 31, 1997 ...................    234      361,731       (95,120)       (1,006)                   265,839
 Dividends ...................................     --           --       (41,536)           --                    (41,536)
 Issuance of stock ...........................     21       37,322            --            --                     37,343
 Proceeds from dividend and stock purchase
   plans .....................................     22       42,891            --            --                     42,913
 Conversion of units to shares ...............     --          555            --            --                        555
 Exercise of stock options ...................      1          840            --            --                        841
 Issuance of restricted stock grants .........     --          162            --          (162)                        --
 Amortization of restricted stock grants .....     --           --            --           440                        440
 Adjustment for minority interest of
   unitholders in Operating Partnership ......     --       (1,369)           --            --                     (1,369)
 Issuance of employee notes receivable .......                                                      $ (2,476)      (2,476)
 Net income ..................................     --           --        56,375            --                     56,375
                                                 ----     --------     ---------      --------      --------    ---------
Balance, December 31, 1998 ...................   $278     $442,132     $ (80,281)     $   (728)     $ (2,476)   $ 358,925
                                                 ====     ========     =========      ========      ========    =========

                See notes to consolidated financial statements.

                             SUMMIT PROPERTIES INC.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                             (DOLLARS IN THOUSANDS)



                                                                                              YEARS ENDED DECEMBER 31,
                                                                                       --------------------------------------
                                                                                           1998         1997         1996
                                                                                       ------------ ------------ ------------
Cash flows from operating activities:
 Net income ..........................................................................  $   56,375   $   27,116   $   16,948
 Adjustments to reconcile net income to net cash provided by operating activities:
   Extraordinary items ...............................................................         508           --          516
   (Income) loss on equity investments ...............................................         328         (274)         173
   Gain on sale of real estate assets ................................................     (37,148)      (4,366)          --
   Depreciation and amortization .....................................................      30,163       23,897       19,183
   (Increase) decrease in restricted cash ............................................        (777)         941          235
   Increase in other assets ..........................................................        (504)        (162)        (866)
   Increase in accrued interest payable ..............................................       1,444        3,581          333
   Increase in accounts payable and accrued expenses .................................       3,823          517          386
   Increase (decrease) in security deposits and prepaid rents ........................           4         (121)         545
   Increase in minority interest of unitholders in Operating Partnership .............       9,592        4,818        3,723
                                                                                        ----------   ----------   ----------
    Net cash provided by operating activities ........................................      63,808       55,947       41,176
                                                                                        ----------   ----------   ----------
Cash flows from investing activities:
 Construction of real estate assets and land acquisitions, net of payables ...........    (122,294)     (91,665)     (87,081)
 Purchase of Communities .............................................................    (124,846)     (78,870)      (6,360)
 Proceeds from disposal of Communities ...............................................      44,245        9,209           --
 Capitalized interest ................................................................      (6,142)      (5,873)      (4,266)
 Recurring capital expenditures ......................................................      (4,607)      (4,586)      (3,291)
 Non-recurring capital expenditures, net of payables .................................      (5,526)      (4,122)      (2,973)
                                                                                        ----------   ----------   ----------
    Net cash used in investing activities ............................................    (219,170)    (175,907)    (103,971)
                                                                                        ----------   ----------   ----------
Cash flows from financing activities:
 Net borrowings on line of credit ....................................................     131,252         (655)      17,792
 Net borrowings on unsecured bonds ...................................................      54,392      151,192       30,783
 Repayments of mortgage debt .........................................................     (27,391)      (3,852)     (49,537)
 Repayments of tax exempt bonds ......................................................      (1,050)      (1,010)        (977)
 Net proceeds from dividend reinvestment and stock purchase plans ....................      42,913        3,607        1,597
 Dividends and distributions to unitholders ..........................................     (46,819)     (42,971)     (34,000)
 Issuance of stock ...................................................................          --        6,812           --
 Exercise of stock options ...........................................................         841          851          287
 Common stock offering proceeds, net of underwriters discount and related costs ......          --           --       97,634
 Increase in advance proceeds from direct stock purchase plan ........................       2,974        6,500           --
 Shelf registration costs ............................................................          --         (616)          --
 Increase in employee notes receivable ...............................................      (2,476)          --           --
                                                                                        ----------   ----------   ----------
    Net cash provided by financing activities ........................................     154,636      119,858       63,579
                                                                                        ----------   ----------   ----------
Net increase (decrease) in cash and cash equivalents .................................        (726)        (102)         784
Cash and cash equivalents, beginning of year .........................................       3,563        3,665        2,881
                                                                                        ----------   ----------   ----------
Cash and cash equivalents, end of year ...............................................  $    2,837   $    3,563   $    3,665
                                                                                        ==========   ==========   ==========
Supplemental disclosure of cash flow information -- Cash paid for interest, net of
 capitalized interest ................................................................  $   31,106   $   17,321   $   15,780
                                                                                        ==========   ==========   ==========

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


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     REAL ESTATE ASSETS AND DEPRECIATION -- Real estate assets are stated at depreciated cost reduced for any estimated impairment in value of which management believes there is none at December 31, 1998 and 1997.

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

     The Company records its real estate assets at cost less accumulated depreciation and adjusts carrying value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of ". SFAS No. 121 requires that long-lived assets such as real estate assets be reviewed whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. If the sum of the estimated future net cash flows (undiscounted and without interest charges) from an asset to be held and used is less than the book value of the asset, an impairment loss must be recognized in the amount of the difference between book value and fair value as opposed to the difference between book value and net realizable value under the previous accounting standard. For long-term assets like apartment communities, the determination of whether there is an impairment loss is dependent primarily on the Company's estimates on occupancy, rent and expense increases, which involves numerous assumptions and judgments as to future events over a period of many years. Assets to be disposed of are reported at the lower of carrying value or fair value less costs to sell. At December 31, 1998 the Company does not hold any assets that meet the impairment criteria of SFAS No. 121. At December 31, 1998, the Company had six apartment communities for sale with a net book value of approximately $52.5 million. The Company does not anticipate incurring a loss on any individual apartment community sale. The six apartment communities held for sale represented approximately 6% of property operating income for the Company for the year ended December 31, 1998.

     RENTAL REVENUE RECOGNITION -- The Company leases its residential properties under operating leases with terms generally one year or less. Rental revenue is recognized on the accrual method of accounting as earned.

     PROPERTY MANAGEMENT -- The Management Company provides property management services for both Company owned properties as well as properties owned by third parties. Revenue is recognized when earned, as the services are provided.

     CASH AND CASH EQUIVALENTS -- For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     RESTRICTED CASH -- Restricted cash is comprised primarily of resident security deposits, bond repayment escrows, replacement reserve escrows, and proceeds from apartment community sales deposited with a qualified intermediary in accordance with like-kind exchange rules and regulations.

     DEFERRED FINANCING COSTS -- Deferred financing costs include fees and costs incurred in conjunction with long-term financings and are amortized on the straight-line method over the terms of the related debt. Such amortization is included in interest expense in the accompanying consolidated statements of earnings.

     INTEREST AND REAL ESTATE TAXES -- Interest and real estate taxes incurred during the construction period are capitalized and depreciated over the lives of the constructed assets. Interest capitalized was $6.1 million, $5.9 million and $4.3 million for the years ended December 31, 1998, 1997 and 1996, respectively.

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

     Financial Accounting Standard No. 109, "Accounting for Income Taxes" requires a public enterprise to disclose the aggregate difference in the basis of its net assets for financial and tax reporting purposes. The carrying value reported in the Company's consolidated financial statements exceeded the tax basis by approximately $90.6 million and $25.3 million, as of December 31, 1998 and 1997, respectively. The change between December 31, 1998 and 1997 was primarily due to financial depreciation exceeding tax depreciation by approximately $7.8 million offset by the carrying value exceeding the tax basis by $69.9 million for the Company's 1998 Acquisitions.

     A portion of the Company's dividends is deemed as return of capital for shareholder income tax purposes. The percentage of dividends that was return of capital was 18%, 25% and 21% for each of the years ended December 31, 1998, 1997 and 1996, respectively.

     PER SHARE DATA -- Basic earnings per share with respect to the Company for the years ended December 31, 1998, 1997 and 1996 are computed based upon the weighted average number of shares outstanding during the period. The difference in "basic" and "diluted" weighted average shares is the dilutive effect of the Company's stock options outstanding (9,384, 36,421 and 26,930 shares added to weighted shares outstanding in 1998, 1997 and 1996, respectively).

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

     COMPREHENSIVE INCOME -- Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" (FAS 130), presents standards for reporting and display of comprehensive income and its components. Besides net income, FAS 130 requires the reporting of other comprehensive income, defined as revenues, expenses, gains and losses that under generally accepted accounting principles are not included in net income. The Company has no items of other comprehensive income in any period presented.

     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES -- Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), presents standards for accounting for derivative instruments. FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company currently holds no derivative instruments and accordingly does not expect FAS 133 to have an effect on the Company's financial position and results of operations.


4. REAL ESTATE JOINT VENTURES

     The Company obtained a 25% interest in a joint venture named Station Hill in exchange for the contribution of two communities. Station Hill also owns five apartment communities previously owned by the Company which were sold to Hollow Creek LLC on December 16, 1998 and were concurrently contributed to Station Hill for a 75% joint venture interest (See Acquisitions and Dispositions -- Note 8). The seven communities are Summit Green, Summit Hill I & II, Summit Creek, Summit Hollow I & II and Summit Station. The Company's initial investment in Station Hill was reduced to zero when the Company eliminated the portion of the gain on disposal related to the percentage of joint venture ownership interest retained. Station Hill is accounted for on the equity method of accounting.

     The Company owns a 49% interest in each of two joint ventures ("Construction Projects"). Each joint venture is developing an apartment community which will be accounted for under the equity method of accounting. The projects are both under construction and had no operations as of December 31, 1998. The construction costs will be funded primarily through separate loans to each joint venture from unrelated third parties equal to 100% of the construction costs. During the construction period, in lieu of equity contribution to each of the respective joint ventures, the Company has under certain circumstances, subsequent to demand by the third party lenders, agreed to make contributions which would reduce the respective construction loan by an amount not to exceed 25% of the total construction loan amount. Any such contribution would be deemed to be all or a portion of the equity required to be contributed by the Company to the respective joint venture at the end of the construction and lease up period. The Company has the right to purchase its joint venture partner's interest after the projects are complete.

     The following is a condensed balance sheet for each of the joint ventures at December 31, 1998 (in thousands):


                                                               STATION   CONSTRUCTION
                                                                 HILL      PROJECTS
                                                              --------- -------------
         Cash ...............................................  $   533     $    48
         Real estate assets other than construction in process  91,577          --
         Construction in process ............................       --      10,578
         Other assets .......................................      669           5
                                                               -------     -------
          Total assets ......................................  $92,779     $10,631
                                                               =======     =======
         Mortgages payable ..................................  $70,150     $    --
         Construction loan payable ..........................       --       8,725
         Construction liabilities payable ...................       --       1,758
         Other liabilities ..................................      193          16
         Partners' capital ..................................   22,436         132
                                                               -------     -------
          Total liabilities and partner's capital ...........  $92,779     $10,631
                                                               =======     =======

     Station Hill began operations on December 16, 1998 while the Construction Projects have had no operations. Accordingly the operations of the joint ventures are not material to the Company for the year ended December 31, 1998.


5. PROPERTY MANAGEMENT AND RELATED PARTY TRANSACTIONS

     In conjunction with the Formation, construction, management and leasing activities for third parties were transferred to the Management Company, which is accounted for using the equity method of accounting.

     The Management Company provides management services to the Company. Total fees for management services were $3.9 million, $3.1 million and $2.4 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     In addition, the Management Company provides management services to apartment communities in which executive officers and certain directors of the Company are general partners. The Management Company received management fees of approximately $233,000, $214,000 and $267,000 for the performance of such services for the years ended December 31, 1998, 1997 and 1996, respectively.

     Construction Company revenue consists of fees on contracts with the Company. Revenue from contracts with the Company was $1.1 million, $1.1 million and $524,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The Construction Company's profits on these contracts is eliminated in consolidation against the Company's investment in real estate. The Company had a $5.7 million and $4.6 million construction contract payable to the Construction Company as of December 31, 1998 and 1997, respectively.

     The Company's investment in the Management Company as of December 31, 1998 and 1997, reported on the equity method, includes the amounts shown below. The Company's investment in the Management Company is not considered material to the consolidated financial statements of the Company taken as a whole (in thousands):

                                                            1998        1997
                                                        ----------- -----------
          Equity investment ...........................  $    111    $    242
          Note receivable .............................     2,500       2,500
          Deferred gain on sale of third
           party contract rights ......................    (1,281)     (1,530)
                                                         ---------   ---------
                                                         $  1,330    $  1,212
                                                         =========   =========

6. NOTES PAYABLE
     Notes payable consist of the following (in thousands):



                                                  INTEREST     PRINCIPAL OUTSTANDING
                                                 RATE AS OF        DECEMBER 31,
                                                DECEMBER 31,  -----------------------
                                                    1998          1998        1997
                                              --------------- ----------- -----------
     FIXED RATE DEBT
       Mortgage Loan ........................ 6.24%            $146,740    $149,593
       Mortgage Loan ........................ 8.00%               8,470       8,557
       Mortgage Notes ....................... 6.75% - 9.80%     115,443      46,676
       Tax Exempt Mortgage Notes ............ 6.95% - 7.25%       9,148       9,262
                                                               --------    --------
         Total Mortgage Debt ................                   279,801     214,088
       Unsecured Debt:
       6.71% Medium Term Notes due 2000 ..... 6.71%              25,000          --
       6.75% Medium Term Notes due 2001 ..... 6.75%              30,000          --
       6.80% Notes due 2002 ................. 6.80%              25,000      25,000
       6.63% Notes due 2003 ................. 6.63%              30,000      30,000
       6.95% Notes due 2004 ................. 6.95%              50,000      50,000
       7.20% Notes due 2007 ................. 7.20%              50,000      50,000
       Bank Note due 2002 ................... 7.85%              16,000      16,000
       Bank Note due 2000 ................... 7.61%              15,000      15,000
                                                               --------    --------
        Total Unsecured Debt ................                   241,000     186,000
                                                               --------    --------
        Total Fixed Rate Debt ...............                   520,801     400,088
     VARIABLE RATE DEBT
       Unsecured Credit Facility ............   LIBOR +90       153,500      21,733
       Tax Exempt Bonds ..................... 5.55%              51,802      52,852
                                                               --------    --------
         Total Variable Rate Debt ...........                   205,302      74,585
                                                               --------    --------
     TOTAL OUTSTANDING INDEBTEDNESS .........                  $726,103    $474,673
                                                               ========    ========

     The London Interbank Offered Rate (LIBOR) at December 31, 1998 was 5.63%.

     MORTGAGE LOANS -- On September 23, 1998, the Company consolidated and renewed two mortgage loans which had a $147.2 million balance. The original loans matured in February 2001 ($118.3 million at 5.88%) and December 2005 ($28.9 million at 7.71%). The consolidation and renewal combined the two mortgage loans into one loan at an interest rate equal to the existing weighted average interest rate of the two previous mortgage loans (6.24%) up to February 2001. As of February 2001, the rate of interest on the loan will increase to 6.76% until the loan matures in October of 2008.

     The 8.00% Mortgage Loan requires monthly principal and interest payments on a 30-year amortization schedule with a balloon payment due at maturity in September, 2005.

     MORTGAGE NOTES -- The Mortgage Notes bear interest at fixed rates ranging from 6.75% to 9.80% and require monthly interest and principal payments over the life of the notes which range from the year 2002 to 2029. The weighted average interest rate and debt maturity at December 31, 1998 for these ten Mortgage Notes were 7.20% and 8.4 years, respectively.

     TAX EXEMPT MORTGAGE NOTES -- The Tax Exempt Mortgage Notes bear interest at fixed rates ranging from 6.95% to 7.25% and require monthly interest and principal payments over the life of the notes. The weighted average interest rate and debt maturity at December 31, 1998 for these two mortgage notes were 7.12% and 27.5 years, respectively.

     MEDIUM-TERM NOTES -- The Company has established a program for the sale of up to $95 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance (the "MTN Program"). On July 28, 1998, the Company sold $30 million of notes under the MTN Program. Such notes are due on July 30, 2001 and bear interest at 6.75% per year. On October 5, 1998, the Company sold $25 million of notes under the MTN Program. Such notes are due on October 5, 2000 and bear interest at 6.71% per year.

     UNSECURED NOTES -- The unsecured notes consist of $25.0 million of notes due 2002, $30.0 million of notes due 2003, $50.0 million of notes due 2004 and $50.0 million of notes due 2007 (collectively, the "Unsecured Notes"). The Unsecured Notes require semi-annual interest payments until the end of the respective terms.

     UNSECURED BANK NOTES -- The unsecured bank notes consist of a $16.0 million note due 2002 and a $15.0 million note due 2000 (collectively, the "Unsecured Bank Notes"). The notes require quarterly interest only payments until the end of the respective terms.

     UNSECURED CREDIT FACILITY -- In March, 1998, the Company obtained a new syndicated unsecured line of credit (the "Unsecured Credit Facility") in the amount of $175 million which replaced the existing $150 million credit facility. The Unsecured Credit Facility was increased in December, 1998 to $200 million. The Unsecured Credit Facility provides funds for new development, acquisitions and general working capital purposes. The Unsecured Credit Facility has a three year term with two one-year extension options and bears interest at LIBOR + 90 basis points based upon the Company's current credit rating of BBB- by Standard & Poor's Rating Services and Baa3 by Moody's Investors Service. The interest rate will be reduced in the event of an upgrade of the Company's unsecured credit rating. The Unsecured Credit Facility is repayable monthly on an interest only basis with principal due at maturity. The Company's credit facilities had an average interest rate and average balance outstanding during the years ended December 31, 1998, 1997 and 1996 of 6.67%, 6.73%, 6.46% and $98.0, $53.9 million and $9.4 million, respectively. In addition, the maximum outstanding during 1998, 1997 and 1996 was $175.0 million, $121.9 million and $22.4 million, respectively.

     The Unsecured Credit Facility also provides a bid option sub-facility equal to a maximum of fifty percent of the total facility ($100 million). This sub-facility provides the Company with the option to place borrowings in fixed LIBOR contract periods of thirty, sixty, ninety and one hundred eighty days. The Company may have up to seven fixed LIBOR contracts outstanding at any one time. Upon proper notifications, all lenders participating in the Unsecured Credit Facility may, but are not obligated to, participate in a competitive bid auction for these fixed LIBOR contracts.

     The Unsecured Credit Facility requires the Company to comply with certain affirmative and negative covenants including the following requirements: (i) the Company maintain its qualification as a REIT; (ii) the Company maintain a ratio of EBITDA (as defined therein) to fixed charges (as defined therein) of not less that 1.75 to 1; (iii) dividends not exceed 90% of funds from operations (as defined therein); (iv) the Company maintain a ratio of total funded debt (as defined therein) to implied capitalization value (as defined therein) of less than .55 to 1; and (v) the Company maintain a ratio of unencumbered asset value (as defined therein) to unsecured debt of less than
1.75 to 1. In addition, the Unsecured Notes and the Unsecured Bank Notes require the Company to comply with certain affirmative and negative covenants including the following requirements: (i) the ratio of unencumbered assets (as defined therein) to unsecured debt equal or exceed 150%; (ii) the ratio of debt to assets (as defined therein) not exceed 60%; and (iii) secured debt not to exceed 40% of assets (as defined therein).

     VARIABLE RATE TAX EXEMPT BONDS -- The effective interest rate of the Variable Rate Tax Exempt Bonds was 4.85% for the year ended December 31, 1998. These bonds bear interest at various rates set by a remarketing agent at the demand note index plus 0.50%, set weekly, or the lowest percentage of prime which allows the resale at a price of par. The bonds contain covenants which require that the Company lease or hold for lease 20% (or 25% under certain state or local requirements) of the apartment homes for moderate-income residents. The bonds require maintenance of letters of credit or surety bonds (credit enhancements) aggregating to $52.9 million. The credit enhancements on four of the five tax exempt bonds ($44.2 million of debt) provide for a principal amortization schedule which approximates a 25-year term during the term of the credit enhancement.

     Real estate assets with a net book value of $433.5 million serve as collateral for the various debt agreements.

     The aggregate maturities of all debt for each of the years ending December 31 are as follows (in thousands):



                    FIXED RATE   FIXED RATE   FIXED RATE   TAX EXEMPT   UNSECURED
                     MORTGAGE     MORTGAGE     UNSECURED    VARIABLE     CREDIT
                       LOANS        NOTES        NOTES     RATE BONDS   FACILITY     TOTAL
                   ------------ ------------ ------------ ------------ ---------- -----------
  1999 ...........   $  3,094     $  2,006     $     --      $ 1,105    $     --   $  6,205
  2000 ...........      3,293        2,151       40,000        1,130          --     46,574
  2001 ...........      3,340        2,313       30,000        1,150     153,500    190,303
  2002 ...........      3,532       10,517       41,000        1,270          --     56,319
  2003 ...........      3,779        2,517       30,000        1,290          --     37,586
  Thereafter .....    138,172      105,087      100,000       45,857          --    389,116
                     --------     --------     --------      -------    --------   --------
                     $155,210     $124,591     $241,000      $51,802    $153,500   $726,103
                     ========     ========     ========      =======    ========   ========

     EXTRAORDINARY ITEMS -- The extraordinary items in the year ended December 31, 1998 resulted from the write-off of deferred financing cost in conjunction with the replacement by the Company of its prior credit facility with the Unsecured Credit Facility and prepayment penalties on six mortgage notes which were repaid during the period. The 1996 extraordinary item resulted from the write-off of deferred financing costs on development loans repaid with the proceeds from the 1996 Offering and with the proceeds of the $31.0 million Unsecured Bank Notes. The extraordinary items are net of $86,000 and $110,000 which was allocated to the minority interest of the unitholders in the Operating Partnership, calculated on the weighted average number of Units outstanding in 1998 and 1997 respectively.


7. MINORITY INTEREST

     Minority interest consists of the following at December 31, 1998 and 1997 (in thousands):



                                                                       1998       1997
                                                                    ---------- ----------
       Minority interest of unitholders in Operating Partnership ..  $57,587    $45,731
       Minority interest in one operating community ...............     (403)      (402)
                                                                     -------    -------
                                                                     $57,184    $45,329
                                                                     =======    =======

     As of December 31, 1998, there were 32,242,074 Units outstanding of the Operating Partnership, of which 27,805,836, or 86.2% were owned by the Company and 4,436,238, or 13.8% were owned by other partners (including certain officers and directors of the Company).

     Proceeds from Common Stock issued by the Company are contributed to the Operating Partnership for an equivalent number of Units. Total Common Stock issued by the Company and contributed to the Operating Partnership for equivalent number of Units was 4.8 million and 1.0 million shares valued at $89.7 million ($18.52 per share average) and $20.7 million ($20.66 per share average) for the years ended December 31, 1998 and 1997 respectively. No individual transaction significantly changed the Company's ownership percentage in the Operating Partnership. The Company's ownership percentage in the Operating Partnership was 86.2%, 85.3% and 84.8% as of December 31, 1998, 1997 and 1996, respectively.

     In addition to the amounts in the above, the Company issued shares of Common Stock in exchange for Units owned by other partners on a one-for-one basis. An aggregate of 28,993 shares and 192,463 shares were issued for Units in 1998 and 1997, respectively. The shares exchanged were valued based upon the Company's market price per share and had an aggregate value of $555,000 and $3.9 million in 1998 and 1997, respectively.

     Units issued for the purchase of apartment communities were valued based upon the Company's market value price per share of Common Stock as the Units can be exchanged for shares on a one-for-one basis. In addition, of the 438,103 Units issued for the 1997 purchase of apartment communities, 243,608 Units were issued to the Company in exchange for the Company issuing 243,608 shares of Common Stock to the sellers of the apartment communities. Of the 2,253,165 Units issued for the 1998 purchase of apartment Communities, 2,074,615 were issued to the Company in exchange for the company issuing 2,074,615 shares of common stock to the sellers of the apartment communities.

8. ACQUISITIONS AND DISPOSITIONS
     On April 1, 1996, the Company acquired its joint venture partner's interest in Summit Plantation (formerly Plantation Cove), a 262 apartment community located in Plantation, Florida. The Company paid $6.4 million in cash for the remaining 75% interest in the joint venture.

     During the year ended December 31, 1997, the Company completed the acquisition of five communities: Summit Portofino, purchased on January 6, 1997: Summit Mayfaire, purchased on January 15, 1997: Summit Sand Lake purchased on February 20, 1997: Summit Windsor II, purchased on July 18, 1997: and Summit Fair Oaks, purchased on December 31, 1997 (the "1997 Acquisitions"). The 1997 Acquisitions added a total of 1,434 apartment homes to the Company's portfolio. The total purchase price for the 1997 Acquisitions was $104.5 million which consisted of $15.2 million in assumed debt, 243,608 shares of Common Stock (valued at $4.9 million) issued to the seller, 194,495 Units (valued at $3.9 million) issued to the seller and $78.9 million of cash. Concurrently with the purchase of Summit Portofino, the Company sold 315,029 shares of Common Stock to the public for cash to fund part of the purchase. The Summit Windsor II purchase was partially funded by the proceeds from the sale of a property formerly now as Summit Charleston in May, 1997. The property formerly known as Summit Charleston was sold for $9.5 million and a gain of the sale of approximately $4.4 million was recognized.

     The Company completed the acquisition of three communities located in Atlanta, Georgia in 1998: Summit St. Clair, purchased effective March 1, 1998, Summit Club at Dunwoody, purchased effective May 22, 1998, and Summit at Lenox, purchased effective July 8, 1998 (the "Atlanta Acquisitions"). The Atlanta Acquisitions added a total of 1,092 apartment homes to the Company's portfolio at an aggregate purchase price of $88.3 million. The Atlanta Acquisitions were financed with the issuance of 259,871 Units (valued at $5.2 million) and the assumption of $8.8 million of mortgage debt. The balance of the purchase price was paid in cash.

     On May 18, 1998, the Company sold a community in Brandon, Florida formerly known as Summit Providence for net proceeds of $23.9 million. A gain on the sale of $8.7 million was recognized. Proceeds from the sale were used to partially fund the acquisition of Summit Club at Dunwoody.

     On October 23, 1998, the Company sold a community in Atlanta, Georgia formerly known as Summit Springs for $17.5 million. The Company recognized a gain of approximately $6.0 million on the sale.

     On November 2, 1998, the Company sold a community in Winston Salem, North Carolina, formerly known as Summit Old Town, for $7.5 million. The Company recognized a gain of approximately $2.3 million from the sale.

     On November 4, 1998, the Company acquired a portfolio of multifamily properties in Texas (the "Ewing Portfolio") through a merger with Ewing Industries, a private developer of luxury apartment homes. The Ewing Portfolio consists of 2,465 apartment homes in seven communities located in Dallas, Austin and San Antonio. The acquisition of the Ewing Portfolio was effected pursuant to an Agreement and Plan of Reorganization dated as of October 31, 1998 (the "Merger Agreement") among the Company, affiliates of the Company including the Operating Partnership, Ewing Industries, Inc., an Ohio corporation ("Ewing Industries"), affiliates of Ewing, and their respective partners, shareholders and members (together with Ewing Industries, "Ewing"). Pursuant to the Merger Agreement, the acquisition was funded through (i) the issuance to Ewing of 1,008,988 shares of Common Stock of the Company and 141,921 Units, valued at $20.7 million in the aggregate, (ii) the assumption of $84.0 million in long-term fixed-rate mortgage indebtedness, (iii) the payment of $50.6 million in cash and (iv) receipt of $3.8 million of credit for customary prorations and reserves. A portion of the consideration was deferred until stabilization of one community (Summit Las Palmas) which was in lease-up at the time of the acquisition of the Ewing Portfolio. The Summit Las Palmas purchase was closed on December 31, 1998 with the additional consideration of
(i) 1,065,627 shares of Common Stock and 36,629 Units valued at $19.8 million in aggregate and (ii) cash in the amount of approximately $600,000.

     On December 16, 1998, the Company (i) sold five communities (the "Sold Communities") to Hollow Creek, LLC., a newly-formed North Carolina limited liability company for approximately $68 million and (ii) contributed two communities with an approximate value of $22 million (together with the Sold Communities, the "Joint Venture Communities") to Station Hill, LLC., a newly-formed North Carolina limited liability company (the "LLC"). On the same date, Hollow Creek, LLC contributed the Sold Communities to the LLC. The LLC is a joint venture limited liability company, the membership of which is comprised of the Company and a wholly owned subsidiary of a major financial services company (the "Joint Venture Member"). The disposition was effected pursuant to a Real Estate Sale Agreement dated November 20, 1998 between the Operating Partnership and the Joint Venture Member and pursuant to the Operating Agreement of the LLC, also dated November 20, 1998. The Company's net contribution to the LLC (approximately $5.6 million) represents a 25 percent equity interest in the LLC. In addition, the Company is the managing member of the LLC and will also retain management of the Joint Venture Communities through a management agreement with the LLC. The cash flow of the LLC will be distributed pro rata to each member based on its equity contribution until certain economic benchmarks are achieved, at which point the Company will receive an escalated portion of the cash flow and residual interest. The LLC has obtained five separate mortgages totaling $70,150,000 from Fannie Mae. These mortgages have a ten-year maturity and a 6.70% interest rate. The proceeds of the mortgages were distributed on a pro rata basis to the LLC's two members. The Joint Venture Communities involved in the transaction were Summit Green, Summit Hollow I and II and Summit Creek in Charlotte, North Carolina; Summit Hill I and II in Raleigh, North Carolina and Summit Station in Tampa, Florida. The Joint Venture Communities include 1,433 apartment homes. The Company recognized a gain of approximately $20.2 million on the disposition. The gain is net of $5.6 million elimination of gain relative to the Company's retained portion of the joint venture. The elimination of the gain reduced the Company's investment in the joint venture to zero at the initial joint venture formation.

     Proceeds from the sale of Summit Springs, Summit Old Town and the Sold Communities were put in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations. These proceeds will be used to fund future developments.

     The following summary of selected unaudited pro forma results of operations presents information as if the Atlanta Acquisitions and the Ewing Portfolio purchase (except Summit Las Palmas) had occurred as of January 1, 1998 for the 1998 pro forma information. Pro forma information for 1998 excludes Las Palmas as it was in construction and lease-up and had insignificant operations. Pro forma information for the year ended December 31, 1997 presents information as if the Summit Lenox and the Ewing Portfolio acquisitions (except for Summit Las Palmas) had occurred as of January 1, 1997. Pro forma information for 1997 has not been presented for Summit St. Clair, Summit Club at Dunwoody and Summit Las Palmas as they were under construction during the period and had insignificant operations. The pro forma information for the year ended December 31, 1998 and 1997 is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future (dollars in thousands except per share amounts):



                                                    YEAR ENDED DECEMBER 31,
                                                  ---------------------------
                                                       1998          1997
                                                  ------------- -------------
    Net revenues ................................   $ 166,308     $ 140,570
                                                    =========     =========
    Income before extraordinary items ...........   $  53,457     $  22,893
                                                    =========     =========
    Net income ..................................   $  52,949     $  22,893
                                                    =========     =========
    Earnings per share:
      Income before extraordinary items .........   $    2.11     $    0.97
                                                    =========     =========
      Net income ................................   $    2.09     $    0.97
                                                    =========     =========

9. NOTES RECEIVABLE FROM EMPLOYEES

     On September 8, 1997, the Board of Directors approved a Statement of Company Policy, which has subsequently been amended and restated by the Board, on loans to executive officers and certain key employees relating to purchases of Common Stock (the "Loan Program"). Pursuant to the Loan Program, the Company may lend amounts to certain of the Company's executive officers and certain of its key employees for one or more of the following purposes: (i) to finance the purchase of Common Stock of the Company (a) by certain executive officers on the open market at the then-current market prices and (b) by other eligible employees through the Company's 1996 Non-Qualified Employee Stock Purchase Plan; (ii) to finance an executive officer's or key employee's payment of the exercise price of one or more stock options to purchase shares of Common Stock granted to such employees under the Company's 1994 Stock Option Plan; or (iii) to finance the annual tax liability of certain executive officers related to the vesting of shares of Common Stock which constitute a portion of a restricted stock award granted to such employees under the 1994 Stock Option Plan. The maximum aggregate amount the Company may loan to an executive officer is $500,000, unless otherwise determined on a case-by-case basis by the Board of Directors or the Compensation Committee thereof, and the maximum aggregate amount the Company may loan to a qualified employee other than executive officers is $100,000. Shares of Common Stock which are the subject of a loan serve as collateral for the notes until the notes have been paid in full. Each note bears interest at the applicable federal rate, as established by the Internal Revenue Service, in effect on the date of the note. The notes are payable through the application to the outstanding loan balance of all dividends and distributions related to the collateral stock, first to interest, with the remainder, if any, to outstanding principal. Each note becomes due and payable in full on the tenth anniversary of the respective note. As of December 31, 1998, the Company had issued loans in the net amount of $2,476,000.


10. COMMITMENTS

     The estimated cost to complete nine development projects currently under construction was approximately $82.3 million at December 31, 1998. Anticipated construction completion dates of the projects range from the first quarter of 1999 to the second quarter of 2000.

     The Company rents office space in several locations. Rental expense for the years ended December 31, 1998, 1997 and 1996 amounted to $121,000, $101,000 and $109,000, respectively ($406,000 in 1998, $347,000 in 1997 and $376,000 in
1996 including amounts recorded at the Management Company). Future minimum rental payments for the next five years for those operating leases (including the Management Company) that have initial or remaining non-cancelable lease terms in excess of one year are as follows (in thousands):



YEARS ENDED DECEMBER 31:
--------------------------
  1999 ...................  $  603
  1998 ...................     310
  2001 ...................     185
  2002 ...................     100
  2003 ...................      77
                            ------
                            $1,275
                            ======

     The Company has employment agreements with all four executive officers. One of the agreements with the executive officers originally provided for a term through February 15, 1999 unless otherwise extended and permitted termination by the executive officer after giving 180 days prior written notice, without breaching such agreements. This agreement has been replaced with an employment agreement providing for termination without cause by either the executive officer or the Company upon 90 days notice. Two of the employment agreements with the executive officers originally provided for terms through February 16, 1996 and December 5, 1998, with automatic extension thereof until such time as terminated pursuant to the terms of such employment agreement. Both of these agreements remain in effect. The remaining employment agreement with the executive officers provides for a term through July 1, 2001, with automatic one year extensions thereof, until terminated pursuant to the terms of such employment agreement.

     All four of the executive officers have non-competition agreements with the Company. One of these agreements originally prohibited the executive officer without the prior written consent of the Board of Directors, from competing with the Company for a period of the latter of (1) one year from the termination of their employment with the Company, or (2) any period during which such individuals receive severance payments. That non-competition agreement has been replaced with an agreement which provides that the non-competition provision terminates one year from the date of the agreement. The non-competition agreements for all the executives include (i) provisions prohibiting the hiring or attempted hiring of employees of the Company for two years after termination of employment and (ii) provisions prohibiting the appropriation or attempted appropriation of projects and trade secrets of the Company for one year after termination of employment.

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


11. EMPLOYEE BENEFIT PLANS


PROFIT SHARING PLAN

     The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code which covers all employees with one year or greater service. The Company's contributions are equal to one-half of each employee's contribution up to a maximum of 3% of each employee's compensation. Aggregate contributions of approximately $242,000, $217,000 and $223,000 were made for the years ended December 31, 1998, 1997 and 1996, respectively.

STOCK OPTION PLAN

     In 1994, the Company established the 1994 Stock Option and Incentive Plan under which 1,000,000 shares of the Company's Common Stock were reserved for issuance. The plan provides that the option price shall not be less than the fair market value of the shares at the date of grant. The options vest in three or five annual installments on the anniversaries of the date of grant except for shares granted to independent directors of the Company, which vest on the date of grant.

     A summary of changes in common stock options for the three years ended December 31, 1998 is as follows:



                                                            WEIGHTED AVERAGE
                                                 OPTIONS     EXERCISE PRICE
                                              ------------ -----------------
       Outstanding at December 31, 1995 .....    539,100       $  18.64
       YEAR ENDED DECEMBER 31, 1996
         Granted to employees ...............     28,000          19.30
         Exercised ..........................    (15,073)         19.04
         Forfeited ..........................    (53,381)         19.22
                                                 -------
          Outstanding at December 31, 1996 ..    498,646          18.60
       YEAR ENDED DECEMBER 31, 1997
         Exercised ..........................    (45,900)         18.55
         Forfeited ..........................    (36,350)         17.74
                                                 -------
          Outstanding at December 31, 1997 ..    416,396          18.86
       YEAR ENDED DECEMBER 31, 1998
         Granted to employees ...............    191,000          19.19
         Exercised ..........................    (45,000)         19.00
         Forfeited ..........................    (15,000)         19.03
                                                 -------
          Outstanding at December 31, 1998 ..    547,396          18.80
                                                 =======

     Exercise prices for options outstanding as of December 31, 1998 ranged from $17.13 to $20.75. The weighted average remaining contractual life of those options is 6.9 years.

     As of December 31, 1998, 1997 and 1996 options to purchase 369,528, 359,218 and 283,228 shares, respectively, of Common Stock were exercisable. The weighted average exercise price for the shares exercisable as of December 31, 1998, 1997 and 1996 was $18.84, $18.86 and $18.36, respectively.

     The estimated weighted average fair value of options granted were $2.18 per share in 1998 and $2.10 per share in 1996 (none granted in 1997). The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for its stock options. Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates, consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net income and net income per share for the years ended December 31, 1998 and 1996 would have changed to the pro forma amounts indicated below (dollars in thousands except per share amounts):



                                                              1998        1996
                                                          ------------ ----------
     Pro forma net income ...............................   $ 55,958    $16,898
     Pro forma net income per share -- basic and diluted        2.24        .89

     The fair value of options granted during 1998 were estimated on the date of grant using the Binomial option-pricing model with the following weighted average assumptions: dividend yield of 9.3%, expected volatility of 20%, risk free interest rate of 6.0%, and expected lives of ten years.

     The fair value of options granted in 1996 were estimated on the date of grant using the Binomial option-pricing model with the following weighted-average assumptions: dividend yields ranging from 7.80% to 8.82%, expected volatility of 16%, risk free interest rate of 6.52%, and expected lives of ten years.

     In addition, the plan provides for the issuance of stock grants to employees. The Company granted 8,372 shares of restricted stock under the plan in 1998. The market value of the restricted stock totaled $162,000, which was recorded as unamortized restricted stock compensation and is shown as a separate component of stockholders' equity. Unearned compensation is being amortized to expense over the five year vesting period. Restricted stock of 26,528 shares with a market value of $546,000 were granted in the year ended December 31, 1997. Restricted stock of 56,046 shares with a market value of $1.0 million were granted in the year ended December 31, 1996. The Company recognized $314,000, $292,000 and $223,000 of expense in the statement of earnings in the years ended December 31, 1998, 1997 and 1996, respectively, relative to the stock grants.


PERFORMANCE STOCK AWARD PLAN

     In January, 1998 the Company agreed to award key employees of the Company certain amounts of Common Stock under the Company's Performance Stock Award Plan. The amount of Common Stock to be granted to the key employees is based upon the Company's average annual return (share appreciation and distributions) from the date of the award to the third anniversary of the award. The number of shares to be granted under the performance Stock Award Plan ranges from none (in the event the Company achieves less than a 11% average annual return) to 147,713 (in the event the Company achieves a 15% or greater annual return). The starting Common Stock price for the purposes of calculating appreciation was $21.375 (fair market value at date of award). The Company's stock price at the end of the year is below the starting price for calculating the number of grants, accordingly, no compensation cost was recognized in 1998.


EMPLOYEE STOCK PURCHASE PLAN

     In 1996, the Company established a non-qualified employee stock purchase plan. The plan allows Company employees to purchase up to $100,000 (with certain executive officers limited to $25,000) per year of the Company's Common Stock. The price of the shares of the Common Stock purchased will be the lesser of 85 percent of the closing price of such shares either on (a) the first day of each six month purchase period, or (b) the last day of each six month purchase period. Total shares issued under the plan in 1998, 1997 and 1996 were 65,541, 62,117 and 44,362 with a market value of $1.3 million, $1.3 million and $871,000, respectively. An additional 65,730 shares with a market value of $1.1 million were issued in January, 1999 under the plan. The Company recognized $203,000, $265,000 and $151,000 of expense in the statement of earnings in the years ended December 31, 1998, 1997 and 1996, respectively, relative to the employee stock purchase plan.


12. DIVIDEND REINVESTMENT AND DIRECT STOCK PURCHASE PLAN

     In November 1997, the Company replaced its existing dividend reinvestment plan with a new dividend reinvestment and direct stock purchase plan ("the Plan"). The Plan provides both new investors and existing shareholders of the Company's stock (including Common Stock and other classes of outstanding stock) with a method to purchase shares of Common Stock under the Stock Purchase Program of the Plan. The Plan also permits shareholders to designate all, a portion or none of the cash dividends on their newly purchased Common Stock and cash dividends on their existing stock for reinvestment in more shares of Common Stock through the Dividend Reinvestment Program of the Plan. With respect to reinvested dividends and optional cash payments, shares of Common Stock will be purchased for the Plan at a discount ranging from 0% to 5% (established by the Company from time to time) from the market price, as more fully described in the Prospectus relating to the Plan. Common Stock will be purchased by the Plan's Agent (First Union National Bank) directly from the Company or in open market or privately negotiated transactions, as determined from time to time by the Company, to fulfill requirements for the Plan. At present, the Company expects that shares usually will be purchased directly from the Company. On December 31, 1998 and 1997, the Company received $9.5 million and $6.5 million under the plan for shares to be issued January 2, 1999 and 1998, respectively. These proceeds are included in accounts payable and accrued expenses at December 31, 1998 and 1997, respectively.


13. SHAREHOLDER RIGHTS AGREEMENT

     On December 14, 1998, the Board of Directors adopted a shareholder rights agreement (the "Rights Plan"). In connection with the adoption of the Rights Plan, the Board of Directors declared a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of common stock to stockholders of record as of the close of business on December 15, 1998. Currently, these Rights are not exercisable and trade with the shares of the Company's Common Stock. Under the Rights Plan, the Rights generally become exercisable if a person becomes an "acquiring person" by acquiring 15% or more of the Company's Common Stock, or if a person commences a tender offer that would result in that person owning 15% or more of the Company's Common Stock. In the event that a person becomes an "acquiring person,"each holder of a Right (other than the acquiring person) would be entitled to acquire such number of units of preferred stock (which are equivalent to shares of the Company's Common Stock) having a value of twice the exercise price of the Right.

If the Company is acquired in a merger or other business combination transaction after any such event, each holder of a Right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company's common stock having a value of twice the exercise price of the Right. The current exercise price per Right is $45.00.

     The Rights will expire at the close of business on December 14, 2008 (the "Expiration Date"), unless previously redeemed or exchanged by the Company as described below. The Rights may be redeemed in whole, but not in part, at a price of $0.01 per Right (payable in cash, shares of the Company's Common Stock or other consideration deemed appropriate by the Board of Directors) by the Board of Directors only until the earlier of (i) the time at which any person becomes an "acquiring person" or (ii) the Expiration Date. At any time after any person becomes an "acquiring person," the Board of Directors may, at its option, exchange all or any part of the then outstanding and exercisable Rights for shares of the Company's Common Stock at an exchange ratio specified in the Rights Plan. Notwithstanding the foregoing, the Board of Directors generally will not be empowered to effect such exchange at any time after any person becomes the beneficial owner of 50% or more of the Company's Common Stock.

     Until a Right is exercised, the holder will have no rights as a stockholder of the Company (beyond those as an existing stockholder), including the right to vote or to receive dividends.

     In connection with the establishment of the Rights Plan, the Board of Directors approved the creation of Preferred Stock of the Company designated as Series A Junior Participating Cumulative Preferred Stock with a par value of $0.01 per share. The Board also reserved 350,000 shares of preferred stock for issuance upon exercise of the Rights.


14. BUSINESS SEGMENTS

     Effective December 31, 1998, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (FAS 131). FAS 131 established standards for the way public enterprises report information about operating segments in annual financial statements. FAS 131 also established standards for related disclosures about products and services, geographic areas and major customers. The adoption of FAS 131 did not affect the Company's results of operations or financial position.

     The Company develops and operates luxury garden apartments. The Company only develops apartments for its own use with no development work done for outside third parties. In addition, all the apartments the Company operates are considered "Class A" apartments. Accordingly, there are no product or industry segments within the Company. The Company uses Funds from Operations ("FFO") as a performance measure. The Company computes FFO in accordance with the definition approved by the National Association of Real Estate Investments Trusts. Information for the apartment communities is summarized below:

                                                     1998                                    1997
                                  ------------------------------------------ -------------------------------------
                                     Apartment    Corporate/                   Apartment   Corporate/
                                    Operations       Other         Total      Operations      Other       Total
                                  -------------- ------------ -------------- ------------ ------------ -----------
Rental and other
 property income                    $  145,656     $     --     $  145,656    $ 116,006     $     --    $ 116,006
Interest and other income                   --        1,913          1,913           --          671          671
                                    ----------     --------     ----------    ---------     --------    ---------
 Total income                          145,656        1,913        147,569      116,006          671      116,677

Property operating expense              51,550           --         51,550       42,032           --       42,032
Interest                                    --       33,506         33,506           --       21,959       21,959
General and administrative                  --        3,861          3,861           --        2,740        2,740
Depreciation -- other                       --           82             82           --           19           19
(Income) loss on equity
 investments                                --          328            328           --         (274)        (274)
                                    ----------     --------     ----------    ---------     --------    ---------
Total operating expenses                51,550       37,777         89,327       42,032       24,444       66,476
Funds from Operations                   94,106      (35,864)        58,242       73,974      (23,773)      50,201
Depreciation -- apartments             (28,915)          --        (28,915)     (22,633)          --      (22,633)
Gain on sale of assets                  37,148           --         37,148        4,366           --        4,366
Extraordinary items                         --         (508)          (508)          --           --           --
Minority interest of unitholders
 in Operating Partnership                   --       (9,592)        (9,592)          --       (4,818)      (4,818)
                                    ----------     --------     ----------    ---------     --------    ---------
Net income                          $  102,339    ($ 45,964)    $   56,375    $  55,707    ($ 28,591)   $  27,116
                                    ==========     ========     ==========    =========     ========    =========
Capital investment (1)              $  407,190     $    300     $  407,490    $ 215,390     $    100    $ 215,490
                                    ==========     ========     ==========    =========     ========    =========
Assets                              $1,196,139     $  2,525     $1,198,664    $ 822,872     $  2,421    $ 825,293
                                    ==========     ========     ==========    =========     ========    =========



                                                   1996
                                  ---------------------------------------
                                    Apartment    Corporate/
                                   Operations      Other         Total
                                  ------------ ------------- ------------
Rental and other
 property income                   $  93,547      $     --    $  93,547
Interest and other income                 --           942          942
                                   ---------      --------    ---------
 Total income                         93,547           942       94,489

Property operating expense            35,226            --       35,226
Interest                                  --        17,138       17,138
General and administrative                --         2,557        2,557
Depreciation -- other                     --             4            4
(Income) loss on equity
 investments                              --           173          173
                                   ---------      --------    ---------
Total operating expenses              35,226        19,872       55,098
Funds from Operations                 58,321       (18,930)      39,391
Depreciation -- apartments           (18,204)           --      (18,204)
Gain on sale of assets                    --            --           --
Extraordinary items                       --          (516)        (516)
Minority interest of unitholders
 in Operating Partnership                 --        (3,723)      (3,723)
                                   ---------      --------    ---------
Net income                         $  40,117     ($ 23,169)   $  16,948
                                   =========      ========    =========
Capital investment (1)             $ 120,507      $      4    $ 120,511
                                   =========      ========    =========
Assets                             $ 633,566      $  1,425    $ 634,991
                                   =========      ========    =========

(1) Capital investment includes costs during the year of the Company's developments and acquisitions as well as capital expenditures on existing properties.

15. SUPPLEMENTAL CASH FLOW INFORMATION
     Non-cash investing and financing activities for the years ended December 31, 1998, 1997 and 1996 are as follows:

     A. The Company purchased the Atlanta Acquisitions and the Ewing Portfolio by issuing 438,421 Units, issuing 2,074,615 shares of Common Stock, assuming mortgage notes, assuming certain liabilities and the payment of cash. The recording of the purchases is summarized as follows (in thousands):


  Fixed Assets ....................................  $ 267,991
  Restricted Cash .................................      1,713
  Current liabilities assumed .....................     (6,327)
  Mortgage notes assumed ..........................    (92,761)
  Value of Operating Partnership Units issued .....     (8,427)
  Value of Common Stock issued ....................    (37,343)
                                                     ---------
  Cash invested ...................................  $ 124,846
                                                     =========

     B. The Company disposed of eight communities during 1998 for net proceeds of approximately $130.6 million. $116.5 million of the sales proceeds were deposited with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations. Of the proceeds, $17.6 million was used to fund the acquisition of an apartment community, while an additional $12.6 million was used to purchase land and fund certain development projects. The remaining $86.3 million held by the qualified intermediary is shown in the balance sheet caption "Restricted Cash" and will be used to fund the acquisition of other like-kind property.

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


  Fixed Assets ....................................  $ 104,469
  Current Assets ..................................         30
  Debt Assumed ....................................    (15,226)
  Current liabilities assumed .....................     (1,531)
  Value of Operating Partnership Units issued .....     (3,939)
  Value of Common Stock issued ....................     (4,933)
                                                     ---------
  Cash invested ...................................  $  78,870
                                                     =========

     D. On April 1, 1996, the Company acquired its joint venture partner's interest in the Summit Plantation (formerly Plantation Cove) apartment community. The Company paid $6.4 million in cash for the remaining 75% interest in this joint venture, which is now owned entirely by the Company. The recording of the purchase is summarized as follows (in thousands):


  Fixed assets ........................  $  21,913
  Current assets ......................        202
  Deferred charges ....................         95
  Debt assumed ........................    (14,347)
  Current liabilities assumed .........       (288)
  Minority interest ...................     (1,215)
                                         ---------
  Net cash paid .......................  $   6,360
                                         =========

     E. The Company issued 8,372, 26,528 and 52,086 (net of 3,960 shares retired) of restricted stock grants in 1998, 1997 and 1996 valued at $162,000, $546,000 and $1.0 million, respectively.

     F. The Company accrued a dividend and distribution payable of $12.7 million, $11.0 million and $10.2 million at December 31, 1998, 1997 and 1996, respectively.

     G. The Company issued 106,330 Units of the Operating Partnership, valued at $2.1 million at issuance, for the purchase of land in 1996.

16. FAIR VALUE DISCLOSURE AND MARKET RISK OF FINANCIAL INSTRUMENTS
     The following disclosures of estimated fair value were determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     Cash and cash equivalents, rents receivable, accounts payable, accrued expenses, security deposits, other liabilities, tax-exempt bond indebtedness and the credit facility are carried at amounts which reasonably approximate their fair values at December 31, 1998 and 1997.

     Fixed rate mortgage debt and fixed rate unsecured notes with a carrying value of $520.9 million have an estimated aggregate fair value of approximately $521.0 million at December 31, 1998. Fixed rate mortgage debt and unsecured notes with a carrying value of $400 million have an estimated aggregate fair value of approximately $399.4 at December 31, 1997. Rates currently available to the Company for debt with similar terms and maturities were used to estimate the fair value of this debt.

     The fair value estimates presented herein are based on information available to management as of December 31, 1998 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively re-valued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

     The fair market value of long-term fixed rate debt is subject to changes in interest rates. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's total fixed rate long-term debt at December 31, 1998 was $521.0 million. A 1% increase from prevailing interest rates at December 31, 1998 would result in a decrease in fair value of long-term debt by approximately $25.7 million. Fair values were determined from quoted market prices, where available, and from information received from investment advisors using current interest rates considering credit ratings and remaining terms to maturity.


17. GEOGRAPHIC CONCENTRATION

     The Company's completed communities are concentrated in four major regions as follows:



                                                 NUMBER OF     APARTMENT      1998
                                                 APARTMENT    HOMES -- %      % OF
MARKET                                             HOMES     OF PORTFOLIO   REVENUES
----------------------------------------------- ----------- -------------- ---------
    I-85 Corridor (Raleigh, NC to Atlanta, GA)      6,493        37%          36%
    Central/South Florida .....................     4,249        24%          30%
    Washington, DC/Virginia ...................     3,405        19%          23%
    Texas .....................................     2,017        12%           2%
    Other .....................................     1,389         8%           9%
                                                    -----        ---          ---
                                                   17,553       100%         100%
                                                   ======        ===          ===

     The above table does not include Summit Las Palmas (448 apartment homes), which was acquired on December 31, 1998 and therefore had no rental operations. In addition, the properties in Texas were acquired in the fourth quarter of 1998.

18. REAL ESTATE AND ACCUMULATED DEPRECIATION
     Real estate and accumulated depreciation by apartment community consisted of the following at December 31, 1998 (dollars in thousands):




                                                                                             GROSS AMOUNT AT WHICH
                                                  INITIAL COSTS                            CARRIED AT CLOSE OF PERIOD
                                          ----------------------------   COSTS     ---------------------------------------
                                                                       CAPITALIZED
                                                         BUILDINGS      SUBSEQUENT                 BUILDINGS
                              RELATED                       AND             TO                        AND
        APARTMENTS          ENCUMBRANCES     LAND     IMPROVEMENTS(6)   ACQUISITION    LAND     IMPROVEMENTS(6)   TOTAL(1)
------------------------- --------------- ---------- ----------------- ------------ ---------- ----------------- ----------
Summit Arbors ...........                  $    780       $ 5,066        $    342    $    780       $ 5,408       $ 6,188
Summit Aventura .........                     6,367                        25,291       6,368        25,289        31,658
Summit Ballantyne I .....                     2,060                        14,431       2,064        14,427        16,491
Summit Ballantyne II ....                     1,268                         8,974       1,268         8,974        10,242
Summit Beacon Ridge .....                     1,053                         5,912       1,154         5,811         6,965
Summit Belcourt .........     $9,708          3,600        16,778                       3,600        16,778        20,378
Summit Belmont ..........           (4)         974                        11,159         984        11,149        12,133
Summit Blue Ash .........           (2)       2,033                        11,882       2,169        11,746        13,915
Summit Breckenridge .....                       812                        12,188         812        12,188        13,000
Summit Buena Vista ......     25,779          4,670        30,499               1       4,670        30,500        35,170
Summit Camino Real ......                     3,640        22,210                       3,640        22,210        25,850
Summit Club @ Dunwoody...                     2,934        24,510               4       2,934        24,510        27,444
Summit Creekside ........                       414         3,614             464         414         4,077         4,492
Summit Crossing .........      4,106            768         5,174             313         768         5,487         6,255
Summit Del Ray ..........           (2)       3,120                        14,987       5,402        12,705        18,107
Summit East Ridge .......      5,042            900         6,303             325         910         6,618         7,528
Summit Eastchester ......                       912         4,699             350         912         5,048         5,961
Summit Fair Oaks ........                     4,356        17,215              37       4,356        17,252        21,608
Summit Fairview .........                       404                         5,044         537         4,911         5,448
Summit Fairways .........                     2,819                        15,164       2,819        15,164        17,982
Summit Foxcroft .........      2,663            925         3,797             516         925         4,312         5,238
Summit Gateway ..........           (4)       1,738                        10,570       2,256        10,051        12,308
Summit Glen .............           (2)       3,652                        12,955       3,693        12,915        16,607
Summit Hampton ..........           (4)       2,577                        13,480       2,972        13,085        16,057
Summit Heron's Run ......           (2)       3,154                        10,864       3,192        10,827        14,018
Summit Highland .........           (2)       1,374                         6,319       1,374         6,319         7,693
Summit Lake .............                     1,712                        18,477       1,712        18,477        20,189
Summit Las Palmas .......                     4,480        25,504                       4,480        25,504        29,984
Summit Lenox ............                    10,800        22,997              69      10,800        23,066        33,866
Summit Lofts ............                     1,800         7,337             748       1,800         8,085         9,885
Summit Los Arboles ......     20,240          4,080        24,403               1       4,080        24,404        28,484
Summit Mayfaire .........                       936         8,897              21         936         8,918         9,854
Summit McIntosh .........                     1,862                        10,258       1,943        10,177        12,120
Summit Meadow ...........           (2)       2,313                         8,592       2,539         8,366        10,905
Summit New Albany .......                     2,693                        21,649       2,693        21,649        24,342
Summit Norcroft I .......           (2)       1,072                         7,417       1,253         7,236         8,489
Summit Norcroft II ......                       381                         3,125         381         3,125         3,506
Summit Oak ..............      2,519            400         3,065             127         400         3,192         3,592
Summit On the River .....                     3,212                        20,994       3,212        20,993        24,206
Summit Palm Lake ........           (2)       4,949                        16,930       5,084        16,795        21,879
Summit Park .............                     1,680                        11,176       1,921        10,934        12,856
Summit Perico ...........           (2)       1,588                        12,126       2,174        11,540        13,714
Summit Pike Creek .......           (4)       1,132                        12,522       1,259        12,395        13,654
Summit Plantation .......                     3,428        18,485              40       3,428        18,525        21,953
Summit Plantation II ....                     4,012                        17,239       4,012        17,239        21,251
Summit Portofino ........                     3,864        24,504             233       3,864        24,737        28,601
Summit Radbourne ........      8,507          1,395        12,607             649       1,395        13,256        14,651
Summit Reston ...........                     5,434        26,255             573       5,434        26,828        32,262
Summit River Crossing ...                     2,562                        16,736       2,636        16,661        19,297
Summit Russett ..........                     3,995                        19,223       3,995        19,223        23,218
Summit Sand Lake ........     14,679          4,160        22,979             145       4,160        23,124        27,284
Summit Sedgebrook .......                     1,696                        14,735       1,719        14,712        16,431
Summit Sherwood .........      3,274          1,102         4,863             152       1,106         5,011         6,117
Summit Simsbury .........           (3)         650         4,570             406         650         4,976         5,626
Summit Square ...........           (2)       2,757                        15,683       3,775        14,665        18,440
Summit St. Clair ........           (2)       3,024        24,040               7       3,024        24,048        27,071
Summit Stonefield .......                     3,541                        16,160       3,541        16,161        19,701



                                                                      DEPRECIABLE
                            ACCUMULATED       DATE OF        DATE        LIVES
        APARTMENTS         DEPRECIATION    CONSTRUCTION    ACQUIRED      YEARS
------------------------- -------------- ---------------- ---------- ------------
Summit Arbors ...........   $    (776)   1986(5)              5/95    5-40 years
Summit Aventura .........      (2,638)   6/94-12/95          12/93    5-40 years
Summit Ballantyne I .....        (624)   7/96 12/97          12/95    5-40 years
Summit Ballantyne II ....        (106)   8/97 12/98          12/95    5-40 years
Summit Beacon Ridge .....      (2,081)   1/88-7/88            1/88    5-40 years
Summit Belcourt .........         (88)   1994(5)             11/98    5-40 years
Summit Belmont ..........      (4,282)   1/86-5/87            1/86    5-40 years
Summit Blue Ash .........      (2,789)   1/92-5/92            1/91    5-40 years
Summit Breckenridge .....      (4,732)   7/85-5/87            6/85    5-40 years
Summit Buena Vista ......        (161)   1996(5)             11/98    5-40 years
Summit Camino Real ......        (117)   1998(5)             11/98    5-40 years
Summit Club @ Dunwoody...        (456)   1997(5)              5/98    5-40 years
Summit Creekside ........        (625)   1981(5)              5/95    5-40 years
Summit Crossing .........        (823)   1985(5)              5/95    5-40 years
Summit Del Ray ..........      (3,050)   1/92-2/93            1/92    5-40 years
Summit East Ridge .......        (963)   1986(5)              6/95    5-40 years
Summit Eastchester ......        (852)   1981(5)              5/95    5-40 years
Summit Fair Oaks ........        (660)   1990(5)             12/97    5-40 years
Summit Fairview .........      (2,216)   3/82-3/83            3/82    5-40 years
Summit Fairways .........      (1,165)   9/95-12/96           8/95    5-40 years
Summit Foxcroft .........        (699)   1979(5)              5/95    5-40 years
Summit Gateway ..........      (3,606)   1/86-1/87           12/85    5-40 years
Summit Glen .............      (3,003)   5/90-8/92            4/90    5-40 years
Summit Hampton ..........      (5,026)   11/86-3/88          10/86    5-40 years
Summit Heron's Run ......      (3,147)   7/89-10/90           6/89    5-40 years
Summit Highland .........      (2,637)   3/86-1/87           11/85    5-40 years
Summit Lake .............        (548)   9/96-5/98            4/96    5-40 years
Summit Las Palmas .......                1998(5)             12/98    5-40 years
Summit Lenox ............        (430)   1965(5)              7/98    5-40 years
Summit Lofts ............      (1,724)   1990(5)             10/94    5-40 years
Summit Los Arboles ......        (135)   1996(5)             11/98    5-40 years
Summit Mayfaire .........        (586)   1995(5)              1/97    5-40 years
Summit McIntosh .........      (3,185)   7/89-6/90            1/89    5-40 years
Summit Meadow ...........      (2,571)   8/89-8/90            2/89    5-40 years
Summit New Albany .......        (149)   5/97-12/98          11/96    5-40 years
Summit Norcroft I .......      (2,063)   2/90-3/91           12/89    5-40 years
Summit Norcroft II ......        (110)   3/97-11/97           8/96    5-40 years
Summit Oak ..............        (502)   1982(5)              5/95    5-40 years
Summit On the River .....      (1,382)   8/95-6/97           10/94    5-40 years
Summit Palm Lake ........      (4,419)   3/90-2/92            1/90    5-40 years
Summit Park .............      (3,706)   4/88-4/89            1/88    5-40 years
Summit Perico ...........      (3,479)   1/89-2/90            8/88    5-40 years
Summit Pike Creek .......      (4,073)   11/86-2/88           4/86    5-40 years
Summit Plantation .......      (1,623)   1/94-7/95            4/96    5-40 years
Summit Plantation II ....        (686)   10/96-11/97          9/96    5-40 years
Summit Portofino ........      (1,559)   1995(5)              1/97    5-40 years
Summit Radbourne ........      (1,565)   1991(5)              5/95    5-40 years
Summit Reston ...........      (1,977)   1987(5)              4/94    5-40 years
Summit River Crossing ...      (1,514)   3/95-9/96           10/94    5-40 years
Summit Russett ..........        (989)   7/95-9/97           11/94    5-40 years
Summit Sand Lake ........      (1,584)   1995(5)              2/97    5-40 years
Summit Sedgebrook .......        (543)   6/96-12/97           1/96    5-40 years
Summit Sherwood .........        (836)   1968(5)              5/95    5-40 years
Summit Simsbury .........        (724)   1985(5)              5/95    5-40 years
Summit Square ...........      (4,063)   3/89-8/90            2/89    5-40 years
Summit St. Clair ........        (621)   1997(5)              3/98    5-40 years
Summit Stonefield .......        (618)   6/96-3/98            3/96    5-40 years


                                                   INITIAL COSTS             COSTS
                                           -----------------------------   CAPITALIZED
                                                            BUILDINGS      SUBSEQUENT
                                RELATED                        AND             TO
         APARTMENTS           ENCUMBRANCES      LAND     IMPROVEMENTS(6)   ACQUISITION
--------------------------- --------------- ----------- ----------------- ------------
Summit Stony Point ........          (4)        1,638          13,041            464
Summit Touchstone .........          (3)          766           5,568            307
Summit Turtle Cove ........     17,073          3,480          19,775
Summit Turtle Rock ........     11,001          2,500          14,074              1
Summit Village ............          (2)        3,212                         14,142
Summit Walk ...............                       568             237          5,534
Summit Waterford ..........          (2)        1,568                         14,459
Summit Windsor I ..........          (2)          644                          6,627
Summit Windsor II .........          (2)        3,060          14,497            111
                                                -----          ------         ------
Total .....................                  $161,450        $437,564       $469,427
                                             ========        ========       ========



                                       GROSS AMOUNT AT WHICH
                                    CARRIED AT CLOSE OF PERIOD
                            -------------------------------------------
                                            BUILDINGS                                                             DEPRECIABLE
                                               AND                        ACCUMULATED      DATE OF       DATE        LIVES
         APARTMENTS             LAND     IMPROVEMENTS(6)     TOTAL(1)    DEPRECIATION   CONSTRUCTION   ACQUIRED      YEARS
--------------------------- ----------- ----------------- ------------- -------------- -------------- ---------- ------------
Summit Stony Point ........     1,638          13,504          15,143         (2,756)  1986(5)            2/94    5-40 years
Summit Touchstone .........       766           5,875           6,641           (855)  1986(5)            5/95    5-40 years
Summit Turtle Cove ........     3,480          19,775          23,255           (108)  1996(5)           11/98    5-40 years
Summit Turtle Rock ........     2,500          14,075          16,575            (80)  1995(5)           11/98    5-40 years
Summit Village ............     3,653          13,701          17,354         (3,891)  9/89-1/91          8/89    5-40 years
Summit Walk ...............       983           5,356           6,339         (1,053)  4/92-2/93          4/92    5-40 years
Summit Waterford ..........     1,949          14,078          16,027         (4,241)  1/89-6/90         11/88    5-40 years
Summit Windsor I ..........       969           6,302           7,271         (2,071)  8/88-8/89          3/95    5-40 years
Summit Windsor II .........     3,060          14,608          17,668           (851)  1988(5)            7/97    5-40 years
                                -----          ------          ------         ------
Total .....................  $169,374        $899,058      $1,068,435     $ (114,196)
                             ========        ========      ==========     ==========

---------
(1) The aggregate cost for federal income tax purposes at December 31, 1998 is $ 944.9 million.

(2) Encumbered by fixed rate mortgages of $146.7 million.

(3) Encumbered by fixed rate mortgage of $8.5 million.

(4) Collateral for $52.9 million of letters of credit which serve as collateral for $51.8 million in tax exempt bonds.

(5) Property purchased by Company. Date reflects date construction completed.

(6) Includes furniture, fixtures and equipment.

     A summary of activity for real estate assets and accumulated depreciation is as follows:



                                                   YEAR ENDED DECEMBER 31,
                                           ---------------------------------------
                                                1998          1997         1996
                                           -------------- ------------ -----------
   REAL ESTATE ASSETS (1):
    Balance at beginning of year .........   $  830,068     $618,102    $524,772
                                             ----------     --------    --------
    Acquisitions .........................      267,991      104,469      21,913
    Improvements .........................        9,804        9,823       4,780
    Developments .........................       74,559      104,897      66,637
    Disposition of property ..............     (113,987)      (7,223)         --
                                             ----------     --------    --------
                                                238,367      211,966      93,330
                                             ----------     --------    --------
    Balance at end of year ...............   $1,068,435     $830,068    $618,102
                                             ==========     ========    ========
   ACCUMULATED DEPRECIATION (1):
    Balance at beginning of year .........   $  105,313     $ 85,031    $ 66,978
    Depreciation .........................       28,733       22,610      18,053
    Disposition of property ..............      (19,850)      (2,328)         --
                                             ----------     --------    --------
    Balance at end of year ...............   $  114,196     $105,313    $ 85,031
                                             ==========     ========    ========

(1) Includes only apartment communities and does not include fixed assets used in property development, construction and management of apartment communities.

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     Quarterly financial information for the years 1998 and 1997 are as follows (in thousands except per share data):



                                                                            YEAR ENDED DECEMBER 31, 1998
                                                                     -------------------------------------------
                                                                        FIRST     SECOND      THIRD     FOURTH
                                                                     ---------- ---------- ---------- ----------
      Revenues .....................................................  $33,239    $ 34,571   $ 38,256   $ 41,503
      Income before gain on sale of real estate assets, minority interest of unitholders in Operating Partnership and
       extraordinary items .........................................    6,892       7,137      7,892      7,406
      Gain on sale of real estate assets ...........................       --       8,731         --     28,417
      Minority interest of unitholders in Operating Partnership ....     (995)     (2,315)    (1,129)    (5,153)
      Extraordinary items ..........................................     (158)         --         --       (350)
      Net income ...................................................    5,739      13,553      6,763     30,320
      Income per share:
       Income before extraordinary items -- basic ..................     0.25        0.55       0.27       1.19
       Income before extraordinary items -- diluted ................     0.24        0.55       0.27       1.19
       Net income -- basic and diluted .............................     0.24        0.55       0.27       1.17


                                                                        YEAR ENDED DECEMBER 31, 1997
                                                                 -------------------------------------------
                                                                    FIRST     SECOND      THIRD     FOURTH
                                                                 ---------- ---------- ---------- ----------
      Revenues .................................................  $ 27,249   $ 28,103   $ 30,068   $ 31,257
      Income before gain on sale of real estate assets and
       minority interest of unitholders in Operating
       Partnership .............................................     6,928      6,856      6,948      6,836
      Gain on sale of real estate assets .......................        --      4,366         --         --
      Minority interest of unitholders in Operating Partnership     (1,052)    (1,729)    (1,031)    (1,006)
      Net income ...............................................     5,876      9,493      5,917      5,830
      Net income per share -- basic and diluted ................      0.26       0.41       0.25       0.25