Form 10-Q
period 1999-03-31
SUMMIT PROPERTIES INC
filed 1999-05-17
CIK 915773

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549



                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1999

                                      OR


         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


              For the transition period from -------  to -------


                        Commission file number 1-12792





                             SUMMIT PROPERTIES INC.
             (Exact name of registrant as specified in its charter)



                                ---------------

                  MARYLAND                          56-1857807
       (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)          Identification No.)
            212 S. TRYON STREET,
                 SUITE 500,
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

                28,456,774 shares outstanding as of May 3, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            SUMMIT PROPERTIES INC.
                                     INDEX



                                                                                                       PAGE
                                                                                                      -----
PART I    FINANCIAL INFORMATION
Item 1    Financial Statements
          Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998 (Unaudited) ........ 3
          Consolidated Statements of Earnings for the three months ended March 31, 1999 and
          1998 (Unaudited) .......................................................................... 4
          Consolidated Statement of Stockholders' Equity for the three months ended March 31,
          1999 (Unaudited) .......................................................................... 5
          Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and
          1998 (Unaudited) .......................................................................... 6
          Notes to Consolidated Financial Statements ................................................ 7
Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations ..... 14
Item 3    Quantitative and Qualitative Disclosure about Market Risk ................................. 27
PART II   OTHER INFORMATION
Item 6    Exhibits and Reports on Form 8-K .......................................................... 28
          Signatures ................................................................................ 29

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            SUMMIT PROPERTIES INC.


                          CONSOLIDATED BALANCE SHEETS


                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                                                        MARCH 31,    DECEMBER 31,
                                                                                          1999           1998
                                                                                     -------------- -------------
ASSETS
Real estate assets:
 Land and land improvements ........................................................   $  177,712    $  169,374
 Buildings and improvements ........................................................      876,589       836,054
 Furniture, fixtures and equipment .................................................       67,485        63,963
                                                                                       ----------    ----------
                                                                                        1,121,786     1,069,391
 Less: accumulated depreciation ....................................................     (123,354)     (115,128)
                                                                                       ----------    ----------
   Operating real estate assets ....................................................      998,432       954,263
 Construction in progress ..........................................................      120,778       137,145
                                                                                       ----------    ----------
   Net real estate assets ..........................................................    1,119,210     1,091,408
Cash and cash equivalents ..........................................................        3,473         2,837
Restricted cash ....................................................................       68,898        91,981
Deferred financing costs, net ......................................................        7,494         7,538
Other assets .......................................................................        3,979         4,900
                                                                                       ----------    ----------
Total assets .......................................................................   $1,203,054    $1,198,664
                                                                                       ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Notes payable .....................................................................   $  741,966    $  726,103
 Accrued interest payable ..........................................................        4,943         6,806
 Accounts payable and accrued expenses .............................................       18,886        32,745
 Dividends and distributions payable ...............................................       13,728        12,713
 Security deposits and prepaid rents ...............................................        4,467         4,188
                                                                                       ----------    ----------
   Total liabilities ...............................................................      783,990       782,555
                                                                                       ----------    ----------
Commitments and contingencies ......................................................
Minority interest ..................................................................       56,403        57,184
Stockholders' equity:
 Common stock, $.01 par value--100,000,000 authorized, 28,445,191 and 27,805,836
   shares issued and outstanding in 1999 and 1998, respectively ....................          284           278
 Preferred stock, $.01 par value--25,000,000 shares authorized, no shares issued and
   outstanding .....................................................................           --            --
 Additional paid-in capital ........................................................      452,404       442,132
 Accumulated deficit ...............................................................      (84,562)      (80,281)
 Unamortized restricted stock compensation .........................................         (831)         (728)
                                                                                       ----------    ----------
                                                                                          367,295       361,401
 Less employee notes receivable ....................................................       (4,634)       (2,476)
                                                                                       ----------    ----------
   Total stockholders' equity ......................................................      362,661       358,925
                                                                                       ----------    ----------
Total liabilities and stockholders' equity .........................................   $1,203,054    $1,198,664
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

                             SUMMIT PROPERTIES INC.


                      CONSOLIDATED STATEMENTS OF EARNINGS


               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)



                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                           -----------------------------
                                                                                                1999           1998
                                                                                           -------------- --------------
Revenues:
 Rental ..................................................................................  $    39,813    $    31,450
 Other property income ...................................................................        2,242          1,616
 Interest ................................................................................        1,035             98
 Other income ............................................................................           59             73
                                                                                            -----------    -----------
    Total revenues .......................................................................       43,149         33,237
                                                                                            -----------    -----------
Expenses:
 Property operating and maintenance:
   Personnel .............................................................................        3,074          2,429
   Advertising and promotion .............................................................          607            511
   Utilities .............................................................................        2,066          1,722
   Building repairs and maintenance ......................................................        1,964          2,073
   Real estate taxes and insurance .......................................................        4,478          3,469
   Depreciation ..........................................................................        8,253          6,540
   Property supervision ..................................................................          988            799
   Other operating expenses ..............................................................          819            631
                                                                                            -----------    -----------
                                                                                                 22,249         18,174
 Interest ................................................................................       10,497          7,298
 General and administrative ..............................................................        1,080            801
 Loss in equity investments:
   Summit Management Company .............................................................          316             72
   Real estate joint venture .............................................................            8             --
                                                                                            -----------    -----------
    Total expenses .......................................................................       34,150         26,345
                                                                                            -----------    -----------
Income before minority interest of unitholders in Operating Partnership and extraordinary
 items ...................................................................................        8,999          6,892
Minority interest of unitholders in Operating Partnership ................................       (1,218)          (995)
                                                                                            -----------    -----------
Income before extraordinary items ........................................................        7,781          5,897
Extraordinary items, net of minority interest of unitholders in Operating Partnership ....           --           (158)
                                                                                            -----------    -----------
Net income ...............................................................................  $     7,781    $     5,739
                                                                                            ===========    ===========
Per share data:
 Income before extraordinary items -- basic ..............................................  $      0.27    $      0.25
                                                                                            ===========    ===========
 Income before extraordinary items -- diluted ............................................  $      0.27    $      0.24
                                                                                            ===========    ===========
 Extraordinary items -- basic and diluted ................................................           --    $     (0.01)
                                                                                            ===========    ===========
 Net income -- basic and diluted .........................................................  $      0.27    $      0.24
                                                                                            ===========    ===========
 Dividends declared ......................................................................  $      0.42    $      0.41
                                                                                            ===========    ===========
 Weighted average common shares -- basic .................................................   28,327,194     24,059,066
                                                                                            ===========    ===========
 Weighted average common shares -- diluted ...............................................   28,332,772     24,088,333
                                                                                            ===========    ===========

                See notes to consolidated financial statements.

                            SUMMIT PROPERTIES INC.


                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                         ADDITIONAL                  RESTRICTED     EMPLOYEE
                                                COMMON     PAID IN    ACCUMULATED       STOCK         NOTES
                                                 STOCK     CAPITAL      DEFICIT     COMPENSATION   RECEIVABLE     TOTAL
                                               -------- ------------ ------------- -------------- ------------ -----------
Balance, December 31, 1998 ...................   $278     $442,132     $ (80,281)      $ (728)      $ (2,476)   $ 358,925
 Dividends ...................................     --           --       (12,063)          --             --      (12,062)
 Exercise of stock options ...................     --            1            --           --             --            1
 Issuance of restricted stock grants .........     --          239            --         (239)            --           --
 Amortization of restricted stock grants .....     --           --            --          136             --          136
 Proceeds from dividend and stock purchase
   plans .....................................      6        9,882            --           --             --        9,888
 Adjustment for minority interest in
   Operating Partnership .....................     --          150            --           --             --          150
 Issuance of employee notes receivable .......     --           --            --           --         (2,158)      (2,158)
 Net income ..................................     --           --         7,781           --             --        7,781
                                                 ----     --------     ---------       ------       --------    ---------
Balance, March 31, 1999 ......................   $284     $452,404     $ (84,562)      $ (831)      $ (4,634)   $ 362,661
                                                 ====     ========     =========       ======       ========    =========

                See notes to consolidated financial statements.

                             SUMMIT PROPERTIES INC.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                       -----------------------
                                                                                           1999        1998
                                                                                       ----------- -----------
Cash flows from operating activities:
 Net income ..........................................................................  $   7,781   $   5,739
 Adjustments to reconcile net income to net cash provided by operating activities:
   Extraordinary items ...............................................................         --         158
   Loss on equity method investments .................................................        324          72
   Depreciation and amortization .....................................................      8,720       6,930
   Decrease (increase) in restricted cash ............................................        625        (127)
   Decrease in other assets ..........................................................        534         137
   Decrease in accrued interest payable ..............................................     (1,863)     (1,912)
   (Decrease) increase in accounts payable and accrued expenses ......................     (3,217)      1,732
   Increase in security deposits and prepaid rents ...................................        279         436
   Minority interest of unitholders in Operating Partnership .........................      1,218         995
                                                                                        ---------   ---------
    Net cash provided by operating activities ........................................     14,401      14,160
                                                                                        ---------   ---------
Cash flows from investing activities:
 Construction of real estate assets, net of payables .................................    (33,483)    (26,595)
 Proceeds from disposal of Communities ...............................................     22,458          --
 Purchase of Communities .............................................................         --     (24,494)
 Capitalized interest ................................................................     (1,768)     (1,134)
 Recurring capital expenditures ......................................................     (1,039)       (843)
 Non-recurring capital expenditures, net of payables .................................       (891)     (1,245)
                                                                                        ---------   ---------
    Net cash used in investing activities ............................................    (14,723)    (54,311)
                                                                                        ---------   ---------
Cash flows from financing activities:
 Net (repayments) borrowings on line of credit .......................................     (7,500)     51,359
 Net borrowings on unsecured bonds ...................................................     24,749          --
 Repayments of mortgage debt .........................................................     (1,277)    (12,941)
 Repayments of tax exempt bonds ......................................................       (360)       (305)
 Dividends and distributions to unitholders ..........................................    (12,911)    (11,097)
 Exercise of stock options ...........................................................          1         499
 Decrease in advance proceeds from direct stock purchase plan ........................     (9,474)     (1,500)
 Proceeds from dividend and stock purchase plans .....................................      9,888      15,808
 Increase in employee notes receivable ...............................................     (2,158)       (902)
                                                                                        ---------   ---------
    Net cash provided by financing activities ........................................        958      40,921
                                                                                        ---------   ---------
Net increase in cash and cash equivalents ............................................        636         770
Cash and cash equivalents, beginning of period .......................................      2,837       3,563
                                                                                        ---------   ---------
Cash and cash equivalents, end of period .............................................  $   3,473   $   4,333
                                                                                        =========   =========
Supplemental disclosure of cash flow information -- Cash paid for interest, net of capitalized
 interest ............................................................................  $  12,117   $   8,900
                                                                                        =========   =========

                See notes to consolidated financial statements.

SUMMIT PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared by the management of Summit Properties Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's December 31, 1998 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

     The Company conducts significantly all of its business through Summit Properties Partnership, L.P. (the "Operating Partnership"). The Company is sole general partner and majority owner of the Operating Partnership.


     COMPREHENSIVE INCOME

     Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" (FAS 130), presents standards for the reporting and display of comprehensive income and its components. Besides net income, FAS 130 requires the reporting of other comprehensive income, defined as revenues, expenses, gains and losses that are not included in net income under generally accepted accounting principles. The Company has no items of other comprehensive income in the periods presented.


     DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES

     Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), presents standards for accounting for derivative instruments. FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company currently holds no derivative instruments and, accordingly, does not expect FAS 133 to have an effect on the Company's financial position and results of operations.


     CHANGE IN ACCOUNTING POLICY

     Effective January 1, 1999, the Company implemented prospectively a new accounting policy whereby expenditures for carpet are capitalized and depreciated over their estimated useful lives. Previously, carpets had been expensed. The Company believes that the newly adopted accounting policy is preferable as it is consistent with the standards and practices utilized by the majority of the Company's peers and provides a better matching of expenses with the related benefit of the expenditure. The change in accounting policy is being treated as a change in accounting estimate. The effect of the change in the accounting policy for carpet for the three months ended March 31, 1999 was an increase to net income by $293,000 or $0.01 per basic and diluted share.


     RECLASSIFICATIONS

     Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.


2. REAL ESTATE JOINT VENTURES

     The Company obtained a 25% interest in a joint venture named Station Hill, LLC, a North Carolina limited liability company ("Station Hill"), in exchange for the contribution of two communities in December, 1998. Station Hill also owns five apartment communities previously owned by the Company which were sold to Hollow Creek, LLC on December 16, 1998 and were concurrently contributed to Station Hill for a 75% joint venture interest. The Company's initial investment in Station Hill was reduced to zero when the Company eliminated the portion of the gain on disposal related to the percentage of joint venture ownership interest retained. Station Hill is accounted for on the equity method of accounting.

     The Company owns a 49% interest in each of two joint ventures ("Construction Projects"). Each joint venture is developing an apartment community which will be accounted for under the equity method of accounting. The projects are both under construction and had no operations as of March 31, 1999. The construction costs are being funded primarily through separate loans to each joint venture from unrelated third parties equal to 100% of the construction costs. During the construction period, in lieu of equity contribution to each of the respective joint ventures, the Company has under certain circumstances, subsequent to demand by the third party lenders, agreed to make contributions which would reduce the respective construction loan by an amount not to exceed 25% of the total construction loan amount. Any such contribution would be deemed to be all or a portion of the equity required to be contributed by the Company to the respective joint venture at the end of the construction and lease up period. The Company has the right to purchase its joint venture partner's interest after the projects are complete.

     The following is a condensed balance sheet for each of the real estate joint ventures at March 31, 1999 and an income statement for the three months ended March 31, 1999 for the Station Hill joint venture only as the Construction Projects had no operations during the period (in thousands):



                                                                       STATION    CONSTRUCTION
                                                                         HILL       PROJECTS
                                                                     ----------- -------------
        Cash and cash equivalents ..................................   $ 2,172      $    18
        Real estate assets other than construction in progress .....    90,914           --
        Construction in progress ...................................        --       18,686
        Other assets ...............................................       406           --
                                                                       -------      -------
         Total assets ..............................................   $93,492      $18,704
                                                                       =======      =======

        Mortgage payable ...........................................   $70,028      $    --
        Construction loan payable ..................................        --       15,146
        Construction liabilities payable ...........................        --        3,543
        Other liabilities ..........................................     1,060           --
        Partners' capital ..........................................    22,404           15
                                                                       -------      -------
         Total liabilities and partners' capital ...................   $93,492      $18,704
                                                                       =======      =======

        Revenues ...................................................   $ 2,915
        Expenses:
         Property operating ........................................     1,009
         Depreciation and amortization .............................       744
         Interest ..................................................     1,174
                                                                       -------
           Total expenses ..........................................     2,927
                                                                       -------
        Net loss ...................................................   $   (12)
                                                                       =======

3. NOTES PAYABLE

     The Company has established a program for the sale of up to $95 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance (the "MTN Program"). On March 18, 1999, the Company sold $25 million of notes under the MTN Program. Such notes are due on March 16, 2009 and bear interest at 7.59% per year. Proceeds from the notes issued were used to reduce the Company's unsecured line of credit. The Company has issued $80 million aggregated principal amount of Medium-Term Notes ($55 million of which was issued during 1998) of the $95 million aggregate principal amount of Medium-Term Notes registered in connection with the MTN Program.


4. RESTRICTED STOCK

     During the three months ended March 31, 1999 and 1998, the Company granted 14,181 and 4,842 shares, respectively, of restricted stock to employees under the Company's 1994 Stock Option and Incentive Plan. The market value of the restricted stock grants awarded in 1999 and 1998 totaled $239,000 and $101,000, respectively, which has been recorded as unamortized restricted stock compensation and is shown as a separate component of stockholders' equity. Unearned compensation is being amortized to expense over the vesting period which ranges from three to five years.

5. SUPPLEMENTAL CASH FLOW INFORMATION
     Non-cash investing and financing activities for the three months ended March 31, 1999 and 1998 are as follows:

   A. The Company purchased Summit St. Clair on March 6, 1998 by issuing 119,000 common units of limited partnership interest in the Operating Partnership ("Units"), assuming certain liabilities and paying cash. The recording of the purchase is summarized as follows (in thousands):


  Fixed assets ........................  $ 27,002
  Current liabilities assumed .........       (94)
  Value of Units issued ...............    (2,414)
                                         --------
  Cash invested .......................  $ 24,494
                                         ========

   B. The Company accrued a dividend and distribution payable in the amounts of $13.7 million and $11.7 million at March 31, 1999 and 1998, respectively.

   C. The Company issued 14,181 and 4,842 shares of restricted stock valued at $239,000 and $101,000 during the three months ended March 31, 1999 and 1998, respectively.


6. MINORITY INTEREST

     Minority interest consists of the following at March 31, 1999 and December 31, 1998 (in thousands):



                                                                        1999       1998
                                                                     ---------- ----------
        Minority interest of unitholders in Operating Partnership ..  $56,802    $57,587
        Minority interest in one operating community ...............     (399)      (403)
                                                                      -------    -------
                                                                      $56,403    $57,184
                                                                      =======    =======

     As of March 31, 1999, there were 32,881,933 Units outstanding of the Operating Partnership of which 28,445,191 or 86.5% were owned by the Company and 4,436,742, or 13.5%, were owned by other partners (including certain officers and directors of the Company).

     Proceeds from Common Stock issued by the Company are contributed to the Operating Partnership for an equivalent number of Units. Total Common Stock issued by the Company and contributed to the Operating Partnership for an equivalent number of Units was 639,000 and 823,000 shares valued at $10.9 million ($17.01 per share average) and $16.4 million ($19.95 per share average) for the three months ended March 31 1999 and 1998, respectively. No individual transaction significantly changed the Company's ownership percentage in the Operating Partnership. The Company's ownership percentage in the Operating Partnership was 86.5% and 85.4% as of March 31, 1999 and 1998, respectively.

     Under certain circumstances, the Company can issue shares of Common Stock in exchange for Units owned by other partners on a one-for-one basis. Shares exchanged are valued based upon the Company's market price per share at the date of the exchange. No units were exchanged for shares during the three month periods ended March 31, 1999 and 1998.

     Units issued for the purchase of the apartment community in 1998 were valued based upon the Company's market value price per share of Common Stock as the Units can be exchanged for shares on a one-for-one basis.


7. EXTRAORDINARY ITEMS

     The extraordinary items in the three months ended March 31, 1998 resulted from the write-off of deferred financing costs in conjunction with the replacement by the Company of its prior credit facility with a new credit facility as well as prepayment penalties on four mortgage notes which were repaid during the period. The extraordinary items are net of $27,000 which was allocated to the minority interest of unitholders in the Operating Partnership, calculated on the weighted average number of Units outstanding.

8. EARNINGS PER SHARE
     The only difference between "basic" and "diluted" weighted average shares is the dilutive effect of the Company's stock options outstanding (5,578 and 29,267 shares added to weighted shares outstanding for the three months ended March 31, 1999 and 1998, respectively).


9. COMMITMENTS

     The Company has ten development projects currently under construction representing a total estimated cost of $193.5 million. The estimated cost to complete the projects is $104.4 million at March 31, 1999.


10. BUSINESS SEGMENTS

     Effective December 31, 1998, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 131 establishes standards for the manner in which public enterprises report information about operating segments in financial statements. FAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of FAS 131 did not affect the Company's results of operations or financial position.

     The Company reports as a single business segment with activities related to the ownership, development, acquisition and management of "Class A" luxury garden apartments primarily in the southeastern, southwestern and mid-atlantic United States. The Company uses Funds from Operations ("FFO") as a performance measure. The Company computes FFO in accordance with the definition approved by the National Association of Real Estate Investment Trusts. Information for the apartment communities for the three months ended March 31, 1999 and 1998 is summarized below (dollars in thousands):


                                                         1999                                    1998
                                      ------------------------------------------ -------------------------------------
                                         APARTMENT    CORPORATE/                   APARTMENT   CORPORATE/
                                        OPERATIONS       OTHER         TOTAL      OPERATIONS     OTHER        TOTAL
                                      -------------- ------------ -------------- ------------ ----------- ------------
 Revenues:
 Rental and other ...................   $   42,055                  $   42,055     $ 33,066                 $ 33,066
 property income ....................
 Interest and other income ..........           --    $   1,094          1,094           --    $    171          171
                                        ----------    ---------     ----------     --------    --------     --------
 Total income .......................       42,055        1,094         43,149       33,066         171       33,237

 Operating expenses:
   Property operating expenses ......       13,996           --         13,996       11,634          --       11,634
   Interest .........................           --       10,497         10,497                    7,298        7,298
   General and administrative .......           --        1,080          1,080           --         801          801
   Depreciation -- other ............           --           27             27           --          19           19
   Loss on equity investments .......            8          316            324           --          72           72
                                        ----------    ---------     ----------     --------    --------     --------
   Total operating expenses .........       14,004       11,920         25,924       11,634       8,190       19,824
 Depreciation -- joint venture ......          183           --            183           --          --           --
                                        ----------    ---------     ----------     --------    --------     --------
 Funds from Operations ..............       28,234      (10,826)        17,408       21,432      (8,019)      13,413
 Depreciation -- apartments .........       (8,226)          --         (8,226)      (6,521)         --       (6,521)
 Depreciation--joint venture ........         (183)          --           (183)          --          --           --
 Extraordinary items ................           --           --             --           --        (158)        (158)
 Minority interest of unitholders
   in Operating Partnership .........           --       (1,218)        (1,218)          --        (995)        (995)
                                        ----------    ---------     ----------     --------    --------     --------
 Net income .........................   $   19,825    $ (12,044)    $    7,781     $ 14,911    $ (9,172)    $  5,739
                                        ==========    =========     ==========     ========    ========     ========
 Capital investments (1) ............   $   36,003    $      25     $   36,028     $ 55,861    $     13     $ 55,874
                                        ==========    =========     ==========     ========    ========     ========
 Assets .............................   $1,200,301    $   2,753     $1,203,054     $871,865    $  3,614     $875,479
                                        ==========    =========     ==========     ========    ========     ========

---------
(1) Capital investments includes cost during the year of the Company's developments and acquisitions as well as capital expenditures on existing properties.

11. SUBSEQUENT EVENTS
     PRIVATE PLACEMENT OF PREFERRED UNITS

     On April 29, 1999, the Operating Partnership completed a private placement of 3,400,000 of its 8.95% Series B Cumulative Redeemable Perpetual Preferred Units (the "Series B Preferred Units") to two institutional investors at a price of $25.00 per unit. The net proceeds of approximately $83 million were used to repay amounts outstanding under the Company's unsecured line of credit. In connection with such placement, the partnership agreement of the Operating Partnership was amended to provide for and to describe the rights of the holders of the Series B Preferred Units.

     Distributions on the Series B Preferred Units will be cumulative from the date of original issuance and payable quarterly on the last business day of each of March, June, September and December of each year commencing June 30, 1999, at an annual rate of 8.95% on the $25.00 original capital contribution per unit. Upon any voluntary or involuntary liquidation, dissolution or winding up of the Operating Partnership, the Series B Preferred Units will be entitled to a preferential distribution equal to the capital account attributable to such unit (initially $25.00 per unit), plus an amount equal to all accumulated, accrued and unpaid distributions. With respect to payment of distributions and amounts upon liquidation, the Series B Preferred Units will rank senior to any junior units, including the Operating Partnership's common units of limited partnership interest.

     On and after April 29, 2004, the Operating Partnership may redeem the Series B Preferred Units at its option, for cash at a redemption price equal to the redeemed holder's capital account (initially $25.00 per unit), plus an amount equal to all accumulated, accrued and unpaid distributions thereon to the date of redemption which such redemption may be in whole, at any time, or in part, at any time that all accumulated and unpaid distributions have been paid on all Series B Preferred Units for all periods up to and including such date of redemption. In lieu of cash, the Operating Partnership may elect to deliver, for any Series B Preferred Unit being redeemed, one share of 8.95% Series B Cumulative Redeemable Perpetual Preferred Shares of the Company (a "Series B Preferred Share"), which share shall have, as of the date of its issuance, a preference in an amount equal to all accumulated, accrued and unpaid distributions on the redeemed unit to the date of its redemption. The Series B Preferred Units are not subject to any mandatory redemption provisions. No sinking fund will be established for the retirement or redemption of the Series B Preferred Units.

     Holders of the Series B Preferred Units have the right to exchange Series B Preferred Units, in whole or in part (subject to certain exceptions and limitations), for shares of Series B Preferred Shares on a one-for-one basis. The exchange right is exercisable, in minimum amounts of 850,000 units, at the option of the holders of the Series B Preferred Units (i) at any time on or after April 29, 2009, (ii) at any time if full quarterly distributions shall not have been timely made for six quarters, whether or not consecutive, or
(iii) upon the occurrence of certain specified events related to the federal income tax treatment of the Operating Partnership or the Series B Preferred Units for federal income tax purposes.

     On April 29, 1999, the Company filed Articles Supplementary to its charter classifying and establishing the class of 3,400,000 Series B Preferred Shares and describing such Series B Preferred Shares and the rights of the holders thereof. The Company's Board of Directors has reserved such Series B Preferred Shares for issuance upon exchange of Series B Preferred Units. In general, the distribution and liquidation preferences and other rights of holders of Series B Preferred Shares and the Company's right to redeem Series B Preferred Shares are substantially similar to the related distribution and liquidation preferences and other rights of holders of Series B Preferred Units and the Operating Partnership's right to redeem Series B Preferred Units, except as set forth below.

     Neither the Series B Preferred Units nor the Series B Preferred Shares are convertible into or exchangeable for any other securities, except that (i) Series B Preferred Units may be exchanged for Series B Preferred Shares as described above and (ii) Series B Preferred Shares may be converted automatically into shares of Excess Stock (a separate class of stock into which shares in excess of the Company's stock ownership limit are automatically convertible) in order to ensure that the Company remains a qualified REIT for federal income tax purposes.

     Except as otherwise required by law, holders of the Series B Preferred Units have only the following voting rights: so long as any Series B Preferred Units remain outstanding, the Operating Partnership may not, without the affirmative vote of the holders of at least two-thirds of the Series B Preferred Units outstanding, (i) authorize or create, or increase the authorized or issued amount of, any class or series of Operating Partnership units ranking senior to the Series B Preferred Units, (ii) issue any class or series of Operating Partnership units ranking on parity with the Series B Preferred Units to an affiliate of the Operating Partnership ("Partnership Affiliate"), reclassify any Operating Partnership unit held by a Partnership Affiliate into any such parity unit, or issue any security or obligation with the right to purchase any such parity unit to a Partnership Affiliate unless such units are issued either (x) under terms no more favorable to such Partnership Affiliate than those that would be offered in an arm's length transaction to an unrelated party in the good faith determination of the Board of Directors of the Company or (y) in connection with the issuance of a corresponding class or series of preferred stock by the Company to parties who are not Partnership Affiliates or
(iii) either (a) consolidate, merge with or into, or transfer all or substantially all of its assets to another party, or (b) amend, alter or repeal provisions of the Operating Partnership's partnership agreement, in each case in a transaction or manner that would materially and adversely affect any power, special right, preference, privilege or voting power of the Series B Preferred Units or holders thereof.

     Holders of the Series B Preferred Shares will have substantially similar voting rights with respect to Series B Preferred Shares and the Company as holders of Series B Preferred Units have with respect to Series B Preferred Units, and the Operating Partnership as well as the following voting right: whenever (i) quarterly dividends in arrears (whether or not consecutive) on any Series B Preferred Shares and (ii) unpaid quarterly distributions attributable to Series B Preferred Units for which such Series B Preferred Shares were exchanged equals or exceeds six, the holders of the Series B Preferred Shares (voting separately as a class with all other series of stock which rank on a parity with the Series B Preferred Shares as to distributions and rights and upon which like voting rights have been conferred and are exercisable) will be entitled to vote for the election of a total of two additional directors of the Company until all dividends accumulated on such Series B Shares have been fully paid or declared and a sum sufficient for the payment thereof set aside for payment.

     The Company has entered into a registration rights agreement for the benefit of any holders of the Series B Preferred Shares pursuant to which such holders will have certain registration rights (the "Registration Rights Agreement"). Under the Registration Rights Agreement, following the earlier of April 29, 2009 or such date as all Series B Preferred Units are exchanged for Series B Preferred Shares (the "Registration Date"), upon request of a majority-in-interest of the holders of Series B Preferred Shares, the Company agreed (i) to file with the Securities and Exchange Commission (the "SEC") a Registration Statement (the "Two-year Shelf Registration Statement") providing for the resale of all of the Series B Preferred Shares (the "Registrable Securities") held by such holders, (ii) to use all commercially reasonable efforts to have such Two-year Shelf Registration Statement declared effective by the SEC as soon as practical thereafter and (iii) to use all commercially reasonable efforts to keep the Two-year Shelf Registration Statement continuously effective for a period of two years or such shorter period expiring when such Registrable Securities have been sold pursuant to such registration statement or are to be sold in compliance with Rule 144 (as promulgated by the SEC) without volume limitations. If, at any time, a shelf registration statement is not effective, upon receipt of a written request ("Registration Request") from holders holding Registrable Securities having an aggregate expected offering price of at least $10 million (or holders holding all remaining Registrable Securities), the Company agreed to use all commercially reasonable efforts to file with the SEC, within 45 days after receipt of such Registration Request, a registration statement ("Demand Registration Statement") for the sale of all Registrable Securities held by the requesting holders and keep such Demand Registration Statement continuously effective for one year following the date such Demand Registration Statement is declared effective or such shorter period expiring when such Registrable Securities have been sold pursuant to such registration statement or are to be sold in compliance with Rule 144 (as promulgated by the SEC) without volume limitations. The Company is required to file up to three Demand Registration Statements unless, under certain circumstances it delivers Series B Preferred Shares in lieu of cash in redemption of Series B Preferred Units, in which case it may be required to file additional Demand Registration Statements. Anytime the Company proposes to file a registration statement with respect to an offering solely for cash for the account of any of its security holders of any class of equity security and a Two-year Shelf Registration Statement has been requested but is not otherwise effective, then the Company may be required, under certain circumstances, to offer the holders of the Registrable Securities the opportunity to include such number of shares of Registrable Securities as each such holder may have otherwise required in connection with a Two-year Shelf Registration Statement.

     Pursuant to the Registration Rights Agreement, the Company has agreed to pay all expenses of effecting the registration of the Series B Preferred Shares (other than brokerage and underwriting commissions and taxes of any kind, certain legal fees and other expenses incurred by the holders of the Registrable Securities). The Company also has agreed to indemnify each holder of Registrable Securities and its officers, directors and any person who controls any holder of Registrable Securities against certain losses, claims, damages, liabilities and expenses arising under the securities laws in connection with any registration statement effected pursuant to the Registration Rights Agreement (a "Registration Statement"), subject to certain limitations. In addition, each holder of Registrable Securities has agreed to indemnify the Company, its directors and its officers who sign the Registration Statement, any underwriter and any person who controls the Company or such underwriter against all losses, claims, damages, liabilities and expenses, subject to certain limitations, arising under the securities laws insofar as such loss, claim, damage, liability or expense relates to written information furnished to the Company by such holder for use in the Registration Statement or prospectus or an amendment or supplement thereto.


     COMMON STOCK REPURCHASE PROGRAM

     One May 11, 1999, the Board of Directors of the Company authorized a common stock repurchase program pursuant to which the Company would be authorized to purchase up to $50 million of currently issued and outstanding common stock of the Company, par value $0.01 per share ("Common Stock"). Any repurchases will be made on the open market at prevailing prices. This authority may be exercised from time to time and in such amounts as market conditions warrant. The Company currently has approximately 28.5 million shares of Common Stock outstanding. Any purchases are intended to make appropriate adjustments to the Company's capital structure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including without limitation statements relating to development activities of the Company and the implementation of the Company's plan to address Year 2000 issues. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company's actual results and performance of development communities and the actual costs, progress and expenses with respect to its plan to address Year 2000 issues could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts ("REITs"), availability of capital, interest rates, construction delays due to unavailability of materials, weather conditions or other delays, competition, supply and demand for apartment communities in the Company's current and proposed market areas, expenses of or delays in the identification and upgrade or replacement by the Company of its non-Year 2000 compliant computer information systems and computer systems that do not relate to information technology, but include embedded technology, the Year 2000 compliance of vendors (including vendors of the Company's computer information systems and such as local and regional electricity, natural gas and telecommunications providers) or third party service providers (including the Company's primary bank and payroll processor), generally accepted accounting principles, policies and guidelines applicable to REITs, and those factors discussed in the section entitled "Development Activity -- Certain Factors Affecting the Performance of Development Communities" and in the section entitled "Year 2000" on page 23 of this Form 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

     The following discussion should be read in conjunction with the Consolidated Financial Statements of Summit Properties Inc. and the Notes thereto appearing elsewhere herein.


HISTORICAL RESULTS OF OPERATIONS

     The Company's net income is generated primarily from operations of its apartment communities (the "Communities"). The changes in operating results from period to period reflect changes in existing Community performance and increases in the number of apartment homes due to development and acquisition of new Communities. Where appropriate, comparisons are made on a "fully stabilized Communities," "acquisition Communities," "stabilized development Communities" and "Communities in lease-up" basis in order to adjust for changes in the number of apartment homes. A Community is deemed to be "stabilized" when it has attained a physical occupancy level of at least 93%. A Community which the Company has acquired is deemed fully stabilized when owned by the Company for one year or more as of the beginning of the year. A Community which the Company has developed is deemed "fully stabilized" when stabilized for the two prior years as of the beginning of the current year. A Community is deemed to be a "stabilized development" when stabilized as of the beginning of the current year but not the entire two prior years. All Communities information presented is before real estate depreciation and amortization expense. Communities' average physical occupancy presented is defined as the number of apartment homes occupied divided by the total number of apartment homes contained in the Communities, expressed as a percentage. Average physical occupancy has been calculated using the average of the occupancy that existed on Sunday during each week of the period. Average monthly rental revenue presented represents the average monthly net rental revenue per occupied apartment home. The Company's methodology for calculating average physical occupancy and average monthly rental revenue may differ from the methodology used by other equity REITs and, accordingly, may not be comparable to such other REITs.

     Effective January 1, 1999, the Company implemented prospectively a new accounting policy whereby expenditures for carpet are capitalized and depreciated over their estimated useful lives. Previously, carpets had been expensed. The Company believes that the newly adopted accounting policy is preferable as it is consistent with standards and practices utilized by the majority of the Company's peers and provides a better matching of expenses with the related benefit of the expenditure. The change in accounting policy is being treated as a change in accounting estimate. The effect of the change in the accounting policy for carpet for the three months ended March 31, 1999 was an increase to net income by $293,000 (income before minority interest of unitholders increased by $339,000). Comparative property operating information for the three months ended March 31, 1998 has been adjusted to reflect the 1999 change in accounting policy.


     RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     For the three months ended March 31, 1999, income before minority interest and extraordinary items increased $2.1 million to approximately $9.0 million from the three months ended March 31, 1998.


OPERATING PERFORMANCE OF THE COMPANY'S PORTFOLIO OF COMMUNITIES

     The operating performance of the Communities for the three months ended March 31, 1999 and 1998 is summarized below (dollars in thousands):



                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                        ---------------------------------
                                                           1999       1998      % CHANGE
                                                        ---------- ---------- -----------
Property revenues:
 Fully stabilized communities .........................  $23,958    $22,877         4.7%
 Acquisition communities ..............................    9,031        335      2595.8%
 Stabilized development communities ...................    5,981      4,872        22.8%
 Communities in lease-up ..............................    3,085        303       918.2%
 Communities sold .....................................       --      4,679      -100.0%
                                                         -------    -------
Total property revenues ...............................   42,055     33,066        27.2%
                                                         -------    -------
Property operating and maintenance expense:
 Fully stabilized communities .........................    8,105      7,859         3.1%
 Acquisition communities ..............................    3,075         90      3316.7%
 Stabilized development communities ...................    1,894      1,531        23.7%
 Communities in lease-up ..............................      922        114       708.8%
 Communities sold .....................................       --      1,702      -100.0%
 Effect of change in accounting policy ................       --        338      -100.0%
                                                         -------    -------
Total property operating and maintenance expense ......   13,996     11,634        20.3%
                                                         -------    -------
Property operating income .............................  $28,059    $21,432        30.9%
                                                         =======    =======
Apartment homes, end of period ........................   18,281     15,316        19.4%
                                                         =======    =======

A summary of the Company's apartment homes for the three months ended March 31, 1999 and 1998 is as follows:



                                                                1999      1998
                                                              -------- ---------
Apartment homes at January 1 ................................  18,001   14,980
Developments which began rental operations during the period      280       --
Acquisitions ................................................      --      336
                                                               ------   ------
Apartment homes at March 31 .................................  18,281   15,316
                                                               ======   ======

OPERATING PERFORMANCE OF THE COMPANY'S FULLY STABILIZED COMMUNITIES

     The operating performance of the 43 Communities stabilized since January 1, 1997 in each of the three months ended March 31, 1999 and 1998, respectively, are summarized below (dollars in thousands except average monthly rental revenue):



                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                        -----------------------------------
                                                            1999         1998      % CHANGE
                                                        ------------ ------------ ---------
Property revenues:
 Rental ...............................................   $ 22,609     $ 21,761       3.9%
 Other ................................................      1,349        1,116      20.9%
                                                          --------     --------
Total property revenues ...............................     23,958       22,877       4.7%
                                                          --------     --------
Property operating and maintenance expense:
 Personnel ............................................      1,701        1,647       3.3%
 Advertising and promotion ............................        316          313       1.0%
 Utilities ............................................      1,194        1,181       1.1%
 Building repairs and maintenance (1) .................      1,394        1,283       8.7%
 Real estate taxes and insurance ......................      2,413        2,411       0.1%
 Property supervision .................................        591          567       4.2%
 Other operating expense ..............................        496          457       8.5%
                                                          --------     --------
Total property operating and maintenance expense ......      8,105        7,859       3.1%
                                                          --------     --------
Property operating income .............................   $ 15,853     $ 15,018       5.6%
                                                          ========     ========
Average physical occupancy ............................       93.9%        92.4%      1.5%
                                                          ========     ========
Average monthly rental revenue ........................   $    798     $    779       2.5%
                                                          ========     ========
Number of apartment homes .............................     10,272       10,272
                                                          ========     ========

---------
(1) Effective January 1, 1999, the Company implemented prospectively a new accounting policy whereby expenditures for carpets are capitalized. Previously, carpets had been expensed. The change in accounting policy has been treated as a change in accounting estimate and, accordingly, 1998 has not been restated to reflect the change. However, for comparative purposes only, building repairs and maintenance cost for the three months ended March 31, 1998 has been adjusted in the table to reflect the new policy. Carpet replacement costs were $300,000 and $257,000 for the three months ended March 31, 1999 and 1998, respectively.

     The increase in rental revenue from fully stabilized Communities was primarily the result of increases in average rental rates and increased occupancy. The higher revenues were primarily in the Company's Sarasota, Florida, Washington, DC and Midwest markets. The increase in property operating and maintenance was due primarily to an increase in building repairs and maintenance costs. As a percentage of total property revenue, property operating and maintenance expenses decreased for the three months March 31, 1998 and 1999 from 34.4% to 33.8%, respectively.

OPERATING PERFORMANCE OF THE COMPANY'S ACQUISITION COMMUNITIES

     Acquisition Communities consist of Summit St. Clair (acquired effective March 1, 1998), Summit Club at Dunwoody (acquired May 22, 1998), Summit Lenox (acquired July 8, 1998) and a portfolio of seven Communities acquired from Ewing Industries, Inc. and its affiliates (acquired November 3, 1998). The operations of these Communities for the three months ended March 31, 1999 and 1998 are summarized as follows (dollars in thousands except average monthly rental revenue):



                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                        ----------------------
                                                            1999       1998
                                                        ----------- ----------
   Property revenues:
    Rental revenues ...................................   $ 8,660    $   322
    Other property revenue ............................       371         13
                                                          -------    -------
   Total property revenues ............................     9,031        335
                                                          -------    -------
   Property operating and maintenance expense .........     3,075         90
                                                          -------    -------
   Property operating income ..........................   $ 5,956    $   245
                                                          =======    =======
   Average physical occupancy .........................      93.0%      97.1%
                                                          =======    =======
   Average monthly rental revenue (1) .................   $   876    $   946
                                                          =======    =======
   Number of apartment homes ..........................     3,557        336
                                                          =======    =======

---------
(1) Average 1999 monthly rental revenue for Summit St. Clair (the only Community owned as of March 31, 1998) was $985, representing a 4.1% increase from 1998.

     The unleveraged yield on investment for the acquisition Communities, defined as property operating income for the three months ended March 31, 1999 on an annualized basis over total acquisition cost, was 8.97%.


OPERATING PERFORMANCE OF THE COMPANY'S STABILIZED DEVELOPMENT COMMUNITIES

     The Company had nine development Communities (Summit Ballantyne I, Summit Sedgebrook I, Summit on the River, Summit Lake I, Summit Norcroft II, Summit Stonefield, Summit Russett, Summit Fairways and Summit Plantation II) which were stabilized during the entire three months ended March 31, 1999 but were stabilized subsequent to January 1, 1997. The operating performance of these nine Communities for the three months ended March 31, 1999 and 1998 is summarized below (dollars in thousands except average monthly rental revenue):



                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                        -----------------------
                                                            1999        1998
                                                        ----------- -----------
   Property revenues:
    Rental revenues ...................................   $ 5,639     $ 4,593
    Other property revenue ............................       342         279
                                                          -------     -------
   Total property revenues ............................     5,981       4,872
                                                          -------     -------
   Property operating and maintenance expense .........     1,894       1,531
                                                          -------     -------
   Property operating income ..........................   $ 4,087     $ 3,341
                                                          =======     =======
   Average physical occupancy .........................      94.1%       79.4%
                                                          =======     =======
   Average monthly rental revenue .....................   $   919     $   889
                                                          =======     =======
   Number of apartment homes ..........................     2,212       2,212
                                                          =======     =======

     The unleveraged yield on investment for the stabilized development Communities, defined as property operating income for the three months ended March 31, 1999 on an annualized basis over total development cost, was 10.16%.

OPERATING PERFORMANCE OF THE COMPANY'S COMMUNITIES IN LEASE-UP

     The Company had nine Communities in lease-up during the three months ended March 31, 1999. A Community in lease-up is defined as one which has commenced rental operations but was not stabilized as of the beginning of the current year. A summary of the nine Communities in lease-up as of March 31, 1999 is as follows (dollars in thousands):



                                                               TOTAL        ACTUAL/                                 % LEASED
                                                 NUMBER OF    ACTUAL/     ANTICIPATED      ACTUAL/       Q1 1999      AS OF
                                                 APARTMENT   ESTIMATED   CONSTRUCTION    ANTICIPATED     AVERAGE    MARCH 31,
COMMUNITY                                          HOMES        COST      COMPLETION    STABILIZATION   OCCUPANCY     1999
----------------------------------------------- ----------- ----------- -------------- --------------- ----------- ----------
Summit Ballantyne II -- Charlotte, NC .........      154     $ 10,200      Q4 1998        Q1 1999          89.98%     94.50%
Summit New Albany I -- Fairfax, VA ............      301       23,900      Q4 1998        Q3 1999          62.60%     68.40%
Summit Fair Lakes I -- Fairfax, VA ............      370       33,200      Q1 1999        Q2 1999          70.49%     83.80%
Summit Governor's Village -- Chapel Hill, NC ..      242       16,800      Q1 1999        Q2 1999          64.53%     71.50%
Summit Lake II -- Raleigh, NC (1) .............      144       10,200      Q2 1999        Q3 1999          14.08%     26.40%
Summit Doral -- Miami, FL (1) .................      260       22,800      Q2 1999        Q3 1999          36.12%     50.40%
Summit Westwood -- Raleigh, NC (1) ............      354       24,400      Q3 1999        Q4 1999          31.36%     39.00%
Summit Sedgebrook II -- Charlotte, NC (1) .....      120        7,800      Q3 1999        Q1 2000           3.39%      9.20%
Summit Fair Lakes II -- Fairfax, VA (1) (2) ...      160       14,200      Q3 1999        Q1 2000          N/A        N/A
                                                     ---     --------
                                                   2,105     $163,500
                                                   =====     ========

---------
(1) The related assets of such properties are included in the Construction in Progress category at March 31, 1999.

(2) Summit Fair Lakes II had begun leasing apartments for April, 1999 move-ins as of March 31, 1999.

     Summit Fairview (135 apartment homes) is an existing property which is undergoing a major renovation. The renovation includes upgrades of the interior of the apartment units (new cabinets, fixtures and other interior upgrades) as well as exterior painting and upgrades to the parking lots and landscaping. The renovation will require certain apartment homes to be unavailable for rent over the course of the renovation. The operations of Summit Fairview are included in lease-up Communities results due to the renovation work.


OPERATING PERFORMANCE OF SUMMIT MANAGEMENT COMPANY

     The operating performance of Summit Management Company (the "Management Company") and its wholly-owned subsidiary, Summit Apartment Builders Inc. (the "Construction Company"), for the three months ended March 31, 1999 and 1998 is summarized below (dollars in thousands):



                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                   -------------------
                                                      1999      1998
                                                   --------- ---------
   Revenue .......................................  $1,832    $1,458
   Expenses:
    Operating ....................................   1,927     1,324
    Depreciation .................................      73        59
    Amortization .................................      73        72
    Interest .....................................      75        75
                                                    ------    ------
    Total expenses ...............................   2,148     1,530
                                                    ------    ------
   Net loss of Summit Management Company .........  $ (316)   $  (72)
                                                    ======    ======

     The increase in revenue for the three month period was primarily a result of higher revenues from managing the Company's Communities and higher revenues from construction activity. The increase in operating expenses was a result of increased construction activities and increased cost at the Management Company. The increase in Management Company costs were primarily due to increased personnel in order to better support the Company's growth objectives including improving the operating performance of its stabilized Communities. In addition, personnel dedicated to information systems increased.

     Property management fees include $324,000 and $300,000 of fees from third parties for the three months ended March 31, 1999 and 1998, respectively. Property management fees from third parties as a percentage of total property management revenues were 22.2% and 26.2% for the three months ended March 31, 1999 and 1998, respectively. The Company expects third party management revenue as a percentage of total property management revenues to continue to decline as revenues from the Company's Communities continue to increase.

     All of the Construction Company's revenues are from contracts with the Company.


OTHER INCOME AND EXPENSES

     Interest income increased by $937,000 to $1.0 million in 1999 compared to 1998, primarily due to interest earned on proceeds from property sales placed in escrow in accordance with like-kind exchange income tax regulations.

     Interest expense, including amortization of deferred financing costs, increased by $3.2 million for the three months ended March 31, 1999 compared with the similar period in 1998. This increase was primarily the result of an increase of $255.7 million in the Company's average indebtedness outstanding. Effective interest cost decreased by .25% (6.75% to 6.50%) for the three months ended March 31, 1999.

     Depreciation expense increased $1.7 million or 26.2% for the three months ended March 31, 1999 compared with the similar period in 1998, primarily due to depreciation on recently acquired or developed Communities, offset by reduction in depreciation related to Communities sold.

     General and administrative expenses increased $279,000 or 34.8% for the three months ended March 31, 1999, primarily due to increased compensation costs and expenses related to the Company's overall growth. As a percentage of revenues, general and administrative expenses were 2.5% and 2.4% for the three months ended March 31, 1999 and 1998.


LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY

     The Company's net cash provided by operating activities increased from $14.2 million for the three months ended March 31, 1998 to $14.4 million for the same period in 1999, primarily due to a $6.6 million increase in property operating income and a $937,000 increase in interest income offset by a $3.2 million increase in interest paid and a decrease in the change in accounts payable and accrued expenses. The increase in interest income was due to interest earned on property sales placed in escrow in accordance with like-kind exchange income tax regulations. The increase in interest paid was primarily due to an increase in the average indebtedness outstanding. The decrease in accounts payable and accrued expenses was primarily due to timing of property tax payments and the payment of certain liabilities assumed in conjunction with the Company's Community acquisitions during the fourth quarter of 1998.

     Net cash used in investing activities decreased from $54.3 million for the three months ended March 31, 1998 to $14.7 million for the same period in 1999 due to a decrease in the acquisition of Communities and higher proceeds from sale of Communities, partially offset by an increase in the construction of Communities. Property sale proceeds in 1998 were placed in escrow in accordance with like-kind exchange income tax regulations. Proceeds from the sale of Communities in 1999 represents funds expended from these like-kind exchange escrows. In the event the proceeds from these property sales are not fully invested in qualified like-kind property during the required time period, a special distribution may be made or company level tax may be incurred.

     Net cash provided by financing activities decreased from $40.9 million for the three months ended March 31, 1998 to $1.0 million for the same period in 1999, primarily due to a decrease in borrowings from the Company's credit facility, a decrease in repayment of mortgage debt, higher dividend and distributions to unitholders, a decrease in equity proceeds from the Company's dividend reinvestment and stock purchase plans and an increase in issuances of notes receivable from employees offset by higher borrowings from unsecured bonds. Financing activities during 1999 included $7.5 million in net repayment on the Company's Unsecured Credit Facility (as hereinafter defined) and $24.8 million in net proceeds from the borrowings on unsecured bonds.

     The ratio of earnings to fixed charges was 1.58 for the three months ended March 31, 1999 compared to 1.68 for the three months ended March 31, 1998. The decrease is primarily due to increased interest charges as discussed in "Historical Results of Operations -- Other Income and Expenses" above.

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

     The Company's outstanding indebtedness at March 31, 1999 totaled $742.0 million. This amount includes approximately $269.5 million in fixed rate conventional mortgages, $51.4 million of variable rate tax-exempt bonds, $266.0 million of unsecured notes, $9.1 million of tax-exempt fixed rate loans, and $146.0 million under the Unsecured Credit Facility (as hereinafter defined).

     The Company repaid four mortgage notes with a balance of $11.9 million during the first quarter of 1998. The mortgage notes had an 8% interest rate and were repaid from the borrowings under the Company's credit facility.

     The Company expects to meet its short-term liquidity requirements (i.e., liquidity requirements arising within 12 months) including recurring capital expenditures relating to maintaining its existing properties, generally through its working capital, net cash provided by operating activities and borrowings under its line of credit. The Company considers its cash provided by operating activities to be adequate to meet operating requirements and payments of dividends and distributions. The Company expects to meet its long-term liquidity requirements (i.e., liquidity requirements arising after 12 months), such as scheduled mortgage debt maturities, property acquisitions, financing of construction and development activities and other non-recurring capital improvements, through the issuance of unsecured notes and equity securities, from undistributed Funds from Operations (see page 26), from proceeds received from the disposition of certain properties and in connection with the acquisition of land or improved property, and through the issuance of Units.


     LINE OF CREDIT

     The Company has a syndicated unsecured line of credit (the "Unsecured Credit Facility") in the amount of $200 million. The Unsecured Credit Facility provides funds for new development, acquisitions and general working capital purposes. The Unsecured Credit Facility has a three year term with two one-year extension options and will initially bear interest at LIBOR+90 basis points based upon the Company's current credit rating of BBB- by Standard & Poor's Rating Services and Baa3 by Moody's Investors Service. The interest rate will be reduced in the event an upgrade of the Company's unsecured credit rating is obtained. The Unsecured Credit Facility also provides a bid option sub-facility equal to a maximum of fifty percent of the total facility ($100.0 million). This sub-facility provides the Company with the option to place borrowings in a fixed LIBOR contract up to 180 days.


     MEDIUM-TERM NOTES

     The Company has established a program for the sale of up to $95 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance (the "MTN Program"). On March 18, 1999, the Company sold $25 million of notes under the MTN Program. Such notes are due on March 16, 2009 and bear interest at 7.59% per year. Proceeds from the notes issued were used to reduce the Unsecured Credit Facility. The Company has issued $80 million aggregate principal amount of Medium-Term Notes ($55 million of which was issued during 1998) of the $95 million aggregate principal amount of Medium-Term Notes registered in connection with the MTN Program.


     PRIVATE PLACEMENT OF PREFERRED UNITS

     On April 29, 1999, the Operating Partnership completed a private placement of 3,400,000 of its 8.95% Series B Cumulative Redeemable Perpetual Preferred Units (the "Series B Preferred Units") to two institutional investors at a price of $25.00 per unit. The net proceeds of approximately $83 million were used to repay amounts outstanding under the Unsecured Credit Facility. In connection with such placement, the partnership agreement of the Operating Partnership was amended to provide for and to describe the rights of the holders of the Series B Preferred Units.

     Distributions on the Series B Preferred Units will be cumulative from the date of original issuance and payable quarterly on the last business day of each of March, June, September and December of each year commencing June 30, 1999, at an annual rate of 8.95% on the $25.00 original capital contribution per unit. Upon any voluntary or involuntary liquidation, dissolution or winding up of the Operating Partnership, the Series B Preferred Units will be entitled to a preferential distribution equal to the capital account attributable to such unit (initially $25.00 per unit), plus an amount equal to all accumulated, accrued and unpaid distributions. With respect to payment of distributions and amounts upon liquidation, the Series B Preferred Units will rank senior to any junior units, including the Operating Partnership's common units of limited partnership interest.

     On and after April 29, 2004, the Operating Partnership may redeem the Series B Preferred Units at its option, for cash at a redemption price equal to the redeemed holder's capital account (initially $25.00 per unit), plus an amount equal to all accumulated, accrued and unpaid distributions thereon to the date of redemption which such redemption may be in whole, at any time, or in part, at any time that all accumulated and unpaid distributions have been paid on all Series B Preferred Units for all periods up to and including such date of redemption. In lieu of cash, the Operating Partnership may elect to deliver, for any Series B Preferred Unit being redeemed, one share of 8.95% Series B Cumulative Redeemable Perpetual Preferred Shares of the Company (a "Series B Preferred Share"), which share shall have, as of the date of its issuance, a preference in an amount equal to all accumulated, accrued and unpaid distributions on the redeemed unit to the date of its redemption. The Series B Preferred Units are not subject to any mandatory redemption provisions. No sinking fund will be established for the retirement or redemption of the Series B Preferred Units.

     Holders of the Series B Preferred Units have the right to exchange Series B Preferred Units, in whole or in part (subject to certain exceptions and limitations), for shares of Series B Preferred Shares on a one-for-one basis. The exchange right is exercisable, in minimum amounts of 850,000 units, at the option of the holders of the Series B Preferred Units (i) at any time on or after April 29, 2009, (ii) at any time if full quarterly distributions shall not have been timely made for six quarters, whether or not consecutive, or
(iii) upon the occurrence of certain specified events related to the federal income tax treatment of the Operating Partnership or the Series B Preferred Units for federal income tax purposes.

     On April 29, 1999, the Company filed Articles Supplementary to its charter classifying and establishing the class of 3,400,000 Series B Preferred Shares and describing such Series B Preferred Shares and the rights of the holders thereof. The Company's Board of Directors has reserved such Series B Preferred Shares for issuance upon exchange of Series B Preferred Units. In general, the distribution and liquidation preferences and other rights of holders of Series B Preferred Shares and the Company's right to redeem Series B Preferred Shares are substantially similar to the related distribution and liquidation preferences and other rights of holders of Series B Preferred Units and the Operating Partnership's right to redeem Series B Preferred Units, except as set forth below.

     Neither the Series B Preferred Units nor the Series B Preferred Shares are convertible into or exchangeable for any other securities, except that (i) Series B Preferred Units may be exchanged for Series B Preferred Shares as described above and (ii) Series B Preferred Shares may be converted automatically into shares of Excess Stock (a separate class of stock into which shares in excess of the Company's stock ownership limit are automatically convertible) in order to ensure that the Company remains a qualified REIT for federal income tax purposes.

     Except as otherwise required by law, holders of the Series B Preferred Units have only the following voting rights: so long as any Series B Preferred Units remain outstanding, the Operating Partnership may not, without the affirmative vote of the holders of at least two-thirds of the Series B Preferred Units outstanding, (i) authorize or create, or increase the authorized or issued amount of, any class or series of Operating Partnership units ranking senior to the Series B Preferred Units, (ii) issue any class or series of Operating Partnership units ranking on parity with the Series B Preferred Units to an affiliate of the Operating Partnership ("Partnership Affiliate"), reclassify any Operating Partnership unit held by a Partnership Affiliate into any such parity unit, or issue any security or obligation with the right to purchase any such parity unit to a Partnership Affiliate unless such units are issued either (x) under terms no more favorable to such Partnership Affiliate than those that would be offered in an arm's length transaction to an unrelated party in the good faith determination of the Board of Directors of the Company or (y) in connection with the issuance of a corresponding class or series of preferred stock by the Company to parties who are not Partnership Affiliates or (iii) either (a) consolidate, merge with or into, or transfer all or substantially all of its assets to another party, or
(b) amend, alter or repeal provisions of the Operating Partnership's partnership agreement, in each case in a transaction or manner that would materially and adversely affect any power, special right, preference, privilege or voting power of the Series B Preferred Units or holders thereof.

     Holders of the Series B Preferred Shares will have substantially similar voting rights with respect to Series B Preferred Shares and the Company as holders of Series B Preferred Units have with respect to Series B Preferred Units, and the Operating Partnership as well as the following voting right: whenever (i) quarterly dividends in arrears (whether or not consecutive) on any Series B Preferred Shares and (ii) unpaid quarterly distributions attributable to Series B Preferred Units for which such Series B Preferred Shares were exchanged equals or exceeds six, the holders of the Series B Preferred Shares (voting separately as a class with all other series of stock which rank on a parity with the Series B Preferred Shares as to distributions and rights and upon which like voting rights have been conferred and are exercisable) will be entitled to vote for the election of a total of two additional directors of the Company until all dividends accumulated on such Series B Shares have been fully paid or declared and a sum sufficient for the payment thereof set aside for payment.

     The Company has entered into a registration rights agreement for the benefit of any holders of the Series B Preferred Shares pursuant to which such holders will have certain registration rights (the "Registration Rights Agreement"). Under the Registration Rights Agreement, following the earlier of April 29, 2009 or such date as all Series B Preferred Units are exchanged for Series B Preferred Shares (the "Registration Date"), upon request of a majority-in-interest of the holders of Series B Preferred Shares, the Company agreed (i) to file with the Securities and Exchange Commission (the "SEC") a Registration Statement (the "Two-year Shelf Registration Statement") providing for the resale of all of the Series B Preferred

Shares (the "Registrable Securities") held by such holders, (ii) to use all commercially reasonable efforts to have such Two-year Shelf Registration Statement declared effective by the SEC as soon as practical thereafter and
(iii) to use all commercially reasonable efforts to keep the Two-year Shelf Registration Statement continuously effective for a period of two years or such shorter period expiring when such Registrable Securities have been sold pursuant to such registration statement or are to be sold in compliance with Rule 144 (as promulgated by the SEC) without volume limitations. If, at any time, a shelf registration statement is not effective, upon receipt of a written request ("Registration Request") from holders holding Registrable Securities having an aggregate expected offering price of at least $10 million (or holders holding all remaining Registrable Securities), the Company agreed to use all commercially reasonable efforts to file with the SEC, within 45 days after receipt of such Registration Request, a registration statement ("Demand Registration Statement") for the sale of all Registrable Securities held by the requesting holders and keep such Demand Registration Statement continuously effective for one year following the date such Demand Registration Statement is declared effective or such shorter period expiring when such Registrable Securities have been sold pursuant to such registration statement or are to be sold in compliance with Rule 144 (as promulgated by the SEC) without volume limitations. The Company is required to file up to three Demand Registration Statements unless, under certain circumstances it delivers Series B Preferred Shares in lieu of cash in redemption of Series B Preferred Units, in which case it may be required to file additional Demand Registration Statements. Anytime the Company proposes to file a registration statement with respect to an offering solely for cash for the account of any of its security holders of any class of equity security and a Two-year Shelf Registration Statement has been requested but is not otherwise effective, then the Company may be required, under certain circumstances, to offer the holders of the Registrable Securities the opportunity to include such number of shares of Registrable Securities as each such holder may have otherwise required in connection with a Two-year Shelf Registration Statement.

     Pursuant to the Registration Rights Agreement, the Company has agreed to pay all expenses of effecting the registration of the Series B Preferred Shares (other than brokerage and underwriting commissions and taxes of any kind, certain legal fees and other expenses incurred by the holders of the Registrable Securities). The Company also has agreed to indemnify each holder of Registrable Securities and its officers, directors and any person who controls any holder of Registrable Securities against certain losses, claims, damages, liabilities and expenses arising under the securities laws in connection with any registration statement effected pursuant to the Registration Rights Agreement (a "Registration Statement"), subject to certain limitations. In addition, each holder of Registrable Securities has agreed to indemnify the Company, its directors and its officers who sign the Registration Statement, any underwriter and any person who controls the Company or such underwriter against all losses, claims, damages, liabilities and expenses, subject to certain limitations, arising under the securities laws insofar as such loss, claim, damage, liability or expense relates to written information furnished to the Company by such holder for use in the Registration Statement or prospectus or an amendment or supplement thereto.


     COMMON STOCK REPURCHASE PROGRAM

     One May 11, 1999, the Board of Directors of the Company authorized a common stock repurchase program pursuant to which the Company would be authorized to purchase up to $50 million of currently issued and outstanding common stock of the Company, par value $0.01 per share ("Common Stock"). Any repurchases will be made on the open market at prevailing prices. This authority may be exercised from time to time and in such amounts as market conditions warrant. The Company currently has approximately 28.5 million shares of Common Stock outstanding. Any purchases are intended to make appropriate adjustments to the Company's capital structure.


     PROPERTIES BEING MARKETED FOR SALE

     At March 31, 1999, the Company had six apartment Communities for sale with a net book value of approximately $52.2 million. The Company does not anticipate incurring a loss on any individual apartment Community sale. Proceeds from the sale of the Communities will be used to fund future development. The six apartment Communities held for sale represented approximately 5.7% of property operating income for the Company for the three ended March 31, 1999.

DEVELOPMENT ACTIVITY

     The Company's construction in progress at March 31, 1999 is summarized as follows (dollars in thousands):



                                                                  TOTAL                 ESTIMATED   ANTICIPATED
                                                    APARTMENT   ESTIMATED    COST TO     COST TO    CONSTRUCTION
COMMUNITY                                             HOMES       COSTS        DATE      COMPLETE    COMPLETION
-------------------------------------------------- ----------- ----------- ----------- ----------- -------------
Summit Lake II -- Raleigh, NC (1) ................      144     $ 10,200    $  9,006    $  1,194      Q2 1999
Summit Doral -- Miami, FL (1) ....................      260       22,800      18,894       3,906      Q2 1999
Summit Westwood -- Raleigh, NC (1) ...............      354       24,400      22,089       2,311      Q3 1999
Summit Fair Lakes II -- Fairfax, VA (1) ..........      160       14,200       9,649       4,551      Q3 1999
Summit Sedgebrook II -- Charlotte, NC (1) ........      120        7,800       5,861       1,939      Q3 1999
Summit New Albany II -- Columbus, Ohio ...........      127        9,800       1,923       7,877      Q4 1999
Summit Largo -- Largo, MD ........................      217       18,000       6,598      11,402      Q1 2000
Summit Hunter's Creek -- Orlando, FL .............      270       18,600       4,257      14,343      Q1 2000
Summit Grandview -- Charlotte, NC ................      266       45,500       6,059      39,441      Q2 2000
Summit Devin -- Atlanta, GA ......................      292       22,200       4,804      17,396      Q2 2000
                                                        ---     --------    --------    --------
                                                      2,210      193,500      89,140     104,360
Other development and construction costs (2) .....       --           --      31,638          --
                                                      -----     --------    --------    --------
                                                      2,210     $193,500    $120,778    $104,360
                                                      =====     ========    ========    ========

---------
(1) These communities were in lease-up at March 31, 1999.

(2) Consists primarily of land held for development and other predevelopment costs.

     Estimated costs to complete the development Communities represent substantially all of the Company's material commitments for capital expenditures.


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

     Other development risks include the possibility of incurring additional costs or liabilities resulting from defects in construction material and the possibility that financing may not be available on favorable terms, or at all, to pursue or complete development activities. Similarly, market conditions at the time these Communities become available for leasing will affect the rental rates that may be charged and the period of time necessary to achieve stabilization, which could make one or more of the development Communities unprofitable or result in achieving stabilization later than currently anticipated. In addition, the Company is conducting feasibility and other pre-development work for eight Communities. The Company could abandon the development of any one or more of these potential Communities in the event that it determines that market conditions do not support development, financing is not available on favorable terms or other circumstances prevent development. Similarly, there can be no assurance that if the Company does pursue one or more of these potential Communities that it will be able to complete construction within the currently estimated development budgets or that construction can be started at the time currently anticipated.


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


     THE COMPANY'S STATE OF READINESS

     The Company has developed a four phase plan to address its Year 2000 issues (the "Year 2000 Plan"). The four phases are (i) Awareness, (ii) Assessment, (iii) Remediation and Implementation and (iv) Testing.


     AWARENESS

     The Company has made the relevant employees, including its property managers, aware of the Year 2000 issue and collected information from such employees regarding systems that the Company anticipates may be affected. Management will oversee the Company's progress with respect to the implementation of the Year 2000 Plan. In addition, the Year 2000 Plan has been subject to review of the Audit Committee of the Board of Directors.


     ASSESSMENT

     The Company has substantially completed an assessment of its standard computer information systems and is now taking the further necessary steps to make its core computer information systems, in those situations in which the Company is required to do so, Year 2000 compliant. See "Remediation and Implementation" below. As of April 30, 1999, the Company is 80% complete with its assessment of the Year 2000 compliance in regard to the Company's other (i.e., non-core) standard computer information systems. Year 2000 analysis software is being used to perform this assessment and to determine the steps needed for remediation. See "Remediation and Implementation" below. The Company expects this process to be completed by June 30, 1999.

     In addition, the Company is currently evaluating and assessing its other computer systems that do not relate to information technology but include embedded technology, such as telecommunications, security, HVAC, elevator, fire and safety systems, and expects that its assessment will be completed by the second quarter of 1999. As of April 30, 1999, the assessment is 60% complete with no major deficiencies noted. The Company is aware that such systems contain embedded chips that are difficult to identify and test and may require complete replacement because they cannot be repaired. Failure of the Company to identify or remediate any embedded chips (either on an individual or aggregate basis) on which significant business operations depend, such as phone systems, could have a material adverse impact on the Company's business, financial condition and results of operations.

     The Company rents apartments in its Communities to individuals and does not have a single customer or group of customers who rents a significant number of apartments. The Company's primary purchases, except utilities (e.g. electricity, natural gas and telecommunications services), are building-related products (e.g., carpets, paint and blinds) and services (e.g., lawn care services), all of which are available from numerous suppliers. The Company is in the process of attempting to obtain written verification from utility providers that they will be Year 2000 complaint. The Company's primary financial service providers are its primary bank and payroll processor. The primary bank has provided written verification to the Company that it will be Year 2000 compliant. The Company implemented the payroll processor Year 2000 upgrade in the fourth quarter of 1998. For the foregoing reasons, the Company does not believe that there is a significant risk related to the failure of residents, vendors or third-party goods or service providers to prepare for the Year 2000; however, the costs and timing of third-party Year 2000 compliance is not within the Company's control and no assurances can be given with respect to the cost or timing of such efforts or the potential effects of any failure to comply.

     REMEDIATION AND IMPLEMENTATION

     The Company's primary uses of software systems are its corporate accounting and property management software. The Company's corporate accounting system is widely used in the real estate industry. A version upgrade, installed in the second quarter of 1998, is designed to be Year 2000 compliant. The Company completed the replacement of its current property management software in October 1998 with a new software system that is also designed to be Year 2000 compliant. This new software is also widely used in the real estate industry. The Company has received written verification from the vendors of each of the corporate accounting and property management systems that the relevant software is Year 2000 compliant. The Company had previously planned both the upgrade of the corporate accounting system and implementation of the new property management system, and such changes would have been undertaken without regard to Year 2000 remediation issues. Accordingly, the Company has not deferred any planned information or software projects due to such Year 2000 projects, and the Company is not treating the costs of the above-referenced changes as Year 2000-related expenses.

     The remediation of non-core standard computer information systems will be accomplished through a series of minor hardware upgrades and software patches. The Company expects that the implementation of these upgrades will be completed on or before July 31, 1999.


     TESTING

     To attempt to confirm that its computer systems are Year 2000 compliant, the Company expects to perform limited testing of its computer information systems and its other computer systems that do not relate to information technology but include embedded technology; however, unless Year 2000 issues arise in the course of its limited testing, the Company will rely on the written verification received from each vendor of its computer systems that the relevant system is Year 2000 compliant. Nevertheless, there can be no assurance that the computer systems on which the Company's business relies will correctly distinguish dates before the year 2000 from dates in and after the year 2000. Any such failures could have a material adverse effect on the Company's business, financial condition and results of operations. The Company began testing during the fourth quarter of 1998 and expects that its testing of accounting and property management systems will be complete by June 30, 1999. These tests will be supplemented with additional written representations from these key vendors.


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


     RISKS PRESENTED BY YEAR 2000 ISSUES

     The Company is still in the process of evaluating potential disruptions or complications that might result from Year 2000-related problems; however, at this time the Company has not identified any specific business functions that are likely to suffer material disruption as a result of Year-2000 related events. It is possible, however, that the Company may identify business functions in the future that are specifically at risk of Year 2000 disruption. The absence of any such determination as of the date of this report represents only the Company's current status of evaluating potential Year-2000 related problems and facts presently known to the Company, and should not be construed to mean that there is no risk of Year-2000 related disruption. Moreover, due to the unique and pervasive nature of the Year 2000 issue, it is not possible to anticipate each of the wide variety of Year 2000 events, particularly outside of the Company, that might arise in a worst case scenario which might have a material adverse impact on the Company's business, financial condition and results of operations. Risks involved with not solving the Year 2000 issue include, but are not limited to, the following: loss of local or regional electric power, loss of telecommunications services, delays or cancellations of shipping or transportation, general deterioration of economic conditions resulting from Year 2000 issues, and inability of banks, vendors and other third parties with whom the Company does business to resolve their own Year 2000 problems.

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


FUNDS FROM OPERATIONS

     The White Paper on Funds from Operations approved by the Board of Governors of NAREIT in March 1995 defines Funds from Operations as net income
(loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sale of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company computes Funds from Operations in accordance with the standards established by the White Paper, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. Funds Available for Distribution is defined as Funds from Operations less capital expenditures funded by operations (recurring capital expenditures). The Company's methodology for calculating Funds Available for Distribution may differ from the methodology for calculating Funds Available for Distribution utilized by other REITs, and accordingly, may not be comparable to other REITs. Funds from Operations and Funds Available for Distribution do not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, property acquisitions, development, dividends and distributions or other commitments and uncertainties. Funds from Operations and Funds Available for Distribution should not be considered as alternatives to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor are they indicative of funds available to fund the Company's cash needs, including its ability to make dividends/distributions. The Company believes Funds from Operations and Funds Available for Distribution are helpful to investors as measures of the performance of the Company because, along with cash flows from operating activities, financing activities and investing activities, they provide investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. Funds from Operations and Funds Available for Distribution for the three months ended March 31, 1999 and 1998 are calculated as follows (dollars in thousands):



                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                               -----------------------------
                                                                    1999           1998
                                                               -------------- --------------
Net income ...................................................  $     7,781    $     5,739
Extraordinary items, net of minority interest ................           --            158
Minority interest of Unitholders in Operating Partnership ....        1,218            995
                                                                -----------    -----------
 Adjusted net income .........................................        8,999          6,892
Depreciation:
 Real estate assets ..........................................        8,226          6,521
 Real estate joint venture ...................................          183             --
                                                                -----------    -----------
Funds from Operations ........................................       17,408         13,413
 Recurring capital expenditures (1) ..........................       (1,039)          (843)
                                                                -----------    -----------
Funds Available for Distribution .............................  $    16,369    $    12,570
                                                                ===========    ===========
Non-recurring capital expenditures (1)(2) ....................  $       891    $       763
                                                                ===========    ===========
Cash Flow Provided By (Used In):
 Operating Activities ........................................  $    14,401    $    14,160
 Investing Activities ........................................      (14,723)       (54,311)
 Financing Activities ........................................          958         40,921
                                                                ===========    ===========
Weighted average shares and units outstanding-diluted ........   32,769,514     28,147,380
                                                                ===========    ===========

---------
(1) Recurring capital expenditures are expected to be funded from operations and consist primarily of exterior painting, carpets, new appliances, vinyl, blinds, tile, and wallpaper. In contrast, non-recurring capital expenditures, such as major improvements, new garages and access gates, are expected to be funded by financing activities and are therefore not included in the calculation of Funds Available for Distribution. The increase in recurring capital expenditures for the three months ended March 31, 1999 compared to 1998 was primarily due to the Company's change in accounting policy to capitalize carpets starting January 1, 1999. Without carpet expenditures, recurring capital expenditures for the three months ended March 31, 1999 would have been $700,000.

(2) Non-recurring capital expenditures include renovations in the amount of $422,000 in 1999 and $261,000 in 1998; $166,000 and $51,000 for access gates and security fences in 1999 and 1998, respectively; $140,000 and $265,000 for other revenue enhancement expenditures in 1999 and 1998, respectively and $186,000 for improvements at Summit Norcroft I completed in conjunction with the development of Summit Norcroft II in 1998.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


There has been no material change in the Company's market risk since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                                    PART II


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


  3.1        Articles Supplementary to the Articles of Amendment and Restatement of Summit Properties Inc.
             designating 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock of the Company dated
             April 29, 1999 (filed herewith).
 10.1        7.59% Medium-Term Note due on March 16, 2009 in principal amount of $25,000,000 issued by
             Summit Properties Partnership, L.P. on March 18, 1999 (Incorporated by reference to Exhibit 4.1 of
             Summit Properties Partnership, L.P.'s Quarterly Report on Form 10-Q for the quarterly period ended
             March 31, 1999 File No. 000-22411).
 10.2        Amendment No. 14 to the Limited Partnership Agreement of the Operating Partnership (Incorporated
             by reference to Exhibit 3.1 of Summit Properties Partnership, L.P.'s Quarterly Report on Form 10Q for
             the quarterly period ended March 31, 1999, File No. 000-22411).
 10.3        Amendment No. 15 to the Limmited Partnership Agreement of the Operating Partnership (Incorporated
             by reference to Exhibit 3.2 of Summit Properties Partnership, L.P.'s Quarterly Report on Form 10-Q
             for the quarterly period ended March 31, 1999, File No. 000-22411).
 10.4        Amendment No. 16 to the Limited Partnership Agreement of the Operating Partnership (Incorporated
             by reference to Exhibit 3.3 of Summit Properties Partnership, L.P.'s Quarterly Report on Form 10Q for
             the quarterly period ended March 31, 1999, File No. 000-22411).
 12.1        Statement Regarding Calculation of Ratio of Earnings to Fixed Charges for the Three Months ended
             March 31, 1999 (filed herewith).
 27.1        Financial Data Schedule--Three Months ended March 31, 1999 (for SEC use only) (filed herewith).

     (b) Reports on Form 8-K

        None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            SUMMIT PROPERTIES INC.




             SIGNATURES                                    TITLE                          DATE
------------------------------------  ---------------------------------------------- -------------
       /S/  WILLIAM F. PAULSEN        President and Chief Executive Officer          May 17, 1999
 ----------------------------------
 WILLIAM F. PAULSEN
       /S/  MICHAEL L. SCHWARZ        Executive Vice President and Chief Financial   May 17, 1999
 ----------------------------------
 MICHAEL L. SCHWARZ                   Officer

                                 EXHIBIT INDEX

(a) Exhibits


  3.1        Articles Supplementary to the Articles of Amendment and Restatement of Summit Properties Inc.
             designating 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock of the Company dated
             April 29, 1999 (filed herewith).
 10.1        7.59% Medium-Term Note due on March 16, 2009 in principal amount of $25,000,000 issued by
             Summit Properties Partnership, L.P. on March 18, 1999 (Incorporated by reference to Exhibit 4.1 of
             Summit Properties Partnership, L.P.'s Quarterly Report on Form 10-Q for the quarterly period ended
             March 31, 1999 File No. 000-22411).
 10.2        Amendment No. 14 to the Limited Partnership Agreement of the Operating Partnership (Incorporated
             by reference to Exhibit 3.1 of Summit Properties Partnership, L.P.'s Quarterly Report on Form 10Q for
             the quarterly period ended March 31, 1999, File No. 000-22411).
 10.3        Amendment No. 15 to the Limmited Partnership Agreement of the Operating Partnership (Incorporated
             by reference to Exhibit 3.2 of Summit Properties Partnership, L.P.'s Quarterly Report on Form 10-Q
             for the quarterly period ended March 31, 1999, File No. 000-22411).
 10.4        Amendment No. 16 to the Limited Partnership Agreement of the Operating Partnership (Incorporated
             by reference to Exhibit 3.3 of Summit Properties Partnership, L.P.'s Quarterly Report on Form 10Q for
             the quarterly period ended March 31, 1999, File No. 000-22411).
 12.1        Statement Regarding Calculation of Ratio of Earnings to Fixed Charges for the Three Months ended
             March 31, 1999 (filed herewith).
 27.1        Financial Data Schedule--Three Months ended March 31, 1999 (for SEC use only) (filed herewith).