Form 10-Q
period 1999-06-30
SUMMIT PROPERTIES INC
filed 1999-08-13
CIK 915773

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                 (704) 334-3000
              (Registrant's telephone number, including area code)

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

              27,900,104 shares outstanding as of August 11, 1999.
              ====================================================

                            SUMMIT PROPERTIES INC.
                                    INDEX


                                                                                                          PAGE
                                                                                                          ----
PART I  FINANCIAL INFORMATION
Item 1  Financial Statements
        Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998 (Unaudited)....................3
        Consolidated Statements of Earnings for the three and six months ended June 30, 1999 and
        1998 (Unaudited).....................................................................................4
        Consolidated Statement of Stockholders' Equity for the six months ended June 30,
        1999 (Unaudited).....................................................................................5
        Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and
        1998 (Unaudited).....................................................................................6
        Notes to Consolidated Financial Statements (Unaudited)...............................................7
Item 2  Management's Discussion and Analysis of Financial Condition and Results of Operations...............14
Item 3  Quantitative and Qualitative Disclosure about Market Risk...........................................28
PART II OTHER INFORMATION
Item 4  Submission of Matters to a Vote of Security Holders.................................................28
Item 6  Exhibits and Reports on Form 8-K....................................................................29
        Signatures..........................................................................................30


PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            SUMMIT PROPERTIES INC.
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)
                                 (Unaudited)

                                                                                    June 30,   December 31,
                                                                                      1999         1998
                                                                                  ---------      ----------
ASSETS
Real estate assets:
  Land and land improvements .....................................................$   177,953     $   169,374
  Buildings and improvements .....................................................    900,777         836,054
  Furniture, fixtures and equipment ..............................................     68,285          63,963
                                                                                    ---------      ----------
                                                                                    1,147,015       1,069,391
  Less: accumulated depreciation .................................................   (126,083)       (115,128)
                                                                                     ---------      ----------
        Operating real estate assets .............................................   1,020,932         954,263
  Construction in progress .......................................................     117,879         137,145
                                                                                     ---------      ----------
        Net real estate assets ...................................................   1,138,811       1,091,408
Cash and cash equivalents ........................................................       3,386           2,837
Restricted cash ..................................................................      22,014          91,981
Deferred financing costs, net ....................................................       7,118           7,538
Other assets .....................................................................       6,780           4,900
                                                                                     ---------      ----------
Total assets ..................................................................... $ 1,178,109     $ 1,198,664
                                                                                     =========      ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes payable .................................................................. $   634,783     $   726,103
  Accrued interest payable .......................................................       6,876           6,806
  Accounts payable and accrued expenses ..........................................      23,428          32,745
  Dividends and distributions payable ............................................      13,551          12,713
  Security deposits and prepaid rents ............................................       4,333           4,188
                                                                                      ---------      ----------
      Total liabilities ..........................................................     682,971         782,555
                                                                                      ---------      ----------
Commitments and contingencies

Minority interest of common unitholders in Operating Partnership .................      55,410          57,184
Minority interest of Series B preferred unitholders in Operating Partnership .....      82,870               -

Stockholders' equity:
    Common stock, $.01 par value - 100,000,000 shares authorized,
        28,019,996 and 27,805,836 shares issued and outstanding
        in 1999 and 1998, respectively ...........................................         280             278
    Preferred stock, $.01 par value - 25,000,000 shares authorized,
        no shares issued and outstanding .........................................           -               -
    Additional paid-in capital ...................................................     445,060         442,132
    Accumulated deficit ..........................................................     (83,140)        (80,281)
    Unamortized restricted stock compensation ....................................        (773)           (728)
    Employee notes receivable ....................................................      (4,569)         (2,476)
                                                                                      ---------      ----------
        Total stockholders' equity ...............................................     356,858         358,925
                                                                                      ---------      ----------

Total liabilities and stockholders' equity ....................................... $ 1,178,109     $ 1,198,664
                                                                                     =========      ==========

See notes to consolidated financial statements.

                            SUMMIT PROPERTIES INC.
                     CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollars in thousands, except for per share data)
                                 (Unaudited)


                                                Three Months Ended           Six Months Ended
                                                     June 30,                   June 30,
                                                -------------------        ---------------------
                                                  1999      1998              1999       1998
                                                ---------  --------        ---------- ----------
Revenues:
  Rental .....................................  $41,001    $32,423         $80,814      $63,796
  Other property income ......................    2,683      1,894           4,926        3,589
  Interest ...................................      799        180           1,833          278
  Other income ...............................       74         74             133          147
                                                 ---------  --------       ---------- ----------
     Total revenues ..........................   44,557     34,571          87,706       67,810
                                                 ---------  --------       ---------- ----------

Expenses:
  Property operating and maintenance:
   Personnel .................................    3,359      2,681           6,433        5,110
   Advertising and promotion .................      644        595           1,250        1,106
   Utilities .................................    2,061      1,733           4,127        3,455
   Building repairs and maintenance ..........    2,157      2,408           4,122        4,478
   Real estate taxes and insurance ...........    4,553      3,401           9,031        6,870
   Depreciation ..............................    8,604      6,861          16,857       13,401
   Property supervision ......................    1,057        842           2,045        1,641
   Other operating expenses ..................      690        632           1,509        1,268
                                                ---------  --------        ---------- ----------
 .............................................   23,125     19,153          45,374       37,329
  Interest ...................................    9,973      7,661          20,470       14,959
  General and administrative .................      962        735           2,042        1,536
  Loss (income) in equity investments:
   Summit Management Company .................      292       (115)            609          (43)
   Real estate joint venture .................        5          -              13            -
                                                 ---------  --------       ---------- ----------
      Total expenses .........................   34,357     27,434          68,508       53,781
                                                 ---------  --------       ---------- ----------
Income before gain on sale of real estate assets,
  minority interest of unitholders in Operating
  Partnership and extraordinary items ........   10,200      7,137          19,198       14,029
Gain on sale of real estate assets ...........    6,307      8,731           6,307        8,731
Minority interest of common unitholders in
  Operating Partnership ......................   (2,051)    (2,315)         (3,269)      (3,310)
Dividends to Series B preferred unitholders ..   (1,317)         -          (1,317)           -
                                                 ---------  --------       ---------- ----------

Income before extraordinary items ............   13,139     13,553          20,919       19,450
Extraordinary items, net of minority interest
  of unitholders in Operating Partnership ....        -          -               -         (158)
                                                 ---------  --------        ---------- ----------
Net income ...................................  $13,139    $13,553         $20,919      $19,292
                                                 =========  ========        ========== ==========

Per share data:
  Income before extraordinary items -
  basic and diluted ..........................   $ 0.46     $ 0.55          $ 0.74       $ 0.80
                                                 =========  ========          ========== ==========
  Extraordinary items - basic and
  diluted ....................................        -          -               -       $(0.01)
                                                 =========  ========          ========== ==========
  Net income - basic and diluted .............   $ 0.46     $ 0.55          $ 0.74       $ 0.79
                                                 =========  ========          ========== ==========
  Dividends declared .........................   $ 0.42     $ 0.41          $ 0.84       $ 0.82
                                                 =========  ========          ========== ==========
  Weighted average common shares -
basic ...................................... 28,383,624    24,586,476         28,355,409 24,318,854
                                             ===========  ===========         ========== ==========
  Weighted average common shares -
diluted .................................... 28,419,403     24,611,928        28,376,392 24,347,142
                                             ===========  ============        ========== ==========

See notes to consolidated financial statements.

                            SUMMIT PROPERTIES INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (Dollars in thousands)
                                 (Unaudited)

                                                    Additional                    Restricted        Employee
                                          Common    Paid-in      Accumulated        Stock             Notes
                                          Stock     Capital      Deficit          Compensation     Receivable     Total
                                         ------    -------      ---------          ---------       ---------      -------
Balance, December 31, 1998 .............$ 278     $ 442,132     $ (80,281)        $  (728)        $ (2,476)       $ 358,925
  Dividends ............................   --            --       (23,778)             --               --          (23,778)
  Exercise of stock options ............   --            79            --              --               --               79
  Issuance of restricted stock grants ..   --           364            --            (364)              --               --
  Amortization of restricted stock grants  --            --            --             319               --              319
  Proceeds from dividend and stock
  purchase plans ......................     7        11,626            --              --               --           11,633
  Repurchase of common stock ..........    (5)      (10,496)           --              --               --          (10,501)
  Adjustment for minority interest
  in Operating Partnership ............    --         1,355            --              --               --            1,355
  Issuance of employee notes receivable    --            --            --              --           (2,295)          (2,295)
  Repayments of employee notes  receivable                                                             202              202
  Net income ..........................    --            --        20,919              --               --           20,919
                                          --------   -------     ---------          ---------     ---------       ---------
Balance, June 30, 1999 ................ $ 280     $ 445,060    $  (83,140)        $  (773)        $ (4,569)       $ 356,858
                                        =========   =========    =========          =========     =========       =========

See notes to consolidated financial statements.

                            SUMMIT PROPERTIES INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                 (Unaudited)

                                                                                                            Six Months Ended
                                                                                                                  June 30,
                                                                                                            ------------------
                                                                                                          1999               1998
                                                                                                        ---------          --------
Cash flows from operating activities:
  Net income .............................................................................              20,919               19,292
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Extraordinary items ..................................................................                  --                  158
    Loss (income) on equity method investments ...........................................                 622                  (43)
    Gain on sale of real estate assets ...................................................              (6,307)              (8,731)
    Depreciation and amortization ........................................................              17,245               14,097
    Increase in restricted cash ..........................................................              (3,220)                (104)
    Increase in other assets .............................................................                (404)              (1,494)
    Increase (decrease) in accrued interest payable ......................................                  70                 (190)
    (Decrease) increase in accounts payable and accrued expenses .........................              (5,896)               3,428
    Increase in security deposits and prepaid rents ......................................                 145                  361
    Dividends to Series B preferred unitholders ..........................................               1,317                   --
    Minority interest of unitholders in Operating Partnership ............................               3,269                3,310
                                                                                                      --------             --------
           Net cash provided by operating activities .....................................              27,760               30,084
                                                                                                      --------             --------
Cash flows from investing activities:
  Construction of real estate assets, net of payables ....................................             (65,063)             (56,921)
  Proceeds from disposal of Communities ..................................................              79,103               17,619
  Purchase of Communities ................................................................                  --              (48,930)
  Capitalized interest ...................................................................              (3,476)              (2,628)
  Recurring capital expenditures .........................................................              (3,191)              (2,761)
  Non-recurring capital expenditures, net of payables ....................................              (2,286)              (1,487)
                                                                                                      --------             --------
           Net cash provided by (used in) investing activities ...........................               5,087              (95,108)
                                                                                                      --------             --------
Cash flows from financing activities:
  Net (repayments) borrowings  on line of credit .........................................             (98,508)              78,575
  Net borrowings on unsecured bonds ......................................................              24,748                   --
  Repayments of mortgage debt ............................................................              (2,539)             (14,060)
  Repayments of tax exempt bonds .........................................................                (540)                (840)
  Dividends and distributions to unitholders .............................................             (26,656)             (22,746)
  Dividends to Series B preferred unitholders ............................................              (1,317)                  --
  Exercise of stock options ..............................................................                  79                  499
  Decrease in advance proceeds from direct stock purchase plan ...........................              (9,474)                  --
  Net proceeds from Series B preferred units .............................................              82,870                   --
  Proceeds from dividend and stock purchase plans ........................................              11,633               23,368
  Repurchase of common stock .............................................................             (10,501)                  --
  Issuance of  employee notes receivable for purchase of Company stock ...................              (2,295)                (948)
  Repayments of employee notes receivable ................................................                 202                   --
                                                                                                      --------             --------
           Net cash (used in) provided by financing activities ...........................             (32,298)              63,848
                                                                                                      --------             --------
Net increase (decrease) in cash and cash equivalents .....................................                 549               (1,176)
Cash and cash equivalents, beginning of period ...........................................               2,837                3,563
                                                                                                      --------             --------
Cash and cash equivalents, end of period .................................................            $  3,386             $  2,387
                                                                                                      ========             ========

Supplemental disclosure of cash flow
information - Cash paid for interest, net of
capitalized interest .....................................................................            $ 19,905             $ 14,637
                                                                                                      ========             ========


See notes to consolidated financial statements.

SUMMIT PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the management of Summit Properties Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's December 31, 1998 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

The Company conducts substantially all of its business through Summit Properties Partnership, L.P. (the "Operating Partnership"). The Company is sole general partner and majority owner of the Operating Partnership.

COMPREHENSIVE INCOME

Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" (SFAS 130), presents standards for the reporting and display of comprehensive income and its components. Besides net income, SFAS 130 requires the reporting of other comprehensive income, defined as revenues, expenses, gains and losses that are not included in net income under generally accepted accounting principles. Comprehensive income is the same as net income for all periods presented.

DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES

Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), presents standards for accounting for derivative instruments. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company currently holds no derivative instruments and, accordingly, does not expect SFAS 133 to have an effect on the Company's financial position and results of operations.

CHANGE IN ACCOUNTING POLICY

Effective January 1, 1999, the Company implemented prospectively a new accounting policy whereby expenditures for carpet are capitalized and depreciated over their estimated useful lives. Previously, the cost of carpet replacements had been expensed. The Company believes that the newly adopted accounting policy is preferable as it is consistent with the standards and practices utilized by the majority of the Company's peers and provides a better matching of expenses with the related benefit of the expenditure. The change in accounting policy is being treated as a change in accounting estimate. The effect of the change in the accounting policy for carpet for the three and six months ended June 30, 1999 was an increase in net income of $422,000 and $733,000, respectively, or $0.01 and $0.02 per basic and diluted share, respectively.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

2. REAL ESTATE JOINT VENTURES

The Company obtained a 25% interest in a joint venture named Station Hill, LLC, a North Carolina limited liability company ("Station Hill"), the membership of which is comprised of the Company and a wholly owned subsidiary of a major financial services company, in exchange for the contribution of two communities in December, 1998. Station Hill also owns, and the Company thereby holds a 25% interest in, five apartment communities previously 100% owned by the Company. These five communities were sold by the Company to Hollow Creek, LLC on December 16, 1998 and were concurrently contributed to Station Hill by Hollow Creek, LLC for a 75% joint venture interest. The Company's initial investment in Station Hill was reduced to zero when the Company eliminated the portion of the gain on disposal related to the percentage of joint venture ownership interest retained. Station Hill is accounted for on the equity method of accounting.

The Company owns a 49% interest in each of two joint ventures ("Construction Projects"). Each joint venture is developing an apartment community which will be accounted for under the equity method of accounting. The projects are both under construction and had no material operations as of June 30, 1999. The construction costs are being funded primarily through separate loans to each joint venture from unrelated third parties equal to 100% of the construction costs. During the construction period, in lieu of equity contribution to each of the respective joint ventures, the Company has under certain circumstances, subsequent to demand by the third party lenders, agreed to make contributions which would reduce the respective construction loan by an amount not to exceed 25% of the total construction loan amount. Any such contribution would be deemed to be all or a portion of the equity required to be contributed by the Company to the respective joint venture at the end of the construction and lease up period. The Company has the right to purchase its joint venture partner's interest after the projects are complete.

The following is a condensed balance sheet for each of the real estate joint ventures at June 30, 1999 and an income statement for the six months ended June 30, 1999 for the Station Hill joint venture, as the Construction Projects had no material operations during the period. The balance sheets and income statement set forth below reflect the operations of the joint ventures in their entirety, not only the Company's respective interests therein:

                                                                                      Balance Sheet
                                                                                       (in thousands)
                                                                                ------------------------
                                                                                 Station     Construction
                                                                                   Hill       Projects
                                                                                -----------  -----------
Cash and cash equivalents ...................................................        $1,906          $31
Real estate assets other than construction in progress ......................        90,320           -
Construction in progress ....................................................            -        26,006
Other assets ................................................................           462          23
                                                                                -----------  -----------
   Total
   assets ...................................................................       $92,688      $26,060
                                                                                ===========  ===========

Mortgage
payable .....................................................................       $69,842      $    -
Construction loan payable ...................................................            -        23,971
Construction liabilities payable ............................................            -         1,960
Other
liabilities .................................................................         1,281          212
Partners'
capital .....................................................................        21,565        (83)
                                                                                -----------  -----------

   Total liabilities and
   partners' capital ........................................................       $92,688      $26,060
                                                                                ===========  ===========


                                                                                  Income
                                                                                 Statement
                                                                                    (in
                                                                                thousands)
                                                                                -----------
                                                                                  Station
                                                                                   Hill
                                                                                -----------
Revenues ....................................................................        $5,863

Expenses:
   Property operating .......................................................         2,064
   Depreciation and amortization ............................................         1,488
   Interest .................................................................         2,345
                                                                                -----------
     Total expenses .........................................................         5,897
                                                                                -----------

Net loss ....................................................................        ($34)
                                                                                ===========


3. COMMUNITY DISPOSITIONS

On June 18, 1999, the Company sold an apartment community in Bradenton, Florida, formerly known as Summit Hampton (352 apartment homes) for $17.1 million. The disposition of Summit Hampton resulted in the recognition of a gain on sale of $5.4 million. The net proceeds of $4.4 million, net of tax-exempt bond assumption of $12.3 million, were placed into escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations and are expected to be used to fund future development communities.

On June 24, 1999, the Company sold an apartment community in Goldsboro, North Carolina, formerly known as Summit Oak (100 apartment homes) for $4.1 million. The disposition of Summit Oak resulted in the recognition of a gain on sale of $907,000. The net proceeds of $1.5 million, net of mortgage assumption of $2.5 million, were placed into escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations and are expected to be used to fund future development communities.

4. NOTES PAYABLE

The Company has established a program for the sale by the Operating Partnership of up to $95 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance (the "MTN Program"). On March 18, 1999, the Operating Partnership sold $25 million of notes under the MTN Program. Such notes are due on March 16, 2009 and bear interest at 7.59% per year. Proceeds from the notes issued were used to reduce the Company's unsecured line of credit. The Operating Partnership has issued Medium-Term Notes with an aggregate principal amount of $80 million ($55 million of which was issued during 1998) of the $95 million aggregate principal amount of Medium-Term Notes registered in connection with the MTN Program as of June 30, 1999. In July 1999, the Company and the Operating Partnership filed a shelf registration statement with the Securities and Exchange Commission pursuant to which the Operating Partnership may issue debt securities with an aggregate public offering price of up to $250,000,000. The shelf registration statement was declared effective by the Securities and Exchange Commission on August 6, 1999. The Company intends to establish a similar program for the sale of Medium-Term Notes by the Operating Partnership under such registration statement, pursuant to which the Operating Partnership may issue Medium-Term Notes from time to time in the future subject to market conditions and other factors.

5. RESTRICTED STOCK

During the six months ended June 30, 1999 and 1998, the Company granted 21,581 and 5,092 shares, respectively, of restricted stock to employees under the Company's 1994 Stock Option and Incentive Plan. The market value of the restricted stock grants awarded in 1999 and 1998 totaled $364,000 and $106,000, respectively, which has been recorded as unamortized restricted stock compensation and is shown as a separate component of stockholders' equity. Unearned compensation related to these restricted stock grants is being amortized to expense over the vesting period which ranges from three to five years.

6. SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the six months ended June 30, 1999 and 1998 are as follows:

      A. The Company sold two communities during the six months ended June 30, 1999 receiving net proceeds of $5.9 million which were placed in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations. Such proceeds are shown in the balance sheet caption "Restricted cash" and will be used to fund the future development of communities. The respective purchasers of these two communities assumed the related outstanding debt balances associated with such communities of $14.8 million.

   B. The Company purchased Summit St. Clair effective March 1, 1998 and Summit Club at Dunwoody on May 22, 1998 by causing the issuance of 259,871 common units of limited partnership interest in the Operating Partnership ("Units"), assuming certain liabilities and paying cash. The recording of the purchases is summarized as follows (in thousands):

   Fixed assets..........................    $54,465
   Current liabilities assumed...........       (322)
   Value of Units issued.................     (5,213)
                                              -------

   Cash invested.........................    $48,930
                                             =======

   C. The Company sold a community (formerly Summit Providence) on May 18, 1998 for net proceeds of approximately $23.9 million. A gain on sale of $8.7 million was recognized. The proceeds of the sale were used to partially fund the acquisition of Summit Club at Dunwoody.

   D. The Company accrued dividends and distributions payable in the amounts of $13.6 million and $11.8 million at June 30, 1999 and 1998, respectively.

   E. The Company issued 21,581 and 5,092 shares of restricted stock valued at $364,000 and $106,000 during the six months ended June 30, 1999 and 1998, respectively.

7. MINORITY INTEREST

Minority interest consists of the following at June 30, 1999 and December 31, 1998 (in thousands):
                                                                 1999     1998

  Minority interest of unitholders in Operating Partnership ..$55,796   $57,587
  Minority interest in one operating community ...............  (386)     (403)
                                                                -----     -----

                                                               $55,410  $57,184
                                                               =======  =======

As of June 30, 1999, there were 32,456,738 Units outstanding of which 28,019,996, or 86.5%, were owned by the Company and 4,436,742, or 13.5%, were owned by other partners (including certain officers and directors of the Company).

Proceeds from Common Stock issued by the Company are contributed to the Operating Partnership for an equivalent number of Units. Total Common Stock issued by the Company and contributed to the Operating Partnership for an equivalent number of Units was 748,000 and 1.3 million shares valued at $12.9 million ($17.20 per share average) and $24.5 million ($19.72 per share average) for the six months ended June 30, 1999 and 1998, respectively. No individual transaction significantly changed the Company's ownership percentage in the Operating Partnership. The Company's ownership percentage in the Operating Partnership was 86.5% and 85.3% as of June 30, 1999 and 1998, respectively.

Under certain circumstances, the Company can issue shares of Common Stock in exchange for Units owned by other partners on a one-for-one basis. Shares exchanged are valued based upon the Company's market price per share at the date of the exchange. No Units were exchanged for shares during the six month period ended June 30, 1999. There were 21,380 units valued at $413,000 which were exchanged for shares during the six month period ended June 30, 1998.

Units issued for the purchase of Summit St. Clair and Summit Club at Dunwoody in 1998 were valued based upon the Company's market value price per share of Common Stock as the Units can be exchanged for shares on a one-for-one basis.

8. COMMITMENTS

The Company has ten development projects currently under construction representing a total estimated cost of $189.7 million. The estimated cost to complete the projects is $110.9 million at June 30, 1999.

9. EXTRAORDINARY ITEMS

The extraordinary items in the six months ended June 30, 1998 resulted from the write-off of deferred financing costs in conjunction with the replacement by the Company of its prior credit facility with a new credit facility as well as prepayment penalties on four mortgage notes which were repaid during the period. The extraordinary items are net of $27,000, which was allocated to the minority interest of unitholders in the Operating Partnership, calculated on the weighted average number of Units outstanding.

10. EARNINGS PER SHARE

The only difference between "basic" and "diluted" weighted average shares is the dilutive effect of the Company's stock options outstanding (35,779 and 20,983 shares added to weighted shares outstanding for the three and six months ended June 30, 1999, respectively, and 25,452 and 28,288 shares added to weighted shares outstanding for the three and six months ended June 30, 1998, respectively).

11. BUSINESS SEGMENTS

Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for the manner in which public enterprises report information about operating segments in financial statements. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect the Company's results of operations or financial position.

The Company reports as a single business segment with activities related to the ownership, development, acquisition and management of "Class A" luxury apartments primarily in the southeastern, southwestern and mid-atlantic United States. The Company uses Funds from Operations ("FFO") as a performance measure. The Company computes FFO in accordance with the definition approved by the National Association of Real Estate Investment Trusts ("NAREIT").

Information for the apartment communities for the three and six months ended June 30, 1999 and 1998 is summarized below (dollars in thousands):

                                       Three Months Ended June 30,                Three Months Ended June 30,
                                                  1999                                       1998
                                      ---------------------------------           -------------------------------
                               Apartment      Corporate/                      Apartment     Corporate/
                               Operations      Other           Total         Operations       Other         Total
Revenues:
  Rental and other
  property income ..........$    43,684    $      --      $    43,684    $    34,317    $      --      $    34,317
  Interest and other
  income ...................       --              873            873           --              254            254
                            -----------    -----------    -----------    -----------    -----------    -----------
   Total
   revenues ................     43,684            873         44,557         34,317            254         34,571

Operating
expenses:
  Property operating
  expenses .................     14,521           --           14,521         12,292           --           12,292
  Interest .................       --            9,973          9,973           --            7,661          7,661
  General and
  administrative ...........       --              962            962           --              735            735
  Depreciation - other .....       --               27             27           --               19             19
  Loss (income) on equity
  investments ..............          5            292            297           --             (115)          (115)
                              ----------   -----------    -----------    -----------    -----------    -----------
   Total operating
   expenses ................     14,526         11,254         25,780         12,292          8,300         20,592

Dividends to Series B
preferred unitholders ......       --           (1,317)        (1,317)          --             --             --
Depreciation - joint
venture ....................        184           --              184           --             --             --

                             -----------   -----------    -----------    -----------    -----------    -----------
Funds from Operations ......     29,342        (11,698)        17,644         22,025         (8,046)        13,979

Depreciation - apartments ..     (8,577)          --           (8,577)        (6,842)          --           (6,842)
Depreciation - joint
venture ....................       (184)          --             (184)          --             --             --
Gain on sale of real
estate assets ..............      6,307           --            6,307          8,731           --            8,731
Extraordinary
items ......................       --             --             --             --             --             --
Minority interest of
unitholders in
  Operating Partnership ....       --           (2,051)        (2,051)          --           (2,315)        (2,315)
                              -----------  -----------    -----------    -----------    ------------   ------------
Net income .................    $ 26,888      $(13,749)    $   13,139    $    23,914    $   (10,361)   $    13,553
                              ===========  ===========    ===========    ===========    ===========    ===========

Capital investments (1) ....$    73,898    $       118    $    74,016    $   112,647    $        80    $   112,727
                            ============   ===========    ===========    ===========    ===========    ===========

Assets .....................$ 1,172,666    $     5,443    $ 1,178,109    $   919,357    $     3,433    $   922,790
                            ===========    ===========    ===========    ===========    ===========    ===========

(1) Capital investments includes investments made during the year for the construction of new communities, acquisition of communities as well as capital expenditures on existing properties.


                                     Six Months Ended June 30,                Six Months Ended June 30,
                                               1999                                    1998
                                   ---------------------------------         -------------------------------------
                                Apartment      Corporate/                  Apartment     Corporate/
                               Operations       Other          Total       Operations      Other        Total
Revenues:
  Rental and other
  property income ..........$    85,740    $      --      $    85,740    $    67,385    $      --      $    67,385
  Interest and other
  income ...................       --            1,966          1,966           --              425            425
                            -----------    -----------    -----------    -----------    -----------    -----------
   Total
   revenues ................     85,740          1,966         87,706         67,385            425         67,810

Operating
expenses:
  Property operating
  expenses .................     28,517           --           28,517         23,928           --           23,928
  Interest .................       --           20,470         20,470           --           14,959         14,959
  General and
  administrative ...........       --            2,042          2,042           --            1,536          1,536
  Depreciation - other .....       --               53             53           --               38             38
  Loss (income) on equity
  investments ..............         13            609            622           --              (43)           (43)
                            -----------    -----------    -----------    -----------    -----------    -----------
   Total operating
   expenses ................     28,530         23,174         51,704         23,928         16,490         40,418

Dividends to Series B
preferred unitholders ......       --           (1,317)        (1,317)          --             --             --
Depreciation - joint
venture ....................        367           --              367           --             --             --

                            -----------    -----------    -----------    -----------    -----------    -----------
Funds from Operations ......     57,577        (22,525)        35,052         43,457        (16,065)        27,392

Depreciation - apartments ..    (16,804)          --          (16,804)       (13,363)          --          (13,363)
Depreciation - joint
venture ....................       (367)          --             (367)          --             --             --
Gain on sale of real
estate assets ..............      6,307           --            6,307          8,731           --            8,731
Extraordinary
items ......................       --             --             --             --             (158)          (158)
Minority interest of
unitholders in
  Operating Partnership ....       --           (3,269)        (3,269)          --           (3,310)        (3,310)
                            ===========    ===========    ===========    ===========    ===========    ===========
Net income .................$    46,713    $   (25,794)   $    20,919    $    38,825    $   (19,533)   $    19,292
                            ===========    ===========    ===========    ===========    ===========    ===========

Capital investments (1) ....$    73,898    $       118    $    74,016    $   112,647    $        80    $   112,727
                            ===========    ===========    ===========    ===========    ===========    ===========

Assets .....................$ 1,172,666    $     5,443    $ 1,178,109    $   919,357    $     3,433    $   922,790
                            ===========    ===========    ===========    ===========    ===========    ===========


(1) Capital investments includes investments made during the year for the construction of new communities, acquisition of communities as well as capital expenditures on existing properties.

12. PRIVATE PLACEMENT OF PREFERRED UNITS

On April 29, 1999, the Operating Partnership completed a private placement of
3.4 million of its 8.95% Series B Cumulative Redeemable Perpetual Preferred Units (the "Series B Preferred Units") to two institutional investors at a price of $25.00 per unit. The net proceeds of approximately $83 million were used to repay amounts outstanding under the Company's unsecured credit facility. The Series B Preferred Units may be exchanged by the holders into shares of the Company's 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock ("Series B Preferred Shares") on a one-for-one basis. Holders of the Series B Preferred Units may exercise their exchange right (a) at any time on or after April 29, 2009, (b) at any time if full quarterly distributions are not made for six quarters, or (c) upon the occurrence of particular specified events related to the treatment of the Operating Partnership or the Series B Preferred Units for federal income tax purposes. The Operating Partnership may redeem the Series B Preferred Units at any time on or after April 29, 2004 for cash at a redemption price of $25.00 per unit, plus all accumulated, accrued and unpaid distributions or dividends. In lieu of cash, the Operating Partnership may elect to deliver Series B Preferred Shares on a one-for-one basis, plus an amount equal to all accumulated, accrued and unpaid distributions or dividends. The Series B Preferred Units have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Company or the Operating Partnership. Distributions on the Series B Preferred Units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.95% per annum of the $25.00 original capital contribution. Holders of the Series B Preferred Units received a distribution in the aggregate amount of approximately $1.3 million on June 30, 1999.

13.  COMMON STOCK REPURCHASE PROGRAM

On May 11, 1999, the Board of Directors of the Company authorized a common stock repurchase program pursuant to which the Company is authorized to purchase up to $50 million of currently issued and outstanding par value $0.01 per share common stock of the Company ("Common Stock"). All repurchases have and will be made on the open market at prevailing prices. This authority may be exercised from time to time and in such amounts as market conditions warrant. During the six months ended June 30, 1999, the Company repurchased 534,300 shares of Common Stock for an aggregate purchase price of approximately $10.5 million, an average price of $19.64 per share.

14.   SUBSEQUENT EVENTS

The Company has repurchased 730,300 shares of Common Stock at an average price per share of $20.18, or an aggregate purchase price of approximately $14.7 million, during the period from July 1 to August 9, 1999.

On August 11, 1999, the Company sold an apartment community in Greenville, South Carolina, formerly known as Summit Beacon Ridge (144 apartment homes), for $7.6 million. The net proceeds of $7.4 million were placed into escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations and are expected to be used to fund future development communities. The Company does not expect to record a loss on the disposition of this Community.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, without limitation, statements relating to the operating performance of fully stabilized Communities, development activities of the Company and the implementation of the Company's plan to address Year 2000 issues. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the Company's actual results and performance of stabilized and development communities and the actual costs, progress and expenses with respect to its plan to address Year 2000 issues could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts ("REITs")), availability of capital, interest rates, construction delays due to unavailability of materials, weather conditions or other delays, competition, supply and demand for apartment communities in the Company's current and proposed market areas, expenses of or delays in the identification and upgrade or replacement by the Company of its non-Year 2000 compliant computer information systems and computer systems that do not relate to information technology, but include embedded technology, the Year 2000 compliance of vendors (including vendors of the Company's computer information systems and such as local and regional electricity, natural gas and telecommunications providers) or third party service providers (including the Company's primary bank and payroll processor), generally accepted accounting principles, policies and guidelines applicable to REITs, and those factors discussed in the section entitled "Development Activity -- Certain Factors Affecting the Performance of Development Communities" and in the section entitled "Year 2000" on page 24 of this Form 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

The following discussion should be read in conjunction with the Consolidated Financial Statements of Summit Properties Inc. and the Notes thereto appearing elsewhere herein.

HISTORICAL RESULTS OF OPERATIONS

The Company's net income is generated primarily from operations of its apartment communities (the "Communities"). The changes in operating results from period to period reflect changes in existing Community performance and increases in the number of apartment homes due to development and acquisition of new Communities. Where appropriate, comparisons are made on a "fully stabilized Communities," "acquisition Communities," "stabilized development Communities" and "Communities in lease-up" basis in order to adjust for changes in the number of apartment homes. A Community is deemed to be "stabilized" when it has attained a physical occupancy level of at least 93%. A Community which the Company has acquired is deemed "fully stabilized" when owned by the Company for one year or more as of the beginning of the year. A Community which the Company has developed is deemed "fully stabilized" when stabilized for the two prior years as of the beginning of the current year. A Community is deemed to be a "stabilized development" when stabilized as of the beginning of the current year but not the entire two prior years. All Communities information presented is before real estate depreciation and amortization expense. Communities' average physical occupancy presented is defined as the number of apartment homes occupied divided by the total number of apartment homes contained in the Communities, expressed as a percentage. Average physical occupancy has been calculated using the average of the occupancy that existed on Sunday during each week of the period. Average monthly rental revenue presented represents the average monthly net rental revenue per occupied apartment home. The Company's methodology for calculating average physical occupancy and average monthly rental revenue may differ from the methodology used by other equity REITs and, accordingly, may not be comparable to such other REITs.

Effective January 1, 1999, the Company implemented prospectively a new accounting policy whereby the cost of carpet replacements is capitalized and depreciated over their estimated useful lives. Previously, the cost of carpet replacement had been expensed. The Company believes that the newly adopted accounting policy is preferable as it is consistent with standards and practices utilized by the majority of the Company's peers and provides a better matching of expenses with the related benefit of the expenditure. The change in accounting policy is being treated prospectively as a change in accounting estimate. The effect of the change in the accounting policy for carpet for the three and six months ended June 30, 1999 was an increase in net income of $422,000 and $733,000, respectively. Comparative property operating information for the three and six months ended June 30, 1998 has been adjusted to reflect the 1999 change in accounting policy. Carpet replacement expenditures for the three and six months ended June 30, 1998 for the entire portfolio of communities were $432,000 and $770,000, respectively.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND
1998

For the three and six months ended June 30, 1999, income before gain on sale of real estate assets, minority interest and extraordinary items increased $3.1 million and $5.2 million, respectively, to approximately $10.2 million and $19.2 million, respectively, from the three and six months ended June 30, 1998.

OPERATING PERFORMANCE OF THE COMPANY'S PORTFOLIO OF COMMUNITIES

The operating performance of the Communities for the three and six months ended June 30, 1999 and 1998 is summarized below (dollars in thousands):


                                  Three Months Ended                 Six Months Ended
                                       June 30,                           June 30,
                                ------------------------         --------------------------
                                                     %                                  %
                                 1999       1998    Change        1999       1998      Change
                                -------   -------  --------     --------    ------     --------
Property revenues:
   Fully stabilized
   communities ............... $23,484   $22,144      6.1%       $46,601    $44,304      5.2%
   Acquisition communities ...   8,985     1,325    578.1%        18,016      1,660    985.3%
   Stabilized development
   communities ...............   6,110     5,369     13.8%        12,092     10,241     18.1%
   Communities in lease-up ...   4,425       351   1160.7%         7,510        653   1050.1%
   Communities sold ..........     680     5,128    -86.7%         1,521     10,527    -85.5%
                               -------   -------                 -------    -------
Total property revenues ......  43,684    34,31      27.3%        85,740     67,385     27.2%
                               -------   -------                 -------    -------
Property operating and
maintenance
   expense:
   Fully stabilized
   communities ...............   7,921     7,702      2.8%        15,656     15,215      2.9%
   Acquisition communities ...   3,044       336    806.0%         6,119        426   1336.4%
   Stabilized development
   communities ...............   1,857     1,707      8.8%         3,751      3,239     15.8%
   Communities in lease-up ...   1,383       191    624.1%         2,305        310    643.5%
   Communities sold ..........     316     1,953    -83.8%           686      4,022    -82.9%
                               -------   -------                 -------    -------
Total property operating and
  maintenance expense ........  14,521    11,889     22.1%        28,517     23,212     22.9%
                               -------   -------                 -------    -------
Property operating income .... $29,163   $22,428     30.0%       $57,223    $44,173     29.5%
                               =======   =======                 =======    =======

Apartment homes, end of
period .......................  17,829    16,263      9.6%         17,829    16,263      9.6%
                               =======   =======                 =======    =======

A summary of the Company's apartment homes for the six months ended June 30, 1999 and 1998 is as follows:

                                                      1999      1998
                                                     -------- ---------
Apartment homes at January 1 ......................  18,001     14,980
Developments which began rental
operations during the period ......................     280      1,067
Sale of apartment homes ...........................    (452)      (444)
Acquisitions ......................................       -        660
                                                     --------  --------
Apartment homes at June 30 ........................  17,829     16,263
                                                     ======== =========

OPERATING PERFORMANCE OF THE COMPANY'S FULLY STABILIZED COMMUNITIES

The operating performance of the 41 Communities stabilized since January 1, 1997 in each of the three and six months ended June 30, 1999 and 1998, respectively, are summarized below (dollars in thousands except average monthly rental revenue):

                                       Three Months Ended         Six Months Ended
                                            June 30,                  June 30,
                                     ------------------------ -------------------------
                                                     %                         %
                                      1999    1998   Change    1999     1998   Change
                                     ------- ------- -------- -------  ------- --------
      Property revenues:
        Rental ..................... $21,952 $20,939    4.8%  $43,762  $42,003    4.2%
        Other ......................   1,532   1,205   27.1%    2,839    2,301   23.4%
                                     ------- -------          -------  -------
      Total property revenues ......  23,484  22,144    6.1%   46,601   44,304    5.2%
                                     ------- -------          -------  -------
      Property operating and
      maintenance
        expense:
        Personnel ..................   1,828   1,705    7.2%    3,454    3,274    5.5%
        Advertising and promotion ..     306     332   -7.8%      612      635   -3.6%
        Utilities ..................   1,135   1,183   -4.1%    2,269    2,380   -4.7%
        Building repairs and
        maintenance (1) ............   1,345   1,315    2.3%    2,650    2,523    5.0%
        Real estate taxes and
        insurance ..................   2,344   2,276    3.0%    4,670    4,600    1.5%
        Property supervision .......     581     552    5.3%    1,151    1,102    4.4%
        Other operating expense ....     382     339   12.7%      850      701   21.3%
                                     ------- -------          -------  -------
      Total property operating
      and
        maintenance expense ........   7,921   7,702    2.8%   15,656   15,215    2.9%
                                     ------- -------          -------  -------
      Property operating income .... $15,563 $14,442    7.8%  $30,945  $29,089    6.4%
                                     ======= =======          =======  =======

      Average physical occupancy ...  94.0%   91.9%     2.2%   93.9%    92.4%     1.6%
                                     ======= =======          =======  =======

      Average monthly rental
      revenue ......................    $808    $794    1.8%     $807     $790    2.2%
                                     ======= =======          =======  =======

      Number of apartment homes ....   9,820   9,820            9,820    9,820
                                     ======= =======          =======  =======

    (1) Effective January 1, 1999, the Company implemented prospectively a new accounting policy whereby expenditures for carpets are capitalized. Previously, the cost of carpet replacement had been expensed. The change in accounting policy has been treated as a change in accounting estimate and, accordingly, the 1998 historical financial statements have not been restated to reflect the change. However, for comparative purposes only, fully stabilized Communities building repairs and maintenance cost for the three and six months ended June 30, 1998 has been adjusted in the table above to reflect the new policy. Carpet replacement costs were $338,000 and $321,000 for the three months ended June 30, 1999 and 1998, respectively, and $623,000 and $567,000 for the six months ended June 30, 1999 and 1998, respectively.

    The increase in rental revenue from fully stabilized Communities was primarily the result of increases in average rental rates and increased occupancy. The higher revenues were primarily in the Company's Florida, Atlanta, Georgia, Washington D.C. metro and Richmond, Virginia markets. Property operating and maintenance costs increased by 2.8% and 2.9% during the three and six months ended June 30, 1999 as compared to the same periods in 1998 primarily due to the addition of Communities during 1998 (see "Operating Performance of the Company's Acquisition Communities" below). As a percentage of total property revenue, property operating and maintenance expenses decreased for the three month period from 34.8% in 1998 to 33.7% in 1999. For the six month period, property operating and maintenance expenses as a percentage of total property revenue decreased from 34.3% in 1998 to 33.6% in 1999.

OPERATING PERFORMANCE OF THE COMPANY'S ACQUISITION COMMUNITIES

Acquisition Communities consist of Summit St. Clair (acquired effective March 1,
1998), Summit Club at Dunwoody (acquired May 22, 1998), Summit Lenox (acquired July 8, 1998) and a portfolio of seven Communities acquired from Ewing Industries, Inc. and its affiliates (six of which were acquired November 3, 1998 and one of which was acquired on December 31, 1998 after certain operating performance benchmarks were reached). The operations of these Communities for the three and six months ended June 30, 1999 and 1998 are summarized as follows (dollars in thousands except average monthly rental revenue):

                                              Three Months
                                                 Ended       Six Months Ended
                                                June 30,          June 30,
                                            ----------------- -----------------
                                             1999     1998     1999     1998
                                            ------- --------- -------  --------
      Property revenues:

         Rental revenues ..................  $8,554    $1,269 $17,213    $1,591
         Other property revenue ...........     431       56      803       69
                                            ------- --------- -------  --------
      Total property revenues .............   8,985     1,325  18,016     1,660
                                            ------- --------- -------  --------
      Property operating and maintenance
         expense (1) ......................   3,044       336   6,119       426
                                            ======= ========= =======  ========
      Property operating income ...........  $5,941      $989 $11,897    $1,234
                                            ======= ========= =======  ========

      Average physical occupancy ..........  93.2%     96.5%   93.1%     96.6%
                                            ======= ========= =======  ========

      Average monthly rental revenue (2) ..    $872      $907    $874      $906
                                            ======= ========= =======  ========

      Number of apartment homes ...........   3,557       660   3,557       660
                                            ======= ========= =======  ========

      (1)Effective January 1, 1999, the Company implemented prospectively a new accounting policy whereby expenditures for carpets are capitalized. Previously, the cost of carpet replacement had been expensed. The change in accounting policy has been treated as a change in accounting estimate and, accordingly, the 1998 historical financial statements have not been restated. However, for comparative purposes only, acquisition Communities building repairs and maintenance cost for the three and six months ended June 30, 1998 has been adjusted in the table above to reflect the new policy. Carpet replacement costs were $31,000 and $1,000 for the three months ended June 30, 1999 and 1998, respectively, and $40,000 and $2,000 for the six months ended June 30, 1999 and 1998, respectively.
      (2)Average monthly rental revenue for the three and six months ended June 30, 1999 for Summit St. Clair and Summit Club at Dunwoody (the only Communities owned as of June 30, 1998) was $955 and $951, respectively, representing a 5.3% increase from 1998 for the three month period and a 5.0% increase from 1998 for the six month period.

The unleveraged yield on investment for the acquisition Communities, defined as property operating income for the three and six months ended June 30, 1999 on an annualized basis over total acquisition cost, was 8.93% and 8.91%, respectively.

OPERATING PERFORMANCE OF THE COMPANY'S STABILIZED DEVELOPMENT COMMUNITIES

The Company had nine development Communities (Summit Ballantyne I, Summit Sedgebrook I, Summit on the River, Summit Lake I, Summit Norcroft II, Summit Stonefield, Summit Russett, Summit Fairways and Summit Plantation II) which were stabilized during the entire six months ended June 30, 1999 but were stabilized subsequent to January 1, 1997. Such Communities will be classified as fully stabilized in the year 2000 since they will have been stabilized for two full years as of January 1, 2000. The operating performance of these nine Communities for the three and six months ended June 30, 1999 and 1998 is summarized below (dollars in thousands except average monthly rental revenue):

                                             Three Months
                                                Ended        Six Months Ended
                                               June 30,          June 30,
                                           ----------------- ------------------
                                            1999     1998     1999      1998
                                           -------- -------- --------  --------
      Property revenues:
         Rental revenues .................   $5,690   $5,070  $11,330    $9,663
         Other property
         revenue .........................      420      299      762       578
                                           -------- -------- --------  --------
      Total property
      revenues ...........................    6,110    5,369   12,092    10,241
                                           -------- -------- --------  --------
      Property operating and
      maintenance expense(1) .............    1,857    1,707    3,751     3,239
                                           --------  -------  -------  --------
      Property operating
      income .............................   $4,253   $3,662   $8,341    $7,002
                                           ======== ======== ========  ========

      Average physical occupancy .........   93.7%    92.1%    93.7%     92.0%
                                           ======== ======== ========  ========

      Average monthly rental
      revenue ............................     $922     $903     $921      $896
                                           ======== ======== ========  ========

      Number of apartment homes ..........    2,212    2,212    2,212     2,212
                                           ======== ======== ========  ========

      (1)Effective January 1, 1999, the Company implemented prospectively a new accounting policy whereby expenditures for carpets are capitalized. Previously, the cost of carpet replacement had been expensed. The change in accounting policy has been treated as a change in accounting estimate and, accordingly, the 1998 historical financial statements have not been restated to reflect the change. However, for comparative purposes only, stabilized development Communities building repairs and maintenance cost for the three and six months ended June 30, 1998 has been adjusted in the table above to reflect the new policy. Carpet replacement costs were $42,000 and $12,000 for the three months ended June 30, 1999 and 1998, respectively, and $62,000 and $15,000 for the three and six months ended June 30, 1999 and 1998, respectively.

The unleveraged yield on investment for the stabilized development Communities, defined as property operating income for the three and six months ended June 30, 1999 on an annualized basis over total development cost, was 10.44% and 10.33%, respectively.

OPERATING PERFORMANCE OF THE COMPANY'S COMMUNITIES IN LEASE-UP

The Company had ten Communities in lease-up during the six months ended June 30, 1999. A Community in lease-up is defined as one which has commenced rental operations but was not stabilized as of the beginning of the current year. A summary of the ten Communities in lease-up as of June 30, 1999 is as follows (dollars in thousands):

                                           Total      Actual/                                  % Leased
                              Number of    Actual/   Anticipated    Actual/         Q2 1999      as of
                              Apartment   Estimated  Construction   Anticipated      Average   June 30,
Community                      Homes         Cost     Completion    Stabilization   Occupancy    1999
------------------------  ------------    ------- ----------------- --------------  --------   -------
Summit Ballantyne II -
Charlotte, NC .................  154       $10,200   Q4 1998     Q1 1999       92.12%      94.00%
Summit New Albany I -
Fairfax, VA ...................  301        24,000   Q4 1998      Q3 1999      81.62%      93.70%
Summit Fair Lakes I -
Fairfax, VA ...................  370        32,800   Q1 1999      Q2 1999      94.66%      99.20%
Summit Governor's Village
- Chapel Hill, NC .............  242        16,900   Q1 1999      Q2 1999      81.08%      98.30%
Summit Lake II - Raleigh,
NC ............................  144        10,200   Q2 1999      Q3 1999      35.48%      54.90%

Summit Doral - Miami, FL (1) ..  260        22,800   Q3 1999      Q4 1999      61.27%      80.40%
Summit Westwood -
Raleigh, NC ...................  354        24,800   Q3 1999      Q4 1999      56.07%      86.20%
Summit Sedgebrook II -
Charlotte, NC .................  120         7,500   Q3 1999      Q1 2000      39.22%      77.50%
Summit Fair Lakes II -
Fairfax, VA (1) ...............  160        14,200   Q3 1999      Q1 2000      18.34%      87.50%
                               ------       ------
                               2,105      $163,400
                               =====      ========

(1) The related assets of such properties are included in the Construction in Progress category at June 30, 1999.

In addition to the Communities listed in the table above, Summit Fairview (135 apartment homes) is an existing property which is currently undergoing a major renovation. The renovation includes upgrades of the interior of the apartment homes (new cabinets, fixtures and other interior upgrades), upgrades to the parking lots and landscaping, as well as exterior painting of buildings. The renovation will require certain apartment homes to be unavailable for rental over the course of the project. The operations of Summit Fairview are included in lease-up Communities results due to the renovation work.

All Communities listed above were in lease-up during the six months ended June 30, 1999. Of the nine Communities listed in the table above and Summit Fairview, only Summit Fairview, Summit Ballantyne II, Summit Governor's Village, Summit New Albany I and Summit Fair Lakes I had operating activity during the three and six months ended June 30, 1998. The operating performance of these Communities for the three and six months ended June 30, 1999 and 1998 is summarized below (dollars in thousands except average monthly rental revenue):


                         Three Months Ended    Six Months Ended
                            June 30,               June 30,
                         ----------------   -------------------
                            1999     1998     1999      1998
                         -------- ------- --------- ---------
Property revenues:
   Rental revenues ..... $4,145    $  319    $7,049    $  616
   Other property
   revenue .............    280        32       461        37
                         ------    ------    ------    ------
Total property
revenues ...............  4,425       351     7,510       653
                         ------    ------    ------    ------
Property operating and
maintenance expense(1) .  1,383       191     2,305       310
                         ------    ------    ------   -------
Property operating
income ................. $3,042    $  160    $5,205    $  343
                         ======    ======    ======    ======

Average physical
occupancy ..............   68.7%     13.6%     59.8%     13.9%
                         ======    ======    ======    ======

Average monthly rental
revenue ................ $  882    $  957    $  883    $  956
                         ======    ======    ======    ======

Number of
apartment homes ........  2,240     1,202     2,240     1,202
                         ======    ======    ======    ======

(1) Effective January 1, 1999, the Company implemented prospectively a new accounting policy whereby expenditures for carpets are capitalized. Previously, the cost of carpet replacement had been expensed. The change in accounting policy has been treated as a change in accounting estimate and, accordingly, the 1998 historical financial statements have not been restated to reflect the change. However, for comparative purposes only, lease-up Communities building repairs and maintenance cost for the three and six months ended June 30, 1998 has been adjusted in the table above to reflect the new policy. Carpet replacement costs were $2,000 and $4,000 for the three and six months ended June 30, 1999, respectively. There were no carpet replacement expenditures for the Communities in lease-up during the six months ended June 30, 1998.

OPERATING PERFORMANCE OF THE COMPANY'S DISPOSITION COMMUNITIES

Disposition communities consist of the former Summit Hampton and Summit Oak communities in 1999 (the "1999 dispositions"). The 1998 dispositions consist of the 1999 dispositions as well as the following communities disposed during 1998 (former community names): Summit Providence, Summit Springs, Summit Old Town, Summit Creek, Summit Green, Summit Hill, Summit Hollow and Summit Station (the "1998 dispositions"). The operating performance of these communities is summarized below (dollars in thousands except average monthly rental revenue):

                           Three Months Ended        Six Months Ended
                              June 30,                June 30,
                           ----------------     -------------------
                            1999     1998     1999      1998
                            -------- ------- --------- ---------
Property revenues:
   Rental revenues ..... $   661    $ 5,022    $ 1,461    $10,198
   Other property
   revenue .............      19        106         60        329
                         -------    -------    -------    -------
Total property
revenues ...............     680      5,128      1,521     10,527
                         -------    -------    -------    -------
Property operating and
maintenance
   expense (1)
 .......................     316      1,953        686      4,022
                         -------    -------    -------    -------
Property operating
income ................. $   364    $ 3,175    $   835    $ 6,505
                         =======    =======    =======    =======

Average physical
occupancy ..............    95.8%     92.73%      95.5%     91.68%
                         =======    =======    =======    =======

Average monthly rental
revenue ................ $   632    $   691    $   628    $   689
                         =======    =======    =======    =======

Number of
apartment homes ........     452      2,813        452      2,813
                         =======    =======    =======    =======

(1) Effective January 1, 1999, the Company implemented prospectively a new accounting policy whereby expenditures for carpets are capitalized. Previously, the cost of carpet replacement had been expensed. The change in accounting policy has been treated as a change in accounting estimate and, accordingly, the 1998 historical financial statements have not been restated to reflect the change. However, for comparative purposes only, disposition communities building repairs and maintenance cost for the three and six months ended June 30, 1998 has been adjusted in the table above to reflect the new policy. Carpet replacement costs were $20,000 and $98,000 for the three months ended June 30, 1999 and 1998, respectively. Carpet replacement costs for the six months ended June 30, 1999 and 1998 were $42,000 and $186,000, respectively.

OPERATING PERFORMANCE OF SUMMIT MANAGEMENT COMPANY

The operating performance of Summit Management Company (the "Management Company") and its wholly-owned subsidiary, Summit Apartment Builders Inc. (the "Construction Company"), for the three and six months ended June 30, 1999 and 1998 is summarized below (dollars in thousands):

                                    Three Months Ended  Six Months Ended
                                         June 30,            June 30,
                                    ------------------  -----------------
                                       1999    1998       1999      1998
                                      ------- -------   -------   -------
Revenue ............................   $2,330  $1,597    $4,161    $3,055
Expenses
   Operating .......................   2,401    1,276     4,327     2,601
   Depreciation ....................      70       59       143       118
   Amortization ....................      76       72       150       143
   Interest ........................      75       75       150       150
                                      ------- -------  -------- ---------
   Total expenses ..................    2,622   1,482     4,770     3,012
                                      -------  ------  -------- ---------
Net (loss) income of Summit
Management Company .................  ($292)     $115   ($609)        $43
                                      ======= =======  ======== =========

The increase in revenue for the three and six month periods was primarily a result of higher revenues from managing the Company's Communities and higher revenues from construction activity. The increase in operating expenses was a result of increased construction activities and increased personnel at the Management Company in order to better support the Company's growth objectives, including improving the operating performance of its stabilized Communities. In addition, the number of personnel dedicated to information systems at the Management Company increased.

Property management fees include $328,000 and $357,000 of fees from third parties for the three months ended June 30, 1999 and 1998, respectively, and $653,000 and $658,000 of fees from third parties for the six months ended June 30, 1999 and 1998, respectively. Property management fees from third parties as a percentage of total property management revenues were 20.6% and 21.2% for the three months ended June 30, 1999 and 1998, respectively, and 21.4% and 21.0% for the six months ended June 30, 1999 and 1998, respectively. The Company expects third party management revenue as a percentage of total property management revenues to continue to decline as revenues from the Company's Communities continue to increase.

All of the Construction Company's revenues are from contracts with the Company.

OTHER INCOME AND EXPENSES

Interest income increased by $619,000 and $1.6 million, respectively, to $799,000 and $1.8 million for the three and six months ended June 30, 1999, respectively, compared to the same periods in 1998, primarily due to interest earned on proceeds from property sales placed in escrow in accordance with like-kind exchange income tax regulations.

Interest expense, including amortization of deferred financing costs, increased by $2.3 million and $5.5 million for the three and six months ended June 30, 1999, respectively, compared with the same periods in 1998. This increase was primarily the result of an increase in the Company's average indebtedness outstanding. Average indebtedness outstanding increased $165.6 million and effective interest cost decreased 0.12% (6.73% to 6.61%) for the three months ended June 30, 1999 as compared to the same period in 1998. Average indebtedness outstanding increased $208.0 million and effective interest cost decreased 0.16% (6.71% to 6.55%) for the six months ended June 30, 1999 as compared to the same period in 1998.

Depreciation expense increased $1.7 million and $3.5 million, or 35.4% and 25.8%, for the three and six months ended June 30, 1999, respectively, compared with the similar periods in 1998, primarily due to depreciation on recently acquired or developed Communities, offset by a reduction in depreciation related to Communities sold.

General and administrative expenses increased $227,000 and $506,000, or 30.9% and 32.9%, for the three and six months ended June 30, 1999, respectively, as compared to the similar periods in 1998, primarily due to increased compensation costs and expenses related to the Company's overall growth. As a percentage of revenues, general and administrative expenses were 2.2% and 2.1% for the three months ended June 30, 1999 and 1998 and 2.3% for both of the six month periods ending June 30, 1999 and 1998, respectively.

EXTRAORDINARY ITEMS

The extraordinary items in the six months ended June 30, 1998 resulted from the write-off of deferred financing costs in conjunction with the replacement by the Company of its prior credit facility with a new credit facility as well as prepayment penalties on four mortgage notes which were repaid during the period. The extraordinary items are net of $27,000, which was allocated to the minority interest of unitholders in the Operating Partnership, calculated on the weighted average number of Units outstanding.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company's net cash provided by operating activities decreased from $30.0 million for the six months ended June 30, 1998 to $27.7 million for the same period in 1999, primarily due to a $13.8 million increase in property operating income and a $1.6 million increase in interest income offset by a $5.3 million increase in interest paid and a $5.9 million decrease in accounts payable and accrued expenses. The increase in interest income was due to interest earned on proceeds from property sales placed in escrow in accordance with like-kind exchange income tax regulations. The increase in interest paid was primarily due to an increase in the average indebtedness outstanding. The decrease in accounts payable and accrued expenses was primarily due to timing of property tax and construction related payments and the payment of certain liabilities assumed in conjunction with the Company's Community acquisitions during the fourth quarter of 1998.

Net cash used in investing activities for the six months ended June 30, 1998 was $95.1 million. Cash provided by investing activities was $32.3 million for the same period in 1999 due to the absence of the purchase of communities during the six months ended June 30, 1999, and an increase in proceeds from sale of Communities, partially offset by an increase in the construction of Communities. Property sale proceeds in 1998 were placed in escrow in accordance with like-kind exchange income tax regulations. Proceeds from the sale of Communities in 1999 represents funds expended from these like-kind exchange escrows. In the event the proceeds from these property sales are not fully invested in qualified like-kind property during the required time period, a special distribution may be made or company level tax may be incurred.

Net cash provided by financing activities was $63.8 million for the six months ended June 30, 1998. Net cash used in financing activities was $32.3 million for the same period in 1999, primarily due to net repayments of $98.5 million on the Company's Unsecured Credit Facility (as hereinafter defined) funded partially by the use of $82.9 million of proceeds from the sale of Series B Preferred Units during the period. Other uses of cash during the six months ended June 30, 1999 which caused an increase in cash used in financing activities were the payment of higher dividends and distributions to unitholders, the repurchase of Common Stock for an aggregate purchase price of approximately $10.5 million, a decrease in repayment of mortgage debt and a decrease in equity proceeds from the Company's dividend reinvestment and stock purchase plans, offset by increased borrowings from unsecured bonds.

The ratio of earnings to fixed charges was 1.86 for the six months ended June 30, 1999 as compared to 2.14 for the six months ended June 30, 1998. The decrease is primarily due to increased interest charges as discussed in "Historical Results of Operations -- Other Income and Expenses" above.

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

The Company's outstanding indebtedness at June 30, 1999 totaled $634.8 million. This amount includes approximately $265.7 million in fixed rate conventional mortgages, $39.0 million of variable rate tax-exempt bonds, $266.0 million of unsecured notes, $9.1 million of tax-exempt fixed rate loans, and $55.0 million under the Unsecured Credit Facility (as hereinafter defined).

During the six months ended June 30, 1999, the Company sold two communities, one of which had an associated variable rate tax-exempt bond ($12.3 million outstanding at the date of sale) and one of which had an associated conventional mortgage ($2.5 million outstanding at the date of sale). Both of these debt instruments were assumed by the respective purchasers of the communities upon sale.

The Company repaid four mortgage notes with a balance of $11.9 million during the first quarter of 1998. The mortgage notes had an 8% interest rate and were repaid from borrowings under the Company's Unsecured Credit Facility (as hereinafter defined).

The Company expects to meet its short-term liquidity requirements (i.e., liquidity requirements arising within 12 months) including recurring capital expenditures relating to maintaining its existing properties, generally through its working capital, net cash provided by operating activities and borrowings under its Unsecured Credit Facility (as hereinafter defined). The Company considers its cash provided by operating activities to be adequate to meet operating requirements and payments of dividends and distributions. The Company expects to meet its long-term liquidity requirements (i.e., liquidity requirements arising after 12 months), such as scheduled mortgage debt maturities, property acquisitions, financing of construction and development activities and other non-recurring capital improvements, through the issuance of unsecured notes and equity securities, from undistributed cash flow, from proceeds received from the disposition of certain Communities and in connection with the acquisition of land or improved property, through the issuance of Units.

CREDIT FACILITY

The Company has a syndicated unsecured line of credit (the "Unsecured Credit Facility") in the amount of $200 million. The Unsecured Credit Facility provides funds for new development, acquisitions and general working capital purposes. The Unsecured Credit Facility has a three-year term with two one-year extension options and will initially bear interest at LIBOR+90 basis points based upon the Company's current credit rating of BBB- by Standard & Poor's Rating Services and Baa3 by Moody's Investors Service. The interest rate will be reduced in the event an upgrade of the Company's unsecured credit rating is obtained. The Unsecured Credit Facility also provides a bid option sub-facility equal to a maximum of fifty percent of the total facility ($100 million). This sub-facility provides the Company with the option to place borrowings in a fixed LIBOR contract up to 180 days.

MEDIUM-TERM NOTES

The Company has established a program for the sale by the Operating Partnership of up to $95 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance (the "MTN Program"). On March 18, 1999, the Operating Partnership sold $25 million of notes under the MTN Program. Such notes are due on March 16, 2009 and bear interest at 7.59% per year. Proceeds from the notes issued were used to reduce the Unsecured Credit Facility. The Operating Partnership has issued Medium-Term Notes with an aggregate principal amount of $80 million ($55 million of which was issued during 1998) of the $95 million aggregate principal amount of Medium-Term Notes registered in connection with the MTN Program. In July 1999, the Company and the Operating Partnership filed a shelf registration statement with the Securities and Exchange Commission pursuant to which the Operating Partnership may issue debt securities with an aggregate public offering price of up to $250,000,000. The shelf registration statement was declared effective by the Securities and Exchange Commission on August 6, 1999. The Company intends to establish a similar program for the sale of Medium-Term Notes by the Operating Partnership under such registration statement, pursuant to which the Operating Partnership may issue Medium-Term Notes from time to time in the future subject to market conditions and other factors.

PRIVATE PLACEMENT OF PREFERRED UNITS

On April 29, 1999, the Operating Partnership completed a private placement of
3.4 million of its 8.95% Series B Cumulative Redeemable Perpetual Preferred Units (the "Series B Preferred Units") to two institutional investors at a price of $25.00 per unit. The net proceeds of approximately $83 million were used to repay amounts outstanding under the Company's Unsecured Credit Facility. The Series B Preferred Units may be exchanged by the holders into shares of the Company's 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock ("Series B Preferred Shares") on a one-for-one basis. Holders of the Series B Preferred Units may exercise their exchange right (a) at any time on or after April 29, 2009, (b) at any time if full quarterly distributions are not made for six quarters, or (c) upon the occurrence of particular specified events related to the treatment of the Operating Partnership or the Series B preferred Units for federal income tax purposes. The Operating Partnership may redeem the Series B Preferred Units at any time on or after April 29, 2004 for cash at a redemption price of $25.00 per unit, plus all accumulated, accrued and unpaid distributions or dividends. In lieu of cash, the Operating Partnership may elect to deliver Series B Preferred Shares on a one-for-one basis, plus an amount equal to all accumulated, accrued and unpaid distributions or dividends. The Series B Preferred Units have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Company or the Operating Partnership. Distributions on the Series B Preferred Units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.95% per annum of the $25.00 original capital contribution. Holders of the Series B Preferred Units received a distribution in the aggregate amount of approximately $1.3 million on June 30, 1999.

COMMON STOCK REPURCHASE PROGRAM

On May 11, 1999, the Board of Directors of the Company authorized a common stock repurchase program pursuant to which the Company is authorized to purchase up to $50 million of currently issued and outstanding par value $0.01 per share common stock of the Company ("Common Stock"). All repurchases have and will be made on the open market at prevailing prices. This authority may be exercised from time to time and in such amounts as market conditions warrant. During the six months ended June 30, 1999, the Company repurchased 534,300 shares of Common Stock for an aggregate purchase price of approximately $10.5 million, an average price of $19.64 per share.

COMMUNITY DISPOSITIONS

On June 18, 1999, the Company sold an apartment community in Bradenton, Florida, formerly known as Summit Hampton (352 apartment homes) for $17.1 million. The disposition of Summit Hampton resulted in the recognition of a gain on sale of $5.4 million. The net proceeds of $4.4 million, net of tax-exempt bond assumption of $12.3 million, were placed into escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations and will be used to fund future development communities.

On June 24, 1999, the Company sold an apartment community in Goldsboro, North Carolina, formerly known as Summit Oak (100 apartment homes) for $4.1 million. Net proceeds of $1.5 million, net of mortgage assumption of $2.5 million, were placed into escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations. The escrow funds will be used to fund future development communities. A gain on sale of $907,000 was recognized.

On August 11, 1999, the Company sold an apartment community in Greenville, South Carolina, formerly known as Summit Beacon Ridge (144 apartment homes), for $7.6 million. The net proceeds of $7.4 million were placed into escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations and are expected to be used to fund future development communities. The Company does not expect to record a loss on the disposition of this Community.

PROPERTIES BEING MARKETED FOR SALE

At June 30, 1999, the Company had five apartment Communities for sale with a net book value of approximately $40.9 million. The Company does not anticipate incurring a loss on any individual apartment Community sale. The five apartment Communities held for sale represented approximately 4.6% of property operating income for the Company for the six months ended June 30, 1999. The Company intends to use proceeds from these sales and future sales of Communities to fund future development and to repurchase Common Stock under the Company's common stock repurchase program.

DEVELOPMENT ACTIVITY

The Company's construction in progress at June 30, 1999 is summarized as follows (dollars in thousands):

                                                 Total                Estimated    Anticipated
                                  Apartment     Estimated   Cost To     Cost To    Construction
Community                           Homes          Costs     Date       Complete    Completion
--------------------------------- ----------    --------  --------     --------    -----------
Summit Doral - Miami, FL (1) .....    260        $22,800  $20,861      $1,939      Q3 1999
Summit Fair Lakes II - Fairfax,
VA (1) ...........................    160         14,200   13,721         479      Q3 1999
Summit New Albany II- Columbus,
OH ...............................    127          9,800    3,722       6,078      Q4 1999
Summit Largo - Largo, MD .........    217         18,000   10,014       7,986      Q1 2000
Summit Hunter's Creek -
Orlando, FL ......................    270         19,200    5,716      13,484      Q1 2000
Summit Russett II- Laurel, MD ....    112          9,900    3,287       6,613      Q2 2000
Summit Deer Creek - Atlanta, GA ..    292         22,200    6,323      15,877      Q2 2000
Summit Ashburn Farm- Loudon
County, VA .......................    162         13,800    3,615      10,185      Q3 2000
Summit Grandview - Charlotte, NC .    266         45,500    9,397      36,103      Q4 2000
Reunion Park by Summit- Raleigh
, NC .............................    248         14,300    2,108      12,192      Q1 2001
                                    ----------   --------  --------   --------
                                    2,114        189,700   78,764     110,936
Other development and
construction costs (2) ...........      -              -   39,115           -
                                  ----------    ---------  --------  ---------
                                   $2,114        $189,700 $117,879    $110,936
                                  ==========     ======== =========   =========

(1) These communities were in lease-up at June 30, 1999.
(2) Consists primarily of land held for development and other predevelopment costs.

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

Other development risks include the possibility of incurring additional costs or liabilities resulting from defects in construction material and the possibility that financing may not be available on favorable terms, or at all, to pursue or complete development activities. Similarly, market conditions at the time these Communities become available for leasing will affect the rental rates that may be charged and the period of time necessary to achieve stabilization, which could make one or more of the development Communities unprofitable or result in achieving stabilization later than currently anticipated. In addition, the Company is conducting feasibility and other pre-development work for six Communities. The Company could abandon the development of any one or more of these potential Communities in the event that it determines that market conditions do not support development, financing is not available on favorable terms or other circumstances which may prevent development. Similarly, there can be no assurance that, if the Company does pursue one or more of these potential Communities, that it will be able to complete construction within the currently estimated development budgets or that construction can be started at the time currently anticipated.

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

ASSESSMENT

The Company has substantially completed an assessment of its standard computer information systems and is now taking the further necessary steps to make its core computer information systems, in those situations in which the Company is required to do so, Year 2000 compliant. See "Remediation and Implementation" below. As of June 30, 1999, the Company is 100% complete with its assessment of the Year 2000 compliance in regard to the Company's other (i.e., non-core) standard computer information systems. Year 2000 analysis software was used to perform this assessment and to determine the steps needed for remediation. See "Remediation and Implementation" below.

In addition, the Company has completed the evaluation and assessment of its other computer systems that do not relate to information technology but include embedded technology, such as telecommunications, security, HVAC, elevator, fire and safety systems. The assessment was completed by the end of the second quarter of 1999 with no major deficiencies noted. The Company is aware that such systems contain embedded chips that are difficult to identify and test and may require complete replacement because they cannot be repaired. Failure of the Company to identify or remediate any embedded chips (either on an individual or aggregate basis) on which significant business operations depend, such as phone systems, could have a material adverse impact on the Company's business, financial condition and results of operations.

The Company rents apartments in its Communities to individuals and does not have a single customer or group of customers who rents a significant number of apartments. The Company's primary purchases, except utilities (e.g. electricity, natural gas and telecommunications services), are building-related products (e.g., carpets, paint and blinds) and services (e.g., lawn care services), all of which are available from numerous suppliers. The Company is in the process of attempting to obtain written verification from utility providers that they will be Year 2000 compliant. The Company's primary financial service providers are its primary bank and payroll processor. The primary bank has provided written verification to the Company that it will be Year 2000 compliant. The Company implemented the payroll processor's Year 2000 upgrade during the fourth quarter of 1998. For the foregoing reasons, the Company does not believe that there is a significant risk related to the failure of residents, vendors or third-party goods or service providers to prepare for the Year 2000; however, the costs and timing of third-party Year 2000 compliance is not within the Company's control and no assurances can be given with respect to the cost or timing of such efforts or the potential effects of any failure to comply.

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

The remediation of non-core standard computer information systems and embedded technology issues will be accomplished through a series of minor hardware upgrades and software patches. The Company expects that the implementation of these upgrades will be completed on or before October 31, 1999.

TESTING

To attempt to confirm that its computer systems are Year 2000 compliant, the Company expects to perform limited testing of its computer information systems and its other computer systems that do not relate to information technology but include embedded technology; however, unless Year 2000 issues arise in the course of its limited testing, the Company will rely on the written verification received from each vendor of its computer systems that the relevant system is Year 2000 compliant. Nevertheless, there can be no assurance that the computer systems on which the Company's business relies will correctly distinguish dates before the year 2000 from dates in and after the year 2000. Any such failures could have a material adverse effect on the Company's business, financial condition and results of operations. The Company began testing during the fourth quarter of 1998 and completed accounting and property management systems testing before the end of the second quarter of 1999. These tests are supplemented with additional written representations from these key vendors.

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

THE COMPANY'S CONTINGENCY PLANS

The Company intends to develop contingency plans for significant business risks identified by the Company that might result from Year-2000 related events. Because the Company has not yet identified any specific business function that will be materially at risk of significant Year-2000 related disruptions, and because a full assessment of the Company's risk from potential Year 2000 failures is still in process, the Company has not yet developed detailed contingency plans specific to Year 2000 problems. The Company would develop one or more contingency plans in the event that the Company recognized an issue that required implementation of such a plan or plans.

FUNDS FROM OPERATIONS

The White Paper on Funds from Operations approved by the Board of Governors of NAREIT in March 1995 defines Funds from Operations as net income (loss) (computed in accordance with Generally Accepted Accounting Principles), excluding gains (or losses) from debt restructuring and sale of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company computes Funds from Operations in accordance with the standards established by the White Paper, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. Funds Available for Distribution is defined as Funds from Operations less capital expenditures funded by operations (recurring capital expenditures). The Company's methodology for calculating Funds Available for Distribution may differ from the methodology for calculating Funds Available for Distribution utilized by other equity REITs, and accordingly, may not be comparable to other REITs. Funds from Operations and Funds Available for Distribution do not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, property acquisitions, development, dividends and distributions or other commitments and uncertainties. Funds from Operations and Funds Available for Distribution should not be considered as alternatives to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor are they indicative of funds available to fund the Company's cash needs, including its ability to make dividends/distributions. The Company believes Funds from Operations and Funds Available for Distribution are helpful to investors as measures of the performance of the Company because, along with cash flows from operating activities, financing activities and investing activities, they provide investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures.

Funds from Operations and Funds Available for Distribution for the three and six months ended June 30, 1999 and 1998 are calculated as follows (dollars in thousands):


                                      Three Months Ended    Six Months Ended
                                           June 30,           June 30,
                                      ------------------- ------------------
                                        1999      1998      1999     1998
                                      --------- --------- --------- --------
Net income .........................   $ 13,139   $13,553   $20,919  $19,292
Extraordinary items, net of
minority interest                             -         -         -      158
Gain on sale of real estate assets .     (6,307)   (8,731)   (6,307)  (8,731)
Minority interest of unitholders
    in Operating Partnership .......      2,051     2,315     3,269    3,310
                                      --------- --------- --------- --------
    Subtotal .......................      8,883     7,137    17,881   14,029
Depreciation:
  Real estate assets ...............      8,577     6,842    16,804   13,363
  Real estate joint venture ........        184        -        367       -
                                      --------- --------- --------- --------
Funds from Operations ..............     17,644    13,979    35,052   27,392
Recurring capital expenditures (1) .     (2,152)   (1,918)   (3,191)  (2,761)
                                      --------- --------- --------- --------
Funds Available for Distribution ...  $  15,492  $ 12,061   $31,861  $24,631
                                      ========= ========= ========= ========
Non-recurring capital expenditures
(1) (2) ............................  $   1,395  $    724   $ 2,286  $ 1,487
                                      ========= ========= ========= ========
Cash Flow Provided By (Used In):
    Operating Activities ...........   $ 13,359   $15,924   $27,760  $30,084
    Investing Activities ...........     19,810   (40,797)    5,087  (95,108)
    Financing Activities ...........    (33,256)   22,927   (32,298)  63,848

Weighted average shares and units
outstanding -diluted ............... 32,856,145 28,810,928 32,813,134 28,478,149
                                      ========= =========  =========   ========


(1)Recurring capital expenditures are expected to be funded from operations and consist primarily of exterior painting, carpets in 1999, new appliances, vinyl, blinds, tile, and wallpaper. In contrast, non-recurring capital expenditures, such as major improvements, new garages and access gates, are expected to be funded by financing activities and are, therefore, not included in the calculation of Funds Available for Distribution. The increase in recurring capital expenditures for the three and six months ended June 30, 1999 and 1998 was primarily due to the Company's change in accounting policy to capitalize carpets starting January 1, 1999. Without carpet, recurring capital expenditures for the three and six months ended June 30, 1999 would have been $1.7 million and $2.4 million, respectively.

(2)Non-recurring capital expenditures for the six months ended June 30, 1999 and 1998 are major renovations in the amount of $1.5 million in 1999 and $364,000 in 1998; $343,000 for access gates and security fences in 1999; $10,000 and $484,000 for water meters in 1999 and 1998, respectively; $239,000 for new signage in 1998; $465,000 and $207,000 in other revenue enhancement expenditures in 1999 and 1998, respectively and $186,000 for improvements at Summit Norcroft I completed in conjunction with the development of Summit Norcroft II in 1998.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There has been no material change in the Company's market risk since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 11, 1999, the Company held its 1999 Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, stockholders of the Company were asked to consider (1) a proposal to elect two Class II Directors of the Company to serve until the 2002 annual meeting of stockholders and until their successors are duly elected and qualified (the "Election Proposal") and (2) a proposal to approve the Company's 1994 Stock Option and Incentive Plan, as Amended and Restated (the "Plan") (the "Plan Proposal").

With respect to the Election Proposal, Nelson Schwab III and Steven R. LeBlanc were nominated to serve as Class II Directors of the Company. Mr. Schwab received 22.8 million votes in favor of his election with 0.6 million votes withheld. Mr. LeBlanc received 22.6 million votes in favor of his election with 0.7 million votes withheld. Mr. Schwab and Mr. LeBlanc were therefore elected as Class II Directors of the Company to serve until the 2002 Annual Meeting of Stockholders and until their successors are duly elected and qualified. Other Directors of the Company whose terms of office continued after the Annual Meeting are William B. McGuire, Jr. (Class III Director),
William  F.  Paulsen  (Class  III  Director),   Henry  H.  Fishkind  (Class  I
Director), James H. Hance, Jr. (Class I Director) and James M. Allwin (Class II Director).

The stockholders also voted to approve the Plan as described in the Company's proxy statement. The Plan Proposal received 14.4 million votes in favor and 2.4 million votes against, with 0.4 million votes abstaining.

                                   PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

 10.1 Summit Properties Inc. 1994 Stock Option and Incentive Plan, as Amended and Restated (incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8, Registration No. 333-79897).
*10.2 Amendment Agreement, dated as of May 1, 1999, by and among the Company, the Management Company and William B. Hamilton.
*10.3 Indemnification Agreement, dated as of July 20, 1999, by and among the Company, the Operating Partnership, and each director and executive officer of the Company.
*12.1     Statement Regarding Calculation of Ratio of Earnings to Fixed
          Charges for the Six Months ended June 30, 1999 (filed herewith).
*27.1 Financial Data Schedule--Six Months ended June 30, 1999 (for SEC use only).

    *  Filed herewith

(b) Reports on Form 8-K

     None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            SUMMIT PROPERTIES INC.

 SIGNATURES               TITLE                                               DATE
 ----------               -----                                               ----

/S/ WILLIAM F. PAULSEN    President and Chief Executive Officer            August 12, 1999
--  ------------------
 WILLIAM F. PAULSEN

/S/ MICHAEL L. SCHWARZ    Executive Vice President and Chief Financial     August 12 1999
--  ------------------              Officer
 MICHAEL L. SCHWARZ

                                EXHIBIT INDEX

(a) Exhibits

 10.1 Summit Properties Inc. 1994 Stock Option and Incentive Plan, as Amended and Restated (incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8, Registration No.
           333-79897).
*10.2 Amendment Agreement, dated as of May 1, 1999, by and among the Company, the Management Company and William B. Hamilton.
*10.3 Indemnification Agreement, dated as of July 20, 1999, by and among the Company, the Operating Partnership, and each director and executive officer of the Company.
*12.1     Statement Regarding Calculation of Ratio of Earnings to Fixed
          Charges for the Six Months ended June 30, 1999 (filed herewith).
*27.1 Financial Data Schedule--Six Months ended June 30, 1999 (for SEC use only).

     *  Filed herewith