Form 10-K
period 1999-12-31
SUMMIT PROPERTIES INC
filed 2000-03-17
CIK 915773

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 1999    Commission file number  1-12792

                             SUMMIT PROPERTIES INC.
             (Exact name of registrant as specified in its charter)

                             ---------------------

                    MARYLAND                                        56-1857807
        (State or other jurisdiction of                          (I.R.S. Employer
         incorporation or organization)                        Identification No.)

             212 SOUTH TRYON STREET
                   SUITE 500
           CHARLOTTE, NORTH CAROLINA                                  28281
    (Address of principal executive offices)                        (Zip Code)

                                 (704) 334-3000
              (Registrant's telephone number, including area code)

                             ---------------------

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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, as of March 10, 2000 was $483,696,393.

The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of March 10, 2000 was 26,429,884.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 ITEM                                                                  PAGE
 ----                                                                  ----
PART I

1.       Business....................................................     3

2.       Properties..................................................     8

3.       Legal Proceedings...........................................    11

4.       Submission of Matters to a Vote of Security Holders.........    11

PART II

5.       Market for Registrant's Common Equity and Related
           Stockholder Matters.......................................    12

6.       Selected Financial Data.....................................    13

7.       Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................    15

7A.      Quantitative and Qualitative Disclosure about Market Risk...    33

8.       Financial Statements and Supplementary Data.................    33

9.       Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure..................................    33

PART III

10.      Directors and Executive Officers of Registrant..............    34

11.      Executive Compensation......................................    34

12.      Security Ownership of Certain Beneficial Owners and
           Management................................................    34

13.      Certain Relationships and Related Transactions..............    34

PART IV

14.      Exhibits, Financial Statement Schedules and Reports on Form
           8-K.......................................................    35

                                     PART I

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Forward-Looking Statements" on page 15 and elsewhere in this Form 10-K.

ITEM 1.  BUSINESS

THE COMPANY

Summit Properties Inc. (the "Company") is an established leader in the development, acquisition, and management of luxury apartment communities. It has received numerous national awards including "Management Company of the Year" from the National Association of Home Builders in 1993 and the "National Award for Service" from CEL & Associates in 1998 and 1999. The Company currently owns or holds an ownership interest in 70 Communities comprised of 18,198 apartment homes with an additional 2,952 apartment homes under construction in 11 new Communities (collectively, the "Communities"). The Company is a fully integrated organization with multifamily development, construction, acquisition and management expertise which employs approximately 650 individuals.

The Company's business is conducted principally through Summit Properties Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"), of which the Company is the sole general partner and an 85.6% economic owner as of December 31, 1999. The Company's third party management, certain construction, and other businesses are conducted through its subsidiaries, Summit Management Company, a Maryland corporation (the "Management Company"), and Summit Apartment Builders, Inc., a Florida corporation (the "Construction Company"). Except where otherwise explicitly noted, the "Company" shall also hereinafter refer to the Operating Partnership, the Management Company and the Construction Company.

The Company, operating throughout the Southeast, Southwest, Midwest, and Mid-Atlantic states, has chosen to focus its current efforts in its six largest high growth markets: Atlanta, Washington DC, Southeast Florida, Raleigh, Charlotte, and Dallas. In keeping with this strategy, the Company has established city operating offices in each of these cities. These city offices have direct responsibility for development, construction, and management of the Communities in their geographic markets. The Company believes that this decentralized structure provides it with superior local knowledge and experience in each market.

OPERATING PHILOSOPHY

The Company views customer service as its driving force and seeks to provide its residents with experienced, well-trained and attentive management staffs. Every Community associate enters into a comprehensive training program called "Ask for Action" when he or she is hired. This training program ensures that all associates have a clear understanding of their job responsibilities, the high standards of performance expected of them, and the importance of excellent customer service. The Company has also developed five classes focusing on excellence in property management to provide on-going training and to further enhance associate productivity. The Company believes that this training regimen, along with a proprietary hiring process called "Success by Selection", is providing a higher quality management staff, evidenced by higher resident satisfaction at the Communities and lower associate turnover.

The Company has long stressed the importance of developing strong customer relationships with its residents. The Company's commitment to resident satisfaction is evidenced by its Peak Services. Peak Services include: a 30 Day Happiness Guarantee where residents can move from the Company's property without any lease break penalties if they are not satisfied with their home; Same Day Service and 24 Hour Emergency Maintenance; Business Services; Package Acceptance and Delivery; Loaner Living Accessories where the Company provides convenience tools for the residents' use; No Nonsense Transfer Policy where residents can easily move from one Summit Community to another; and a free Video Library.

This excellence in service, in addition to upscale features and premium locations in high growth markets, has allowed the Company to charge market-leading rents to its residents while maintaining high occupancy rates. The Company's geographic market focus and decentralized city office structure further promote income growth.

GROWTH STRATEGIES

The Company's objective is to create long term value through four strategies:
Maximizing Internal Growth, Enhancing Operational Efficiency, Deploying Capital Strategically, and Optimizing Size and Diversity.

Maximizing Internal Growth. The Company seeks to maximize internal growth by operating in a select number of high growth markets throughout the Southeast, Southwest, Midwest, and Mid-Atlantic states. These markets have typically experienced stronger upswings and recovered from downturns more quickly. The Company believes that by operating in these markets it has a better opportunity to maximize the economic return from its Communities by optimizing the trade-off between increasing rental rates and maintaining high occupancy levels. Consistent with this strategy, the Company is typically among the rental rate leaders in its markets. The Company's affluent resident profile, well-trained property management staff, and management information systems support this strategy.

For the year ended December 31, 1999, average rent per occupied apartment home for the Company's fully stabilized Communities increased 2.2%, and property operating income from these Communities increased 6.0% for the same period. Average occupancy, rental revenue, and property operating income levels for the Company's fully stabilized Communities are as follows for the years set forth below:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
Average Physical Occupancy(1)...............................  93.9%    93.3%    93.2%
Average Monthly Rental Revenue per Occupied Apartment
  Home......................................................  $831     $763     $717
Average Monthly Rental Revenue per Apartment Home Growth
  Rate......................................................   2.2%     3.3%     2.1%
Property Operating Income Growth Rate(2)....................   6.0%     3.6%     2.4%
Number of Communities(1)....................................    36       39       44

(1) The Company also has ten acquisition Communities, nine stabilized development Communities (i.e., stabilized after January 1, 1997) and fourteen Communities in lease-up. In 1999, average physical occupancy rates were 91.9% and 93.6% and average monthly rental revenue were $876 and $928 per occupied apartment home for acquisition Communities and stabilized development Communities, respectively. Annual averages for Communities in lease-up are not meaningful as the Communities were in various stages of construction/lease-up during the year.

(2) Property Operating Income is defined as total rental and other property revenues less property operating and maintenance expense (excluding depreciation and amortization).

Enhancing Operational Efficiency. The Company has successfully integrated property management, development, and construction and will continue to leverage its strengths in each of these areas to enhance operational efficiency and increase brand recognition. As a result, the Company believes that it will be able to select the best sites in its markets, build high quality communities both in terms of architecture and construction techniques, and operate the communities to generate market leading rents while maintaining high occupancies. The Company believes this integrated approach will create premium quality communities with increased customer satisfaction.

Furthermore, the Company is actively seeking ways to reduce operational expenses. The Management Company is constantly exploring new ways to manage costs and share best practices across the Company. The Company's development organization has moved to using a consistent design across all garden style communities, which the Company believes will eliminate many expenses realized by designing each new community as a unique entity and will help achieve economies of scale. The Construction Company is also actively seeking methods to cut costs through more competitive bidding and on-line purchasing of commodities.

Deploying Capital Strategically. Since its initial public offering in 1994, the Company has increased the size of its property portfolio by almost 150% to 16,765 apartment homes. Development of new Communities has been the foundation of the Company's growth. Of its 65 completed Communities, 40 have been developed by the Company or its predecessors. The Company attributes much of its historical cash flow growth to the quality of the apartment Communities it has developed over the years.

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

The Company utilizes the Construction Company in addition to third-party general contractors to build its new Communities. Of the 2,952 apartment homes in development at December 31, 1999, 91% are being built by the Construction Company, which has resulted in higher quality construction, improved timeliness and cost savings.

In 1999, the Company completed development of seven Communities, adding 1,650 apartment homes to the Company's portfolio. These seven Communities represent a total investment of approximately $130.9 million. The Communities completed in 1999 are Summit Fair Lakes I, Summit Governor's Village, Summit Fair Lakes II, Summit Westwood, Summit Lake II, Summit Sedgebrook II and Summit Doral.

As of December 31, 1999, the Company had eleven apartment Communities under construction (four of which are also in lease-up) containing 2,952 apartment homes, with a budgeted cost of $251.2 million. The following provides summary information regarding the Communities under construction as of December 31, 1999 (dollars in thousands):

                                                       TOTAL                ESTIMATED   ANTICIPATED
                                         APARTMENT   ESTIMATED   COST TO     COST TO    CONSTRUCTION
               COMMUNITY                   HOMES       COSTS       DATE     COMPLETE     COMPLETION
---------------------------------------  ---------   ---------   --------   ---------   ------------
Summit Largo -- Largo, MD..............       219    $ 18,000    $ 17,021   $    979      Q1 2000
Summit New Albany II -- Columbus, OH...       127       9,800       8,323      1,477      Q1 2000
Summit Hunter's Creek -- Orlando, FL...       270      19,200      16,609      2,591      Q1 2000
Summit Deer Creek -- Atlanta, GA.......       292      22,200      16,409      5,791      Q2 2000
Summit Russett II -- Laurel, MD........       112       9,900       4,367      5,533      Q2 2000
Summit Ashburn Farm -- Loudon County,
  VA...................................       162      14,600       9,235      5,365      Q3 2000
Summit Grandview -- Charlotte, NC......       266      45,500      16,821     28,679      Q4 2000
Reunion Park by Summit -- Raleigh,
  NC...................................       248      14,300       7,963      6,337      Q1 2001
Summit Deerfield -- Cincinnati, OH.....       498      41,500      14,845     26,655      Q3 2001
Summit Crest -- Raleigh, NC............       438      30,700       3,727     26,973      Q3 2001
Summit Overlook -- Raleigh, NC.........       320      25,500       8,046     17,454      Q3 2001
Other development and construction
  costs................................        --          --      25,221         --
                                         --------    --------    --------   --------
                                            2,952    $251,200    $148,587   $127,834
                                         ========    ========    ========   ========

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

While the Company has emphasized development of new apartment communities as one of its strategies for growth, it also has successfully capitalized in the past on expansion opportunities through the strategic acquisition of properties that meet the Company's investment criteria. The Company has acquired more than 8,612 apartment homes since its formation in 1994. Acquisitions have generally been concentrated in the Company's targeted core markets in order to further strengthen brand identity and operational efficiencies. The Company's extensive local-market knowledge and development expertise give it an advantage in identifying and underwriting acquisition opportunities which the Company believes will create shareholder value. In 1999, escalating purchase prices for acquisitions would have resulted in economic performance that was unattractive when compared to the potential economic performance of the Company's development program. As a result, the Company made no such acquisitions in 1999. However, this pricing dynamic also created an opportunity for the Company to increase its disposition activity.

During 1999, the Company disposed of seven communities for over $76 million. These Communities did not align with the Company's overall long term strategic plan and growth objectives. This is part of a strategy that the Company calls "Capital Recycling" whereby the proceeds of these dispositions are reinvested into new communities that the Company believes will yield higher returns.

The prices realized for the 1999 dispositions represent a source of capital with a cost below what could have been achieved through other capital sources, such as common equity. As long as this remains the case, the Company anticipates continuing to use property dispositions as a source of capital to fund its development program, as well as for general corporate purposes.

Optimizing Size and Diversity. The Company's strategy is to be the market-leading operator of luxury apartment homes in a carefully selected group of markets. Decisions are based on maintaining a diverse portfolio whereby the economic factors of the aggregate pool mitigates the risks of placing too much of the Company's portfolio in one or two markets.

The Company is currently in the process of exiting its smaller markets and reinvesting the sale proceeds into new communities in its larger core markets. The Company believes this strategy will improve financial performance by improving economies of scale, concentrating market knowledge, and increasing brand awareness.

Furthermore, the Company is seeking opportunities to diversify its product type. The Company is shifting toward increasing the percentage of urban in-fill communities in its portfolio by concentrating on urban development opportunities, particularly in Washington DC, Atlanta, and Southeast Florida. This strategic shift reflects an emerging trend where many residents desire to avoid traffic congestion and live closer to work, shopping, and entertainment.

COMPANY HISTORY

The Company was formed in 1993 to continue and expand the multifamily development, construction, acquisition, operation, management and leasing businesses of the predecessor entities through which the Company historically conducted operations prior to the Initial Offering (as defined below) (the "Summit Entities"). The Summit Entities were founded by the Company's Co-Chairman of the Board, William B. McGuire, Jr., in 1972. In 1981, William F. Paulsen joined the predecessor to the Company as Chief Executive Officer and shepherded the growth of its multifamily development and management activities.

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

On May 11, 1999, the Company adopted a common stock repurchase program pursuant to which the Company is authorized to purchase up to an aggregate of $50 million of outstanding Common Stock. During 1999, the Company repurchased 2,414,300 shares of Common Stock for an aggregate purchase price of approximately $47.5 million.

On August 12, 1997, the Company completed a $125 million senior unsecured debt offering. On December 12, 1997, the Company completed an additional $30 million senior unsecured debt offering. On May 29, 1998, the Company established a program for the sale of up to $95 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance (the "MTN Program"). During 1998 and 1999, the Company issued notes with an aggregate principal amount of $80 million in connection with the MTN Program. The Company intends to establish a similar program for the sale of Medium-Term Notes under a shelf registration statement filed with the Securities and Exchange Commission in July 1999, pursuant to which the Company may sell debt securities with an aggregate public offering price of up to $250 million.

The Company, a Maryland corporation, is a self-administered and self-managed REIT. The Company's Common Stock is listed on the New York Stock Exchange (the "NYSE") under the symbol "SMT". The executive offices of the Company are located at 212 South Tryon Street, Suite 500, Charlotte, North Carolina 28281. The Company's telephone number is (704) 334-3000 and its facsimile number is (704) 333-8340. The Company also maintains offices in Atlanta, Georgia; Tampa, Florida; Bethesda, Maryland; Ft. Lauderdale, Florida; Dallas, Texas and Raleigh, North Carolina.

THE OPERATING PARTNERSHIP

The Operating Partnership was formed on January 14, 1994, and is the entity through which principally all of the Company's business is conducted. The Company controls the Operating Partnership as the sole general partner and as the holder of 85.6% of the common units of limited partnership interest in the Operating Partnership ("Units")as of December 31, 1999. As the sole general partner of the Operating Partnership, the Company has the exclusive power to manage and conduct the business of the Operating Partnership, subject to certain voting rights of holders (including the Company) of the Units, including the consent of holders (including the Company) of 85% of the Units in connection with a sale, transfer or other disposition of all or substantially all of the assets of the Operating Partnership, or any other transaction which would result in the recognition of a significant taxable gain to the holders of Units, and subject to certain voting rights of holders of the preferred units of limited partnership interest discussed below. Subject to the rights and preferences of the outstanding preferred units, the Company's general and limited partnership interests in the Operating Partnership as of December 31, 1999, entitle it to share in 85.6% of the cash distributions from, and in the profits and losses of, the Operating Partnership.

Each Unit may be redeemed by the holder thereof for cash equal to the fair market value of a share of the Company's Common Stock or, at the option of the Company, an equivalent number of shares of Common Stock. The Company presently determines on a case-by-case basis whether it will elect to issue shares of Common Stock in connection with a redemption of Units rather than paying cash. With each redemption of Units for Common Stock, the Company's percentage ownership interest in the Operating Partnership will increase. Similarly, when the Company acquires a share of Common Stock under its common stock repurchase program or otherwise, it simultaneously disposes of one Unit of the Operating Partnership. In addition, whenever the Company issues shares of Common Stock for cash, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Units to the Company.

On April 29, 1999, the Operating Partnership completed a private placement of
3.4 million of its 8.95% Series B Cumulative Redeemable Perpetual Preferred Units to two institutional investors. On September 3,

1999, the Operating Partnership completed a private placement of 2.2 million of its 8.75% Series C Cumulative Redeemable Perpetual Preferred Units to an institutional investor.

The Operating Partnership cannot be terminated, except in connection with a sale of all or substantially all of the assets of the Company, for a period of 99 years from the date of formation without a vote of the limited partners of the Operating Partnership.

ITEM 2.  PROPERTIES

THE COMMUNITIES

The Company owns and operates through the Operating Partnership 65 completed Communities and four Communities which are currently under construction and in lease-up, for a total of 17,673 apartment homes. Forty-six of the Communities have been completed since January 1, 1990 and, as of December 31, 1999, the average age of the completed Communities was approximately 7.6 years. The following is a summary of Communities by market:

                                                                     NUMBER OF      % OF TOTAL
                                                     NUMBER OF       APARTMENT      APARTMENT
                                                    COMMUNITIES        HOMES          HOMES
                                                    -----------      ---------      ----------
Washington, DC....................................           10        2,922             16.5%
Atlanta, Georgia..................................            7        2,302             13.0%
South Florida.....................................            7        2,019             11.4%
Charlotte, North Carolina.........................           13        1,980             11.2%
Raleigh, North Carolina...........................            7        1,720              9.7%
Dallas, Texas.....................................            4        1,359              7.7%
Orlando, Florida..................................            3          926              5.2%
Richmond, Virginia................................            3          862              4.9%
Austin, Texas.....................................            2          856              4.9%
Cincinnati, Ohio..................................            2          559              3.2%
Central North Carolina............................            3          480              2.7%
Tampa, Florida....................................            3          480              2.7%
Columbus, Ohio....................................            2          428              2.4%
Indianapolis, Indiana.............................            1          314              1.8%
San Antonio, Texas................................            1          250              1.4%
Philadelphia, Pennsylvania........................            1          216              1.3%
                                                    -----------       ------        ---------
                                                             69       17,673            100.0%
                                                    ===========       ======        =========

All of the Communities target middle to upper income apartment renters as customers and have amenities, apartment home sizes and mixes consistent with the desires of this resident population. The Communities are owned in fee simple and are located in six states throughout the southeastern, southwestern and mid-atlantic United States (Florida, Georgia, Maryland, North Carolina, Texas, Virginia, as well as in Delaware, Ohio, Indiana and Pennsylvania. The following table highlights certain information regarding the Communities:


                                                                                                                  AVERAGE   AVERAGE
                                                                                           AVERAGE     AVERAGE    MONTHLY   MONTHLY
                                                                               AVERAGE    PHYSICAL    PHYSICAL    RENTAL    RENTAL
                                                     NUMBER OF      YEAR      APARTMENT   OCCUPANCY   OCCUPANCY   REVENUE   REVENUE
    MARKET AREA/COMMUNITY            LOCATION        APARTMENTS   COMPLETED     SIZE       1999(1)     1998(1)    1999(2)   1998(2)
    ---------------------       -------------------  ----------   ---------   ---------   ---------   ---------   -------   -------
ATLANTA
Summit Glen...................  Atlanta, GA                 242     1992            983        93.7        94.9   $   936   $   886
Summit Village................  Marietta, GA                323     1991            984        93.8        94.2       771       747
                                                     ----------               ---------   ---------   ---------   -------   -------
ATLANTA WEIGHTED AVERAGE...........................         565                     984        93.8        94.5       842       806

CENTRAL NORTH CAROLINA
Summit Creekside..............  Hickory, NC                 118     1981          1,006        94.5        94.9       624       612
Summit Eastchester............  High Point, NC              172     1981            947        94.0        94.8       635       618
Summit Sherwood...............  Winston-Salem, NC           190     1968          1,028        93.3        92.3       588       594
                                                     ----------               ---------   ---------   ---------   -------   -------
CENTRAL NORTH CAROLINA
 WEIGHTED AVERAGE..................................         480                     994        93.8        93.9       614       607

CINCINNATI
Summit Blue Ash...............  Blue Ash, OH                242     1992          1,158        94.8        92.7       886       883
Summit Park...................  Forest Park, OH             317     1989            963        93.6        92.8       683       661
                                                     ----------               ---------   ---------   ---------   -------   -------
CINCINNATI WEIGHTED AVERAGE........................         559                   1,047        94.1        92.8       771       757

CHARLOTTE
Summit Arbors.................  Charlotte, NC               120     1986            944        94.6        96.4       890       833
Summit Crossing...............  Charlotte, NC               128     1985            978        93.1        94.1       707       678
Summit Foxcroft(4)............  Charlotte, NC               156     1979            940        90.5        92.2       702       686
Summit Norcroft...............  Charlotte, NC               162     1991          1,112        91.5        93.1       807       788
Summit Radbourne..............  Charlotte, NC               225     1991          1,006        90.9        92.8       793       777
Summit Simsbury...............  Charlotte, NC               100     1985            874        90.1        93.7       793       776
Summit Touchstone.............  Charlotte, NC               132     1986            899        90.6        93.8       715       707
                                                     ----------               ---------   ---------   ---------   -------   -------
CHARLOTTE WEIGHTED AVERAGE.........................       1,023                     975        91.5        93.6       772       750

INDIANAPOLIS
Summit River Crossing.........  Indianapolis, IN            314     1996          1,060        91.8        92.5       884       863

ORLANDO
Summit Sand Lake..............  Orlando, FL                 416     1995          1,035        92.8        93.1       824       797

RALEIGH
Summit Highland...............  Raleigh, NC                 172     1987            986        95.1        95.0       723       712
Summit Mayfaire...............  Raleigh, NC                 144     1995          1,047        95.4        93.2       773       783
Summit Square.................  Durham, NC                  362     1990            925        92.0        91.7       785       786
                                                     ----------               ---------   ---------   ---------   -------   -------
RALEIGH WEIGHTED AVERAGE...........................         678                     966        93.5        92.9       767       766

RICHMOND
Summit Breckenridge...........  Glen Allen, VA              300     1987            928        95.4        91.8       753       747
Summit Stony Point............  Richmond, VA                250     1986          1,045        94.3        93.8       799       786
Summit Waterford..............  Midlothian, VA              312     1990            995        93.8        92.9       742       732
                                                     ----------               ---------   ---------   ---------   -------   -------
RICHMOND WEIGHTED AVERAGE..........................         862                     986        94.5        92.8       762       753

SOUTH FLORIDA
Summit Aventura...............  Aventura, FL                379     1995          1,106        95.5        91.1     1,087     1,076
Summit Del Ray................  Delray Beach, FL            252     1993            968        92.9        92.0       882       893
Summit Palm Lake..............  W. Palm Beach, FL           304     1992            919        93.5        93.4       809       796
Summit Plantation I...........  Plantation, FL              262     1995          1,283        92.6        92.3     1,045     1,040
Summit Portofino..............  Broward County, FL          322     1995          1,307        93.4        93.7     1,000       985
                                                     ----------               ---------   ---------   ---------   -------   -------
SOUTH FLORIDA WEIGHTED AVERAGE.....................       1,519                   1,119        93.7        92.5       972       964

TAMPA
Summit Gateway................  St. Petersburg, FL          212     1987            828        96.7        94.9       683       671
Summit Lofts..................  Palm Harbour, FL            200     1990          1,045        93.9        93.4       762       737
Summit Walk...................  Tampa, FL                    68     1993          1,614        94.0        92.9     1,119     1,133
                                                     ----------               ---------   ---------   ---------   -------   -------
TAMPA WEIGHTED AVERAGE.............................         480                   1,030        95.2        94.0       778       764

WASHINGTON, D.C
Summit Belmont................  Fredricksburg, VA           300     1987            881        95.5        95.4       700       675
Summit Fair Oaks..............  Fairfax, VA                 246     1990            938        98.2        95.8     1,012       938
Summit Meadow.................  Columbia, MD                178     1990          1,020        94.7        94.2       971       928
Summit Reston.................  Reston, VA                  418     1987            854        97.1        93.3     1,044     1,014
Summit Windsor................  Frederick, MD               453     1989            903        92.7        93.6       763       727
                                                     ----------               ---------   ---------   ---------   -------   -------
WASHINGTON, D.C. WEIGHTED AVERAGE..................       1,595                     905        95.4        94.3       886       847

WILMINGTON/NEWARK, DE
Summit Pike Creek.............  Newark, DE                  264     1988            899        95.2        94.3       860       842
                                                     ----------               ---------   ---------   ---------   -------   -------
TOTAL WEIGHTED AVERAGE OF COMMUNITIES STABILIZED IN
 1999 AND 1998.....................................       8,755                   1,000        93.9        93.4       831       813
                                                     ----------               ---------   ---------   ---------   -------   -------

                                   MORTGAGE
                                    NOTES
                                  PAYABLE AT
                                 DECEMBER 31,
                                     1999
    MARKET AREA/COMMUNITY       (IN THOUSANDS)
    ---------------------       --------------
ATLANTA
Summit Glen...................          (3)
Summit Village................          (3)
ATLANTA WEIGHTED AVERAGE......
CENTRAL NORTH CAROLINA
Summit Creekside..............          --
Summit Eastchester............          --
Summit Sherwood...............      $3,244
CENTRAL NORTH CAROLINA
 WEIGHTED AVERAGE.............
CINCINNATI
Summit Blue Ash...............          (3)
Summit Park...................          --
CINCINNATI WEIGHTED AVERAGE...
CHARLOTTE
Summit Arbors.................          --
Summit Crossing...............       4,048
Summit Foxcroft(4)............       2,594
Summit Norcroft...............          (3)
Summit Radbourne..............       8,405
Summit Simsbury...............          (5)
Summit Touchstone.............          (5)
CHARLOTTE WEIGHTED AVERAGE....
INDIANAPOLIS
Summit River Crossing.........          (3)
ORLANDO
Summit Sand Lake..............      14,348
RALEIGH
Summit Highland...............          (3)
Summit Mayfaire...............          --
Summit Square.................          (3)
RALEIGH WEIGHTED AVERAGE......
RICHMOND
Summit Breckenridge...........          --
Summit Stony Point............          (6)
Summit Waterford..............          (3)
RICHMOND WEIGHTED AVERAGE.....
SOUTH FLORIDA
Summit Aventura...............          --
Summit Del Ray................          (3)
Summit Palm Lake..............          (3)
Summit Plantation I...........          --
Summit Portofino..............          --
SOUTH FLORIDA WEIGHTED AVERAGE
TAMPA
Summit Gateway................          (6)
Summit Lofts..................          --
Summit Walk...................          --
TAMPA WEIGHTED AVERAGE........
WASHINGTON, D.C
Summit Belmont................          (6)
Summit Fair Oaks..............          --
Summit Meadow.................          (3)
Summit Reston.................          --
Summit Windsor................          (3)
WASHINGTON, D.C. WEIGHTED AVER
WILMINGTON/NEWARK, DE
Summit Pike Creek.............          (6)
TOTAL WEIGHTED AVERAGE OF COMM
 1999 AND 1998................


                                                                                                                  AVERAGE   AVERAGE
                                                                                           AVERAGE     AVERAGE    MONTHLY   MONTHLY
                                                                               AVERAGE    PHYSICAL    PHYSICAL    RENTAL    RENTAL
                                                     NUMBER OF      YEAR      APARTMENT   OCCUPANCY   OCCUPANCY   REVENUE   REVENUE
    MARKET AREA/COMMUNITY            LOCATION        APARTMENTS   COMPLETED     SIZE       1999(1)     1998(1)    1999(2)   1998(2)
    ---------------------       -------------------  ----------   ---------   ---------   ---------   ---------   -------   -------
DEVELOPED COMMUNITIES(7)
Summit Ballantyne I...........  Charlotte, NC               246     1997          1,049        90.4        83.6       877       852
Summit Fairways...............  Orlando, FL                 240     1996          1,302        94.1        91.9       901       919
Summit Lake I.................  Raleigh, NC                 302     1998          1,048        93.1        73.3       877       861
Summit Norcroft II............  Charlotte, NC                54     1997          1,168        91.7        91.9       807       788
Summit Plantation II..........  Plantation, FL              240     1997          1,173        92.5        87.9     1,045     1,051
Summit on the River...........  Atlanta, GA                 352     1997          1,103        93.5        93.9       868       844
Summit Russett................  Laurel, MD                  314     1997            958        95.6        96.1       973       912
Summit Sedgebrook I...........  Charlotte, NC               248     1997          1,017        92.4        83.3       788       763
Summit Stonefield.............  Yardley, PA                 216     1998          1,022        98.0        96.8     1,183     1,110
                                                     ----------               ---------
                                                          2,212                   1,082
ACQUISITION COMMUNITIES
1998 Acquisitions
Summit St. Clair..............  Atlanta, GA                 336     1997            969        90.5        95.2     1,003       968
Summit Club at Dunwoody.......  Atlanta, GA                 324     1997          1,007        94.4        96.6       925       879
Summit Lenox..................  Atlanta, GA                 433     1965            963        88.1        94.9       970       955
Summit Belcourt...............  Dallas, TX                  180     1994            875        95.4        97.7     1,112       N/A
Summit Buena Vista............  Dallas, TX                  467     1996            925        90.6        92.1       850       N/A
Summit Camino Real............  Dallas, TX                  364     1998            850        92.0        91.7       776       N/A
Summit Turtle Cove............  Dallas, TX                  348     1996            869        91.0        89.2       785       N/A
Summit Arboretum..............  Austin, TX                  408     1996            847        92.9        92.7       822       N/A
Summit Las Palmas(8)..........  Austin, TX                  448     1998            890        93.1         N/A       854       N/A
Summit Turtle Rock............  San Antonio, TX             250     1995            857        94.3        97.8       757       N/A
                                                     ----------               ---------
                                                          3,558                     907
                                                     ----------               ---------
TOTAL WEIGHTED AVERAGE OF
 STABILIZED COMMUNITIES.......                           14,525                     990
                                                     ----------               ---------
COMMUNITIES IN LEASE-UP(9)
Summit Ballantyne II..........  Charlotte, NC               154     1998          1,057        90.7        46.1       877       802
Summit Deer Creek.............  Atlanta, GA                 292     2000          1,187         8.1         N/A       235       N/A
Summit Doral..................  Miami, FL                   260     1999          1,172        63.1         8.0       825       N/A
Summit Fair Lakes I...........  Fairfax, VA                 370     1999            996        90.3        20.3     1,075     1,108
Summit Fair Lakes II..........  Fairfax, VA                 160     1999            996        71.7         N/A       960       N/A
Summit Fairview...............  Charlotte, NC               135     1983          1,036        87.5        92.1       818       797
Summit Governor's Village.....  Raleigh, NC                 242     1999          1,134        83.7        28.3       854       714
Summit Hunter's Creek.........  Orlando, FL                 270     2000          1,082         8.1         N/A        97       N/A
Summit Lake II................  Raleigh, NC                 144     1999          1,101        51.6         N/A       815       N/A
Summit Largo..................  Largo, MD                   219     2000          1,042        42.5         N/A       563       N/A
Summit New Albany I...........  Columbus, OH                301     1998          1,235        83.2        27.8       821       915
Summit New Albany II..........  Columbus, OH                127     2000          1,235        17.9         N/A       230       N/A
Summit Sedgebrook II..........  Charlotte, NC               120     1999          1,017        59.7         N/A       693       N/A
Summit Westwood...............  Raleigh, NC                 354     1999          1,112        68.3        13.7       624       N/A
                                                     ----------               ---------
                                                          3,148                   1,105
                                                     ----------               ---------
TOTAL COMMUNITIES..................................      17,673                   1,011
                                                     ==========               =========

                                   MORTGAGE
                                    NOTES
                                  PAYABLE AT
                                 DECEMBER 31,
                                     1999
    MARKET AREA/COMMUNITY       (IN THOUSANDS)
    ---------------------       --------------
DEVELOPED COMMUNITIES(7)
Summit Ballantyne I...........          --
Summit Fairways...............          --
Summit Lake I.................          --
Summit Norcroft II............          (3)
Summit Plantation II..........          --
Summit on the River...........          --
Summit Russett................          --
Summit Sedgebrook I...........          --
Summit Stonefield.............          --
ACQUISITION COMMUNITIES
1998 Acquisitions
Summit St. Clair..............          (3)
Summit Club at Dunwoody.......          --
Summit Lenox..................          --
Summit Belcourt...............       9,552
Summit Buena Vista............      25,393
Summit Camino Real............          --
Summit Turtle Cove............      16,806
Summit Arboretum..............      19,915
Summit Las Palmas(8)..........          --
Summit Turtle Rock............      10,824
TOTAL WEIGHTED AVERAGE OF
 STABILIZED COMMUNITIES.......
COMMUNITIES IN LEASE-UP(9)
Summit Ballantyne II..........          --
Summit Deer Creek.............          --
Summit Doral..................          --
Summit Fair Lakes I...........          --
Summit Fair Lakes II..........          --
Summit Fairview...............          --
Summit Governor's Village.....          --
Summit Hunter's Creek.........          --
Summit Lake II................          --
Summit Largo..................          --
Summit New Albany I...........          --
Summit New Albany II..........          --
Summit Sedgebrook II..........          --
Summit Westwood...............          --
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

(3) Collateral for fixed rate mortgage of $143.7 million.

(4) Summit Foxcroft is held by a partnership in which the Company is a 75% managing general partner.

(5) Collateral for a fixed rate mortgage of $8.4 million.

(6) Collateral for letters of credit in an aggregate amount of $39.5 million which serve as collateral for $38.4 million in tax exempt bonds.

(7) Communities that were stabilized in 1999 but were stabilized subsequent to January 1, 1997.

(8) Summit Las Palmas was acquired effective December 31, 1998 and, accordingly, no average occupancy or average rent information is available for 1998.

(9) Communities that were in lease-up during 1999. These Communities have, and are, leasing at a rate consistent with the Company's expectations. As with any community in lease-up, there are uncertainties and risks associated with the Company's communities in lease-up. While the Company has estimated completion and stabilization budgets and target dates based on what it believes are reasonable assumptions in light of current conditions, there can be no assurance that actual costs will not exceed current budgets or that the Company will not experience delays in reaching stabilization of such Communities.

Information with respect to total debt secured by thirty of the Company's Communities having an aggregate net book value of $410.3 million as of December 31, 1999, is as follows (in thousands):

                                                       FIXED RATE      VARIABLE RATE
                                                     --------------    -------------
Total principal..................................    $      267,244       $   38,388
Interest rates range from........................    6.24% to 9.80%            6.90%(1)
Weighted average interest rate...................             6.70%            6.90%(1)
Annual debt service..............................    $       23,080       $    2,950(2)

Scheduled annual maturities of secured debt is as follows:

2000........................................................    $  6,497
2001........................................................       6,698
2002........................................................      15,186
2003........................................................       7,424
2004........................................................       7,857
Thereafter..................................................     261,970
                                                                --------
Total.......................................................    $305,632
                                                                ========

(1) Interest rate as of December 31, 1999.

(2) Annual debt service for variable rate loans represents 1999 costs and includes letter of credit fees and other bond related costs.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock began trading on the NYSE on February 8, 1994 under the symbol "SMT". The following table sets forth the quarterly high and low sales prices per share reported on the NYSE:

                                                                   1999              1998
                                                              ---------------   ---------------
                          QUARTER                              HIGH     LOW      HIGH     LOW
                          -------                             ------   ------   ------   ------
January 1 through March 31..................................  $18.50   $16.00   $22.00   $19.75
April 1 through June 30.....................................   20.25    16.50    21.31    18.88
July 1 through September 30.................................   20.63    18.94    19.56    16.50
October 1 through December 31...............................   19.94    16.50    19.38    16.81

On March 10, 2000, the last reported sale price of the Common Stock on the NYSE was $19.0625. On March 10, 2000, there were 1,528 holders of record of 26,429,884 shares of the Company's Common Stock.

The Company declared a dividend of $0.4175 per share of Common Stock for each of the four quarters in 1999, which was paid on May 13, 1999 for the first quarter, August 14, 1999 for the second quarter, November 12, 1999 for the third quarter and February 14, 2000 for the fourth quarter.

The Company declared a dividend of $0.4075 per share of Common Stock for each of the four quarters in 1998, which was paid on May 15, 1998 for the first quarter, August 14, 1998 for the second quarter, November 16, 1998 for the third quarter, and February 15, 1999 for the fourth quarter.

The Company intends to continue to make regular quarterly dividends to holders of shares of Common Stock. Future dividends will be declared at the discretion of the Board of Directors and will depend on actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recently Enacted Legislation" on page 33), and such other factors as the Board of Directors may deem relevant. The Board of Directors may modify the Company's dividend policy from time to time.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and other information on a consolidated historical basis for the Company as of and for each of the years in the five-year period ended December 31, 1999. This table should be read in conjunction with the Consolidated Financial Statements of Summit Properties Inc. and the Notes thereto included elsewhere herein.

                            SELECTED FINANCIAL DATA
                      SUMMIT PROPERTIES INC. (HISTORICAL)

                                                          YEARS ENDED DECEMBER 31,
                                         ----------------------------------------------------------
                                            1999         1998        1997        1996        1995
                                         ----------   ----------   ---------   ---------   --------
                                            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PROPERTY
                                                                INFORMATION)
OPERATING INFORMATION:
Revenue
  Rental...............................  $  162,859   $  137,961   $ 110,105   $  89,093   $ 70,950
  Interest and other...................      13,989        9,608       6,572       5,396      4,044
                                         ----------   ----------   ---------   ---------   --------
          Total........................     176,848      147,569     116,677      94,489     74,994
                                         ----------   ----------   ---------   ---------   --------
Property operating and maintenance
  expense (before depreciation and
  amortization)........................      57,318       51,550      42,032      35,226     28,012
Interest expense.......................      38,274       33,506      21,959      17,138     14,802
Depreciation and amortization..........      34,432       28,997      22,652      18,208     15,141
General and administrative expense.....       3,876        3,861       2,740       2,557      1,949
(Income) loss from equity
  investments..........................         615          328        (274)        173         39
                                         ----------   ----------   ---------   ---------   --------
          Total........................     134,515      118,242      89,109      73,302     59,943
                                         ----------   ----------   ---------   ---------   --------
Income before gain on sale of real
  estate assets, extraordinary items
  and minority interest of unitholders
  in Operating Partnership.............      42,333       29,327      27,568      21,187     15,051
Gain on sale of real estate assets.....      17,427       37,148       4,366          --         --
                                         ----------   ----------   ---------   ---------   --------
Income before extraordinary items,
  minority interest of unitholders in
  Operating Partnership and dividends
  to preferred unitholders in Operating
  Partnership..........................  $   59,760   $   66,475   $  31,934   $  21,187   $ 15,051
                                         ==========   ==========   =========   =========   ========
Net Income.............................  $   45,745   $   56,375   $  27,116   $  16,948   $ 11,819
                                         ==========   ==========   =========   =========   ========
Income per share before extraordinary
  items -- basic and diluted...........  $     1.65   $     2.28   $    1.17   $    0.92   $   0.83
                                         ==========   ==========   =========   =========   ========
Net income per share -- basic and
  diluted..............................  $     1.65   $     2.26   $    1.17   $    0.90   $   0.80
                                         ==========   ==========   =========   =========   ========
Dividends per share....................  $     1.67   $     1.63   $    1.59   $    1.55   $   1.51
                                         ==========   ==========   =========   =========   ========
Weighted average shares
  outstanding -- basic.................      27,698       24,935      23,146      18,888     14,750
                                         ==========   ==========   =========   =========   ========
Weighted average shares and units
  outstanding -- basic.................      32,135       29,141      27,258      22,914     18,112
                                         ==========   ==========   =========   =========   ========
BALANCE SHEET INFORMATION:
Real estate, before accumulated
  depreciation.........................  $1,284,818   $1,206,536   $ 913,033   $ 704,779   $586,264
Total assets...........................   1,217,413    1,198,664     825,293     634,991    533,252
Total long-term debt...................     649,632      726,103     474,673     309,933    297,010
Stockholders' equity...................     327,335      358,925     265,839     257,214    175,454

                                                          YEARS ENDED DECEMBER 31,
                                         ----------------------------------------------------------
                                            1999         1998        1997        1996        1995
                                         ----------   ----------   ---------   ---------   --------
                                            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PROPERTY
                                                                INFORMATION)
OTHER INFORMATION:
Cash flow provided by (used in):
  Operating activities.................  $   55,754   $   63,808   $  55,947   $  41,176   $ 30,994
  Investing activities.................     (36,484)    (219,170)   (175,907)   (103,971)   (63,734)
  Financing activities.................     (17,977)     154,636     119,858      63,579     34,440
Funds from Operations(1)...............      70,707       58,242      50,201      39,391     30,148
Total completed communities (at end of
  period)..............................          65           66          61          51         46
Total apartment homes developed(2).....       1,650          973       1,454       1,061        379
Total apartment homes acquired.........          --        3,557       1,434         262      2,025
Total apartment homes (at end of
  period)(3)...........................      16,765       16,631      14,462      11,788     10,465
Ratio of earnings to fixed
  charges(4)...........................        1.85         2.52        1.93        1.79       1.66

(1) The Company considers funds from operations ("FFO") to be an appropriate measure of performance of an equity REIT. The Company computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO, as defined by NAREIT, represents net income (loss) excluding gains or losses from sales of property, plus depreciation of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles ("GAAP"). The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and to make capital expenditures. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make dividend or distribution payments. FFO is calculated as follows (dollars in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                   -----------------------------------------------
                                                    1999      1998      1997      1996      1995
                                                   -------   -------   -------   -------   -------
    Income before gain on sale of real estate
      assets, minority interest of unitholders in
      Operating Partnership and extraordinary
      items......................................  $35,635   $29,327   $27,568   $21,187   $15,051
    Real estate depreciation.....................   35,072    28,915    22,633    18,204    15,097
                                                   -------   -------   -------   -------   -------
    Funds from Operations........................  $70,707   $58,242   $50,201   $39,391   $30,148
                                                   =======   =======   =======   =======   =======

(2) Represents the total number of apartment homes in Communities completed and owned by the Company during the period.

(3) Represents the total number of apartment homes in Communities completed and owned by the Company at the end of the period.

(4) The ratios of earnings to fixed charges were computed by dividing earnings by fixed charges. For this purpose, earnings consist of pre-tax income from continuing operations (including gains on sale of real estate) plus fixed charges (excluding capitalized interest). Fixed charges consist of interest expense (whether expensed or capitalized), dividends to preferred unitholders in the Operating Partnership, the estimated interest component of rent expense, and the amortization of debt issuance costs. To date, the Company has not issued any preferred stock; therefore, the ratios of earnings to combined fixed charges and preferred stock dividend requirements are the same as the ratios of earnings to fixed charges presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements relating to the operating performance of fully stabilized Communities, the development, acquisition or disposition of properties, estimated net asset value, anticipated construction completion and lease-up dates, and estimated development costs, as well as the costs, timing and effectiveness of Year 2000 compliance. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume" and other similar expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Company to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts ("REITs")), availability of capital, interest rates, uncertainties associated with the Company's development activities, the failure of acquisitions to yield expected results, construction delays due to unavailability of materials, weather conditions or other delays, competition, supply and demand for apartment communities in the Company's current and proposed market areas, expenses of or issues related to Year 2000 compliance, changes in generally accepted accounting principles, or policies and guidelines applicable to REITs, and those factors discussed in the second paragraph under the heading "Operating Performance of the Company's Fully Stabilized Communities," in the section entitled "Net Asset Value," in the section entitled "Development Activity -- Certain Factors Affecting the Performance of Development Communities," and in the section entitled "Year 2000" on pages 17, 28, 30 and 31 respectively, of this Form 10-K. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

The following discussion should be read in conjunction with the Consolidated Financial Statements of Summit Properties Inc. and the Notes thereto appearing elsewhere herein.

HISTORICAL RESULTS OF OPERATIONS

The Company's net income is generated primarily from operations of its Communities. The changes in operating results from period to period reflect changes in existing Community performance and changes in the number of apartment homes due to development, acquisition and disposition of Communities. Where appropriate, comparisons are made on a "fully stabilized Communities," "acquisition Communities," "stabilized development Communities", "Communities in lease-up" and "disposition Communities" basis in order to adjust for changes in the number of apartment homes. A Community is deemed to be "stabilized" when it has attained a physical occupancy level of at least 93%. A Community that the Company has acquired is deemed "fully stabilized" when owned by the Company for one year or more as of the beginning of the year. A Community that the Company has developed is deemed "fully stabilized" when stabilized for the two prior years as of the beginning of the current year. A Community is deemed to be a "stabilized development" when stabilized as of the beginning of the current year but not the entire two prior years. All Communities information presented is before real estate depreciation and amortization expense. Communities' average physical occupancy presented is defined as the number of apartment homes occupied divided by the total number of apartment homes contained in the Communities, expressed as a percentage. Average physical occupancy has been calculated using the average of the occupancy that existed on Sunday during each week of the period. Average monthly rental revenue presented represents the average monthly net rental revenue per occupied apartment home. The Company's methodology for calculating average physical occupancy and average monthly rental revenue may differ from the methodology used by other apartment companies, and accordingly, may not be comparable to such other apartment companies.

Effective January 1, 1999, the Company implemented prospectively a new accounting policy whereby the cost of carpet replacements is capitalized and depreciated over their estimated useful lives. Previously, the cost of carpet replacement had been expensed. The Company believes that the newly adopted accounting policy is preferable as it is consistent with standards and practices utilized by the majority of the Company's peers and provides a better matching of expenses with the related benefit of the expenditure. The change in accounting policy is being treated prospectively as a change in accounting principle inseparable from a change in accounting estimate. The effect of this change for the year ended December 31, 1999 was a net increase in net income of $1.4 million. Comparative property operating information included in this section for the years ended December 31, 1998 and 1997 has been adjusted to reflect the 1999 change in accounting policy. Carpet replacement expenditures for the entire portfolio of communities for the years ended December 31, 1999, 1998 and 1997 were $1.8 million, $1.7 million and $1.7 million, respectively.

  Results of Operations for the Years Ended December 31, 1999, 1998 and 1997

Income before minority interest of common unitholders in the Operating Partnership, gain on sale of real estate assets and extraordinary items increased from 1997 ($27.6 million) to 1998 ($29.3 million) and from 1998 to 1999 ($42.3 million) primarily due to increased property operating income at stabilized Communities, as well as new sources of income associated with acquisition Communities and Communities in lease-up, partially offset by a decrease in property income due to disposition of Communities and an increase in depreciation and interest expense.

OPERATING PERFORMANCE OF THE COMPANY'S PORTFOLIO OF COMMUNITIES

The operating performance of the Communities is summarized below (dollars in thousands):

                                         YEAR ENDED DECEMBER 31,          YEAR ENDED DECEMBER 31,
                                      ------------------------------   ------------------------------
                                        1999       1998     % CHANGE     1998       1997     % CHANGE
                                      --------   --------   --------   --------   --------   --------
Property revenues:
  Stabilized Communities(1).........  $ 85,499   $ 82,127      4.1%    $ 74,018   $ 72,013      2.8%
  Acquisition Communities(2)........    36,038     10,873    231.4%      23,709      8,137    191.4%
  Stabilized Development
     Communities....................    24,166     22,013      9.8%      17,269     14,509     19.0%
  Communities in lease-up...........    19,711      3,482    466.1%      14,865      2,293    548.3%
  Communities sold..................     8,115     27,161    -70.1%      15,795     19,054    -17.1%
                                      --------   --------              --------   --------
Total property revenues.............   173,529    145,656     19.1%     145,656    116,006     25.6%
                                      --------   --------              --------   --------
Property operating and maintenance
  expense:
  Stabilized Communities............    28,216     28,096      0.4%      25,785     25,394      1.5%
  Acquisition Communities...........    12,873      3,256    295.4%       7,885      2,716    190.3%
  Stabilized Development
     Communities....................     7,157      6,545      9.4%       5,614      4,430     26.7%
  Communities in lease-up...........     5,758      1,337    330.7%       4,728        954    395.6%
  Communities sold..................     3,314     10,572    -68.6%       5,794      6,876    -15.7%
                                      --------   --------              --------   --------
Total property operating and
  maintenance expense...............    57,318     49,806     15.1%      49,806     40,370     23.4%
                                      --------   --------              --------   --------
Property operating income...........  $116,211   $ 95,850     21.2%    $ 95,850   $ 75,636     26.7%
                                      ========   ========              ========   ========
Apartment homes, end of period......    17,673     18,003     -1.8%      18,003     14,981     20.2%
                                      ========   ========              ========   ========

(1) Includes Communities which were stabilized during the entire period for each of the comparable periods presented.

(2) The 1999 and 1998 comparison includes the Communities acquired in 1998. The 1998 and 1997 comparison includes Communities acquired in 1998 and 1997.

A summary of the Company's apartment homes for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                                 1999      1998      1997
                                                                ------    ------    ------
Apartment homes at the beginning of the year................    18,003    14,981    12,455
Acquisitions................................................        --     3,558     1,434
Developments which began rental operations during the
  year......................................................     1,188     1,825     1,306
Sale of apartment homes.....................................    (1,518)   (2,361)     (214)
                                                                ------    ------    ------
Apartment homes at the end of the year......................    17,673    18,003    14,981
                                                                ======    ======    ======

OPERATING PERFORMANCE OF THE COMPANY'S FULLY STABILIZED COMMUNITIES

The operating performance of the Communities stabilized during the entire period in both of the comparable periods presented is summarized below (dollars in thousands except average monthly rental revenue):

                                            YEAR ENDED DECEMBER 31,        YEAR ENDED DECEMBER 31,
                                          ----------------------------   ----------------------------
                                           1999      1998     % CHANGE    1998      1997     % CHANGE
                                          -------   -------   --------   -------   -------   --------
Property revenues:
  Rental................................  $80,163   $77,800     3.0%     $70,111   $68,558     2.3%
  Other.................................    5,336     4,327    23.3%       3,907     3,455    13.1%
                                          -------   -------              -------   -------
Total property revenues.................   85,499    82,127     4.1%      74,018    72,013     2.8%
                                          -------   -------              -------   -------
Property operating and maintenance
  expense:
  Personnel.............................    6,539     6,185     5.7%       5,911     5,882     0.5%
  Advertising and promotion.............    1,154     1,179    -2.1%       1,057     1,030     2.6%
  Utilities.............................    3,976     3,919     1.5%       3,216     3,123     3.0%
  Building repairs and maintenance(1)...    4,877     4,780     2.0%       4,525     4,651    -2.7%
  Real estate taxes and insurance.......    8,117     8,495    -4.4%       7,058     6,849     3.1%
  Property supervision..................    2,134     2,012     6.1%       1,772     1,739     1.9%
  Other operating expense...............    1,419     1,526    -7.0%       2,246     2,120     5.9%
                                          -------   -------              -------   -------
Total property operating and maintenance
  expense...............................   28,216    28,096     0.4%      25,785    25,394     1.5%
                                          -------   -------              -------   -------
Property operating income...............  $57,283   $54,031     6.0%     $48,233   $46,619     3.5%
                                          =======   =======              =======   =======
Average physical occupancy..............     93.9%     93.4%    0.5%        93.3%     93.3%    0.0%
                                          =======   =======              =======   =======
Average monthly rental revenue..........  $   831   $   813     2.2%     $   763   $   739     3.2%
                                          =======   =======              =======   =======
Number of apartment homes...............    8,755     8,755                8,424     8,424
                                          =======   =======              =======   =======
Number of apartment communities.........       36        36                   39        39
                                          =======   =======              =======   =======

(1) Effective January 1, 1999, the Company implemented prospectively a new accounting policy whereby expenditures for carpet replacement are capitalized. Previously, the cost of carpet replacement had been expensed. While the 1998 and 1997 historical financial statements have not been restated to reflect the change, for comparative purposes only, fully stabilized Communities' building repairs and maintenance cost for the years ended December 31, 1998 and 1997 has been adjusted in the table above to reflect the new policy. Carpet replacement costs for comparison of the years ended December 31, 1999 and 1998 were $1.3 million and $1.1 million, respectively. Carpet replacement costs for comparison of the years ended December 31, 1998 and 1997 were $1.3 million and $1.3 million, respectively.

Rental and other revenue increased from 1998 to 1999 due to higher rental rates, higher occupancy rates and increased revenue from sources other than rental income such as telephone, cable and water submeter income. The 4.1% property revenue growth rate was higher than the prior year rate of growth primarily as a result of a stronger demand in the markets in which the Company operates. The higher growth rate was especially noticeable in the Washington, DC, Atlanta and South Florida markets. In 2000, the Company expects the rate of growth to decline due to more difficult year over year comparisons and a different fully stabilized portfolio composition. The Company believes its expectations relative to property revenue growth are based on reasonable assumptions as to future economic conditions and the quantity of competitive multi-family apartment communities in the markets in which the Company does business. However, there can be no assurance that actual results will not differ from these assumptions, which could result in a lower property revenue growth rate.

Property operating and maintenance expenses were relatively stable from 1998 to 1999, increasing by 0.4%. As a percentage of total property revenues, property operating and maintenance expense decreased to 33.0% from 34.2% for the years ended December 31, 1999 and 1998, respectively.

Rental and other revenue increased from 1997 to 1998 primarily due to higher rental rates. Property operating and maintenance expenses were relatively stable from 1997 to 1998, increasing by 1.5%. As a percentage of total property revenues, property operating and maintenance expenses decreased to 34.8% from 35.3% for the years ended December 31, 1998 and 1997, respectively.

OPERATING PERFORMANCE OF THE COMPANY'S ACQUISITION COMMUNITIES

Acquisition Communities for the year ended December 31, 1999 consist of the following: Summit St. Clair, Summit Club at Dunwoody, Summit Lenox (representing a total of 1,093 apartment homes) and seven communities (2,465 apartment homes) which were owned by Ewing Industries and its affiliates in 1998 (the "Texas Acquisition Communities") (a total of 3,558 apartment homes). Summit Las Palmas (448 apartment homes), one of the seven Communities acquired from Ewing Industries, was acquired effective December 31, 1998 and, accordingly, its rental operations for 1998 are not reflected in the Company's financial statements. The operations of these Communities are summarized as follows (dollars in thousands except average monthly rental revenue):

                                           YEAR ENDED DECEMBER 31,         YEAR ENDED DECEMBER 31,
                                           ------------------------        -----------------------
                                             1999            1998            1998           1997
                                           --------        --------        --------        -------
Property revenues:
  Rental.................................  $34,116         $10,427         $22,514         $7,564
  Other..................................    1,922             446           1,195            573
                                           -------         -------         -------         ------
Total property revenues..................   36,038          10,873          23,709          8,137
Property operating and maintenance
  expense(1).............................   12,873           3,256           7,885          2,716
                                           -------         -------         -------         ------
Property operating income................  $23,165         $ 7,617         $15,824         $5,421
                                           =======         =======         =======         ======
Average physical occupancy...............     91.9%           95.6%           93.8%          92.5%
                                           =======         =======         =======         ======
Average monthly rental revenue...........  $   876         $   936         $   859         $  813
                                           =======         =======         =======         ======
Number of apartment homes:
  1997 Acquisitions......................       --              --           1,290          1,044
  1998 Acquisitions......................    3,558           3,558           3,109             --
                                           -------         -------         -------         ------
Total number of apartment homes..........    3,558           3,558           4,399          1,044
                                           =======         =======         =======         ======

(1) Effective January 1, 1999, the Company implemented prospectively a new accounting policy whereby expenditures for carpet replacement are capitalized. Previously, the cost of carpet replacement had been expensed. While the 1998 and 1997 historical financial statements have not been restated to reflect the change, for comparative purposes only, acquisition Communities' property operating and maintenance expense for the years ended December 31, 1998 and 1997 has been adjusted in the table above to reflect the new policy. Carpet replacement costs for comparison of the years ended December 31, 1999 and 1998 were $217,000 and $3,000, respectively. Carpet replacement costs for comparison of the years ended December 31, 1998 and 1997 were $178,000 and $113,000, respectively.

(2) Since the Ewing properties were acquired mid-fourth quarter 1998, their impact on average monthly rental revenue for the year ended December 31, 1998 were minimal. Average monthly rental revenue for the years ended December 31, 1999 and 1998 for Summit St. Clair, Summit Club at Dunwoody and Summit Lenox were $967 and $936, respectively.

Summit Lenox (433 apartment homes) is currently undergoing a major renovation. Improvements include renovations to the interior and exterior of the apartment homes, construction of a new office, clubhouse and fitness center, and ground improvements. The renovation will require certain apartment homes to be unavailable for rental over the course of the project. The renovation work at Summit Lenox is expected to be completed by the end of the third quarter 2000. As of December 31, 1999, 130 apartment homes were out of service due to the renovation.

The unleveraged yield on investment for acquisition Communities, defined as property operating income on an annualized basis divided by total acquisition cost, for the year ended December 31, 1999 was 8.54%.

OPERATING PERFORMANCE OF THE COMPANY'S STABILIZED DEVELOPMENT COMMUNITIES

The Company had nine Communities with 2,212 apartment homes (Summit Ballantyne I, Summit Fairways, Summit Lake I, Summit Norcroft II, Summit Plantation II, Summit on the River, Summit Russett, Summit Sedgebrook I and Summit Stonefield) which were stabilized during the entire year ended December 31, 1999 but were stabilized subsequent to January 1, 1997. The comparison of the years ended December 31, 1998 and 1997 represents 1,599 apartment homes (Summit Aventura, Summit Fairways, Summit on the River, Summit River Crossing and Summit Russett).

The operating performance of these stabilized development Communities is summarized below (dollars in thousands except average monthly rental revenue):

                                          YEAR ENDED DECEMBER 31,         YEAR ENDED DECEMBER 31,
                                          ------------------------        ------------------------
                                            1999            1998            1998            1997
                                          --------        --------        --------        --------
Property revenues:
  Rental................................  $22,557         $20,722         $16,024         $13,402
  Other.................................    1,609           1,291           1,245           1,107
                                          -------         -------         -------         -------
Total property revenues.................   24,166          22,013          17,269          14,509
Property operating and maintenance
  expense(1)............................    7,157           6,545           5,614           4,430
                                          -------         -------         -------         -------
Property operating income...............  $17,009         $15,468         $11,655         $10,079
                                          =======         =======         =======         =======
Average physical occupancy..............     93.6%           88.4%           93.1%           79.5%
                                          =======         =======         =======         =======
Average monthly rental revenue..........  $   928         $   903         $   927         $   898
                                          =======         =======         =======         =======
Number of apartment homes...............    2,212           2,212           1,599           1,599
                                          =======         =======         =======         =======

(1) Effective January 1, 1999, the Company implemented prospectively a new accounting policy whereby expenditures for carpet replacement are capitalized. Previously, the cost of carpet replacement had been expensed. While the 1998 and 1997 historical financial statements have not been restated to reflect the change, for comparative purposes only, stabilized development Communities' property operating and maintenance expense for the years ended December 31, 1998 and 1997 has been adjusted in the table above to reflect the new policy. Carpet replacement costs for comparison of the years ended December 31, 1999 and 1998 were $167,000 and $79,000, respectively. Carpet replacement costs for comparison of the years ended December 31, 1998 and 1997 were $155,000 and $73,000, respectively.

The unleveraged yield on stabilized development Communities, defined as property operating income divided by total development cost, for the year ended December 31, 1999 was 10.34%.

OPERATING PERFORMANCE OF THE COMPANY'S COMMUNITIES IN LEASE-UP

The Company had fourteen Communities in lease-up during the year ended December 31, 1999. A Community in lease-up is defined as one that has commenced rental operations during the current year but was not stabilized as of the beginning of the current year. The following is a summary of thirteen of the fourteen Communities in lease-up during 1999 (dollars in thousands):

                                                          TOTAL       ACTUAL/                                    % LEASED
                                            NUMBER OF    ACTUAL/    ANTICIPATED       ACTUAL/       AVERAGE       AS OF
                                            APARTMENT   ESTIMATED   CONSTRUCTION    ANTICIPATED    OCCUPANCY   DECEMBER 31,
                COMMUNITY                     HOMES       COST       COMPLETION    STABILIZATION     1999          1999
------------------------------------------  ---------   ---------   ------------   -------------   ---------   ------------
Summit Ballantyne II -- Charlotte,
  NC(1)...................................        154   $ 10,200      Q4 1998         Q1 1999         90.7%       94.16%
Summit New Albany I -- Columbus, OH(1)....        301     24,000      Q4 1998         Q3 1999         83.2%       97.34%
Summit Fair Lakes I -- Fairfax, VA(1).....        370     32,800      Q1 1999         Q2 1999         90.3%       99.46%
Summit Governor's Village -- Chapel Hill,
  NC(1)...................................        242     16,900      Q1 1999         Q2 1999         83.7%       92.98%
Summit Lake II -- Raleigh, NC.............        144     10,200      Q2 1999         Q3 1999         51.6%       92.36%
Summit Westwood -- Raleigh, NC(1).........        354     24,800      Q3 1999         Q4 1999         68.3%       96.05%
Summit Sedgebrook II -- Charlotte,
  NC(1)...................................        120      7,500      Q3 1999         Q1 2000         59.7%       95.45%
Summit Fair Lakes II -- Fairfax, VA(1)....        160     14,200      Q3 1999         Q1 2000         71.7%       98.75%
Summit Doral -- Miami, FL.................        260     22,800      Q4 1999         Q4 1999         63.1%       93.08%
Summit New Albany II -- Columbus, OH(2)...        127      9,800      Q1 2000         Q3 2000         17.9%       42.52%
Summit Largo -- Largo, MD(2)..............        219     18,000      Q1 2000         Q3 2000         42.5%       87.67%
Summit Hunter's Creek -- Orlando, FL(2)...        270     19,200      Q1 2000         Q4 2000          8.1%       20.74%
Summit Deer Creek -- Alpharetta, GA(2)....        292     22,200      Q2 2000         Q1 2001          8.1%       18.49%
                                            ---------   --------
                                                3,013   $232,600
                                            =========   ========

(1) These properties stabilized during 1999.

(2) These properties are included in the Construction in Progress category at December 31, 1999.

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

The Company had thirteen Communities with 3,131 apartment homes in lease up during the year ended December 31, 1998 (Summit Ballantyne I, Summit Sedgebrook, Summit Plantation II, Summit Norcroft II, Summit Stonefield, Summit Lake I, Summit Ballantyne II, Summit New Albany I, Summit Fair Lakes I, Summit Governor's Village, Summit Doral, Summit Westwood, and Summit Lake II).

The operating performance of the Company's lease-up Communities is summarized as follows (dollars in thousands):

                                                  YEAR ENDED DECEMBER 31,      YEAR ENDED DECEMBER 31,
                                                  -----------------------      -----------------------
                                                    1999           1998          1998           1997
                                                  ---------      --------      ---------      --------
Property revenues:
  Rental revenues...............................   $18,507        $3,231        $13,955        $2,096
  Other property revenue........................     1,204           251            910           197
                                                   -------        ------        -------        ------
Total property revenues.........................    19,711         3,482         14,865         2,293
                                                   -------        ------        -------        ------
Property operating and maintenance expense(1)...     5,758         1,337          4,728           954
                                                   -------        ------        -------        ------
Property operating income.......................   $13,953        $2,145        $10,137        $1,339
                                                   =======        ======        =======        ======
Number of apartment homes.......................     3,148         3,148          3,131         3,131
                                                   =======        ======        =======        ======

(1) Effective January 1, 1999, the Company implemented prospectively a new accounting policy whereby expenditures for carpet replacement are capitalized. Previously, the cost of carpet replacement had been expensed. While the 1998 and 1997 historical financial statements have not been restated to reflect the change, for comparative purposes only, lease-up Communities' property operating and maintenance expense for the years ended December 31, 1998 and 1997 has been adjusted in the table above to reflect the new policy. Carpet replacement costs for comparison of the years ended December 31, 1999 and 1998 were $16,000 and $21,000, respectively. Carpet replacement costs for comparison of the years ended December 31, 1998 and 1997 were $33,000 and $1,000, respectively.

OPERATING PERFORMANCE OF THE COMPANY'S DISPOSITION COMMUNITIES

Disposition communities consist of Summit Hampton, Summit Oak, Summit Beacon Ridge, Summit Heron's Run, Summit McIntosh, Summit Perico and Summit East Ridge in 1999 (the "1999 Dispositions") (referred to herein using former community names). The 1999 Dispositions resulted in the Company receiving net proceeds on sale of $54.4 million. The 1999 to 1998 comparison below consists of the 1999 Dispositions as well as the following communities disposed during 1998 (referred to herein using former community names): Summit Providence, Summit Springs, Summit Old Town, Summit Creek, Summit Green, Summit Hill, Summit Hollow and Summit Station (the "1998 Dispositions"). The 1998 to 1997 comparison below consists of the 1998 Dispositions as well as Summit Charleston which was disposed during 1997. The operating performance of these communities is summarized below (dollars in thousands):

                                                 YEAR ENDED DECEMBER 31,      YEAR ENDED DECEMBER 31,
                                                 -----------------------      ------------------------
                                                   1999          1998           1998           1997
                                                 --------      ---------      ---------      ---------
Property revenues:
  Rental revenues..............................   $7,518        $25,782        $15,054        $18,225
  Other property revenue.......................      597          1,379            741            829
                                                  ------        -------        -------        -------
Total property revenues........................    8,115         27,161         15,795         19,054
                                                  ------        -------        -------        -------
Property operating and maintenance
  expense(1)...................................    3,314         10,572          5,794          6,876
                                                  ------        -------        -------        -------
Property operating income......................   $4,801        $16,589        $10,001        $12,178
                                                  ======        =======        =======        =======
Number of apartment homes......................    1,518          3,879          2,361          2,575
                                                  ======        =======        =======        =======

(1) Effective January 1, 1999, the Company implemented prospectively a new accounting policy whereby expenditures for carpet replacement are capitalized. Previously, the cost of carpet replacement had been expensed. While the 1998 and 1997 historical financial statements have not been restated to reflect the change, for comparative purposes only, disposition communities' property operating and maintenance expense for the years ended December 31, 1998 and 1997 has been adjusted in the table above to reflect the new policy. Carpet replacement costs for comparison of the years ended December 31, 1999 and 1998 were $155,000 and $504,000, respectively. Carpet replacement costs for comparison of the years ended December 31, 1998 and 1997 were $82,000 and $149,000, respectively.

OPERATING PERFORMANCE OF SUMMIT MANAGEMENT COMPANY

The Management Company is accounted for under the equity method of accounting. The operating performance of the Management Company and its wholly owned subsidiary, the Construction Company, is summarized below (dollars in thousands):

                                               YEAR ENDED DECEMBER 31,      YEAR ENDED DECEMBER 31,
                                              --------------------------   --------------------------
                                               1999     1998    % CHANGE    1998     1997    % CHANGE
                                              ------   ------   --------   ------   ------   --------
Revenue.....................................  $8,853   $6,396     38.4%    $6,396   $6,102       4.8%
Expenses:
  Operating.................................   8,699    5,893     47.6      5,893    5,039      16.9
  Depreciation..............................     284      244     16.4        244      185      31.9
  Amortization..............................     289      286      1.0        286      304      (5.9)%
  Interest..................................     300      300      0.0        300      300       0.0
                                              ------   ------              ------   ------
  Total expenses............................   9,572    6,723     42.4      6,723    5,828      15.4
                                              ------   ------              ------   ------
Net income (loss) of Summit Management
  Company...................................  $ (719)  $ (327)   119.9     $ (327)  $  274    (219.3)%
                                              ======   ======              ======   ======

The change in revenue was a result of higher revenues from managing an increased weighted average number of the Company's Communities and higher revenues from construction activity in 1997 compared to 1998 and in 1998 compared to 1999. The increase in operating expenses was a result of higher construction activity and increased personnel at the Management Company in order to better support the Company's growth objectives, including improving the operating performance of its stabilized Communities.

Total average third party apartment homes under management were 2,435, 3,310 and 5,164 during the years ended December 31, 1999, 1998 and 1997, respectively. Property management fees include $1.3 million, $1.2 million and $1.7 million of fees from third parties for the years ended December 31, 1999, 1998 and 1997, respectively. Property management fees from third parties as a percentage of total property management revenues were 20.3%, 23.3% and 35.2% for the years ended December 31, 1999, 1998 and 1997, respectively. The Company expects third party management revenue as a percentage of total property management revenues to continue to decline.

All of the Construction Company's revenues are from contracts with the Company.

OTHER INCOME AND EXPENSES

Interest income increased by $1.9 million to $3.0 million in 1999 compared to 1998, primarily due to interest earned on proceeds from property sales placed in escrow in accordance with like-kind exchange income tax regulations. Interest income increased by $672,000 to $1.1 million in 1998 compared to 1997, primarily due to interest earned in 1998 on the proceeds from property sales placed in escrow in accordance with like-kind exchange income tax regulations.

Other income decreased $560,000 to $289,000 in 1999 compared to 1998, primarily as a result of an incentive fee earned in connection with a property that the Company had developed and managed for a third party in 1998.

Depreciation expense increased $5.4 million or 18.7% to $34.4 million in 1999 compared to 1998, primarily due to depreciation expense related to the Company's 1998 acquisitions and increased depreciation of Communities in lease-up. Depreciation expense increased $6.3 million or 28.0% to $29.0 million in 1998 compared to 1997 due to an increase in depreciation expense related to the 1998 and 1997 acquisitions and Communities in lease-up.

Interest expense, including amortization of deferred financing costs, increased by $4.8 million for the year ended December 31, 1999 compared to the year ended December 31, 1998. The increase was primarily the result of an increase of $104.7 million in the Company's average indebtedness outstanding offset by a decrease in the effective interest rate of .07% (6.72% to 6.65%) in 1999 as compared to the same period in 1998.

Interest expense, including amortization of deferred financing costs, increased by $11.5 million during the year ended December 31, 1998 as compared to the year ended December 31, 1997. The increase was primarily the result of an increase of $174.8 million in the Company's average indebtedness outstanding and an increase in the effective interest rate of .04% (6.68% to 6.72%) in 1998 as compared to the same period in 1997.

General and administrative expenses have remained relatively stable as a percentage of total revenues. As a percentage of total revenues, general and administrative expenses were 2.2%, 2.6% and 2.3% in 1999, 1998 and 1997, respectively.

The $17.4 million gain on sale of assets in 1999 resulted from the disposition of seven communities. The seven communities sold were:

       COMMUNITY                LOCATION
       ---------                --------
Summit Hampton           Bradenton, FL
Summit Oak               Goldsboro, NC
Summit Beacon Ridge      Greenville, SC
Summit Heron's Run       Sarasota, FL
Summit McIntosh          Sarasota, FL
Summit Perico            Bradenton, FL
Summit East Ridge        Taylors, SC

The Communities disposed of in 1999 were part of the Company's plan to dispose of assets that no longer meet its growth objectives, to make desired changes in the number of apartment homes in each of the Company's markets, or that are located in smaller markets. The Company believes that by concentrating its efforts and capital in large growth markets it will gain a competitive advantage as it improves operational efficiencies, builds a more significant brand name and improves market knowledge. Also, by disposing of assets that no longer meet the Company's long-term growth objectives, capital is provided to fund the development of new, higher growth assets. The $37.1 million gain on the sale of assets in 1998 resulted from the disposition of eight communities. The $4.4 million gain on sale of assets in 1997 resulted from the sale of one community.

The extraordinary items in the year ended December 31, 1998 resulted from the write-off of deferred financing costs in connection with the replacement by the Company of its prior unsecured credit facility with the Unsecured Credit Facility (as hereinafter defined) and prepayment penalties incurred on six mortgage notes which were repaid during the period.

LIQUIDITY AND CAPITAL RESOURCES

  Liquidity

The Company's net cash provided by operating activities decreased from $63.8 million for the year ended December 31, 1998 to $55.8 million for the same period in 1999, primarily due to a $10.6 million decrease in net income and a $6.0 million increase in interest paid. The decrease in net income was primarily due to a decrease in gain on sale of real estate assets. The increase in interest paid was primarily due to an increase in the average indebtedness outstanding during the year.

Net cash used in investing activities decreased from $219.1 million for the year ended December 31, 1998 to $36.5 million for the same period in 1999 due to no acquisition activity in 1999 and an increase in proceeds from the sale of Communities. In addition, the Company funded $11.7 million in capital improvements during 1999. Proceeds from the sale of Communities during 1999 represent funds expended from like-kind exchange escrows. In the event that the proceeds from these property sales are not fully invested in qualified like-kind property during the required time period, a special distribution may be made or company level tax may be incurred.

Net cash provided by financing activities was $154.6 million for the year ended December 31, 1998. Net cash used in financing activities was $18.0 million for the year ended December 31, 1999, primarily due to net repayments of $75.5 million on the Company's Unsecured Credit Facility funded partially by the use of $136.3 million of proceeds from the sale of Series B and Series C Preferred Units (as hereinafter defined) by the Operating Partnership during the year. Other uses of cash during the year ended December 31, 1999 which caused an increase in cash used in financing activities as compared to the same period in 1998 were the payment of higher dividends and distributions to unitholders, the repurchase of Common Stock for an aggregate purchase price of approximately $47.5 million and a decrease in equity proceeds from the Company's dividend reinvestment and stock purchase plans.

The ratio of earnings to fixed charges was 1.85 to 1 for the year ended December 31, 1999 compared to 2.52 to 1 for the year ended December 31, 1998. The decrease is primarily due to a decrease in the gain on real estate assets offset by increased interest charges as discussed in "Historical Results of Operations -- Other Income and Expenses" above.

The Company has elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856 and 860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement that 95% (90% effective for tax years beginning after December 31, 2000) of ordinary taxable income be distributed (see "Recently Enacted Legislation" on page 33). As a REIT, the Company generally will not be subject to federal income tax on net income to the extent taxable income is distributed.

The Company's outstanding indebtedness at December 31, 1999 totaled $649.6 million. This amount includes approximately $263.2 million in fixed rate conventional mortgages, $38.3 million of variable rate tax-exempt bonds, $266.0 million of unsecured notes, $4.1 million of tax-exempt fixed rate loans, and $78.0 million under the Unsecured Credit Facility (as hereinafter defined).

The Company expects to meet its short-term liquidity requirements (i.e., liquidity requirements arising within 12 months) including recurring capital expenditures relating to maintaining its existing properties, generally through its working capital, net cash provided by operating activities and borrowings under its line of credit. The Company believes that its cash provided by operating activities will be adequate to meet operating requirements and payments of dividends and distributions during the next twelve months.

The Company expects to meet its long-term liquidity requirements (i.e., liquidity requirements arising after 12 months), such as scheduled mortgage debt maturities, property acquisitions, financing of construction and development activities and other non-recurring capital improvements, through the issuance of unsecured notes and equity securities, from undistributed Funds from Operations (see page 31), from proceeds received from the disposition of certain properties, and, in connection with the acquisition of land or improved property, through the issuance of Units.

  Credit Facility

In March 1998, the Company obtained a new syndicated unsecured line of credit (the "Unsecured Credit Facility") in the amount of $175 million which replaced the existing $150 million credit facility. The Unsecured Credit Facility was increased in December 1998 to $200 million. The Unsecured Credit Facility provides funds for new development, acquisitions and general working capital purposes. The Unsecured Credit Facility has a three year term with two one-year extension options and bears interest at LIBOR + 90 basis points based upon the Company's current credit rating of BBB- by Standard & Poor's Rating Services and Baa3 by Moody's Investors Service. The spread component of the aggregate interest rate will be reduced in the event of an upgrade of the Company's unsecured credit rating. The Unsecured Credit Facility is repayable monthly on an interest only basis with principal due at maturity. The Company's credit facility had an average interest rate and average balance outstanding during the years ended December 31, 1999, 1998 and 1997 of 6.06%, 6.67%, 6.73% and $99.2
million, $98.0 million and $53.9 million, respectively. In addition, the maximum outstanding during 1999, 1998 and 1997 was $176.0 million, $175.0 million and $121.9 million, respectively.

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

The Unsecured Credit Facility requires the Company to comply with certain affirmative and negative covenants including the following requirements: (i) the Company maintain its qualification as a REIT; (ii) the Company maintain a ratio of EBITDA (as defined therein) to fixed charges (as defined therein) of not less that 1.75 to 1; (iii) dividends not exceed 90% of funds from operations (as defined therein); (iv) the Company maintain a ratio of total funded debt (as defined therein) to implied capitalization value (as defined therein) of less than .55 to 1; and (v) the Company maintain a ratio of unencumbered asset value (as defined therein) to unsecured debt of less than 1.75 to 1. In addition, the Unsecured Notes and the Unsecured Bank Notes require the Company to comply with certain affirmative and negative covenants including the following requirements:
(i) the ratio of unencumbered assets (as defined therein) to unsecured debt equal or exceed 150%; (ii) the ratio of debt to assets (as defined therein) not exceed 60%; and (iii) secured debt not exceed 40% of assets (as defined therein). The Company was in compliance with these covenants at December 31, 1999.

  Medium-Term Notes

On May 29, 1998, the Company established a program for the sale by the Operating Partnership of up to $95 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance (the "MTN Program"). The Operating Partnership issued Medium-Term Notes with an aggregate principal amount of $80 million in connection with the MTN Program as follows: (i) on July 28, 1998, the Company sold $30 million of notes which are due on July 30, 2001 and bear interest at 6.75% per year; (ii) on October 5, 1998, the Operating Partnership sold $25 million of notes which are due on October 5, 2000 and bear interest at 6.71% per year; and (iii) on March 18, 1999, the Operating Partnership sold $25 million of notes which are due on March 16, 2009 and bear interest at 7.59% per year. In July 1999, the Company and the Operating Partnership filed a shelf registration statement with the Securities and Exchange Commission, pursuant to which the Operating Partnership may issue debt securities with an aggregate public offering price of up to $250 million. The Company intends to establish a new, similar program for the sale of Medium-Term Notes by the Operating Partnership under such registration statement, pursuant to which the Operating Partnership may issue Medium-Term Notes from time to time in the future subject to certain market conditions and other factors.

  Private Placement of Preferred Units

On April 29, 1999, the Operating Partnership completed a private placement of
3.4 million of its 8.95% Series B Cumulative Redeemable Perpetual Preferred Units (the "Series B Preferred Units") to two institutional investors at a price of $25.00 per unit. The net proceeds of approximately $83 million were used to repay amounts outstanding under the Company's Unsecured Credit Facility. The Series B Preferred Units may be exchanged by the holders into shares of 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock of the Company ("Series B Preferred Shares") on a one-for-one basis. Holders of the Series B Preferred Units may exercise their exchange right (a) at any time on or after April 29, 2009, (b) at any time if full quarterly distributions are not made for six quarters, or (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the Series B Preferred Units for federal income tax purposes. The Operating Partnership may redeem the Series B Preferred Units at any time on or after April 29, 2004 for cash at a redemption price equal to the redeemed holder's capital account (initially $25.00 per unit), plus all accumulated, accrued and unpaid distributions or dividends. In lieu of cash, the Operating Partnership may elect to deliver Series B Preferred Shares on a one-for-one basis, plus an amount equal to all accumulated, accrued and unpaid distributions or dividends. The Series B Preferred Units have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Company or the Operating Partnership. Distributions on the Series B Preferred Units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.95% per annum of the $25.00 original capital contribution. Holders of the Series B Preferred Units received distributions in the aggregate amount of approximately $5.1 million during 1999.

On September 3, 1999, the Operating Partnership completed a private placement of
2.2 million of its 8.75% Series C Cumulative Redeemable Perpetual Preferred Units (the "Series C Preferred Units") to an institutional investor at a price of $25.00 per unit. The net proceeds of approximately $54 million were used to repay amounts outstanding under the Company's Unsecured Credit Facility. The Series C Preferred Units may be exchanged by the holder into shares of 8.75% Series C Cumulative Redeemable Perpetual Preferred Stock of the Company ("Series C Preferred Shares") on a one-for-one basis. The holder of the Series C Preferred Units may exercise its exchange right (a) at any time on or after September 3, 2009, (b) at any time if full quarterly distributions are not made for six quarters, (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the Series C Preferred Units for federal income tax purposes, or (d) at any time that such institutional investor's holdings in the Operating Partnership exceed 18% of the total profits of or capital interests in the Operating Partnership for a taxable year. The Operating Partnership may redeem the Series C Preferred Units at any time on or after September 3, 2004 for cash at a redemption price equal to the redeemed holder's capital account (initially $25.00 per unit), plus all accumulated, accrued and unpaid distributions or dividends. The Series C Preferred Units have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Company or the Operating Partnership. Distributions on the Series C Preferred Units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.75% per annum of the $25.00 original capital contribution. The holder of the Series C Preferred Units received distributions in the aggregate amount of approximately $1.5 million during 1999.

  Common Stock Repurchase Program

On May 11, 1999, the Board of Directors of the Company authorized a common stock repurchase program pursuant to which the Company is authorized to purchase up to an aggregate of $50 million of outstanding Common Stock. All repurchases have been and will be made on the open market at prevailing prices. This authority may be exercised from time to time and in such amounts as market conditions warrant. During the year ended December 31, 1999, the Company repurchased 2,414,300 shares of Common Stock for an aggregate purchase price, including commissions, of approximately $47.5 million at an average price of $19.67 per share.

  Market Risk

The fair market value of long-term fixed rate debt is subject to changes in interest rates. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's total fixed rate long-term debt at December 31, 1999 was $501.3 million. Fair values were determined from quoted market prices, where available, and from information received from investment bankers using current interest rates considering credit ratings and remaining terms to maturity.

While the Company has historically had limited involvement with derivative financial instruments, the Company may utilize such instruments in certain situations to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments and prospective financing transactions. The Company does not utilize derivative financial instruments for trading or speculative purposes. On September 16, 1999, the Company entered into an interest rate swap agreement with a notional amount of $30 million, relating to $30 million of notes issued by the Operating Partnership under the MTN Program which carry a fixed interest rate of 6.625% per annum (the "Fixed Rate"). Under the interest rate swap agreement, through the maturity date of such notes of December 15, 2003, (i) the Company has agreed to pay to the counterparty the interest on a $30 million notional amount at a floating interest rate of LIBOR plus 11 basis points (the "Floating Rate"), and (ii) the counterparty has agreed to pay to the Company the interest on the same notional amount at the Fixed Rate. The Floating Rate at December 31, 1999 was 6.23%. Under the interest rate swap agreement, an increase in LIBOR will increase the amount of interest that the Company will be required to pay, and a decrease in LIBOR will decrease the amount of interest that the Company will be required to pay. The fair value of the interest rate swap was $445,000 at December 31, 1999.

  Schedule of Debt

The following table sets forth certain information regarding debt financing as of December 31, 1999 and 1998 (dollars in thousands):

                                                                             PRINCIPAL OUTSTANDING
                                                INTEREST                          DECEMBER 31,
                                               RATE AS OF        MATURITY    ----------------------
                                            DECEMBER 31, 1999    DATE(1)       1999         1998
                                            -----------------    --------    ---------    ---------
FIXED RATE DEBT
  MORTGAGE LOAN(2)........................      6.24%            10/15/08    $143,740     $146,740
  MORTGAGE LOAN(3)........................      8.00%              9/1/05       8,375        8,470
  MORTGAGE NOTES
     Summit Foxcroft......................      8.00%              4/1/20       2,594        2,663
     Summit Sherwood......................      7.88%              3/1/29       3,244        3,274
     Summit Radbourne.....................      9.80%              3/1/02       8,405        8,507
     Summit Sand Lake.....................      7.88%             2/15/06      14,348       14,679
     Summit Buena Vista...................      6.75%             2/15/07      25,393       25,779
     Summit Belcourt......................      6.75%              1/1/06       9,552        9,708
     Summit Turtle Cove...................      6.75%              6/1/06      16,806       17,073
     Summit Turtle Rock...................      6.75%             12/1/05      10,824       11,001
     Summit Arboretum.....................      6.75%             12/1/05      19,915       20,240
     Mortgage Notes paid in 1999..........                                         --        7,561
  TAX EXEMPT MORTGAGE NOTES
     Summit Crossing......................      6.95%             11/1/25       4,048        4,106
                                                                             --------     --------
          TOTAL MORTGAGE DEBT.............                                    267,244      279,801
                                                                             --------     --------
  UNSECURED NOTES
     6.71% Medium Term Notes due 2000.....      6.71%             10/5/00      25,000       25,000
     6.75% Medium Term Notes due 2001.....      6.75%             7/30/01      30,000       30,000
     7.59% Medium Term Notes due 2009.....      7.59%             3/16/09      25,000
     6.80% Notes due 2002.................      6.80%             8/15/02      25,000       25,000
     6.63% Notes due 2003.................      6.63%            12/15/03      30,000       30,000
     6.95% Notes due 2004.................      6.95%             8/15/04      50,000       50,000
     7.20% Notes due 2007.................      7.20%             8/15/07      50,000       50,000
     Bank Note Due 2002...................      7.85%              8/3/02      16,000       16,000
     Bank Note Due 2000...................      7.61%              8/3/00      15,000       15,000
                                                                             --------     --------
          TOTAL UNSECURED NOTES...........                                    266,000      241,000
                                                                             --------     --------
          TOTAL FIXED RATE DEBT...........                                    533,244      520,801
                                                                             --------     --------
VARIABLE RATE DEBT
  UNSECURED CREDIT FACILITY...............   LIBOR + 90           3/27/01      78,000      153,500
  TAX EXEMPT BONDS(4)
     Summit Belmont.......................      6.90%              4/1/07      11,225       11,445
     Summit Pike Creek....................      6.90%             8/15/20      12,208       12,767
     Summit Gateway.......................      6.90%              7/1/07       6,700        6,900
     Summit Stony Point...................      6.90%              4/1/29       8,255        8,430
     Bonds paid in 1999...................                                         --       12,260
                                                                             --------     --------
          TOTAL TAX EXEMPT BONDS..........                                     38,388       51,802
                                                                             --------     --------
          TOTAL VARIABLE RATE DEBT........                                    116,388      205,302
                                                                             --------     --------
            TOTAL OUTSTANDING INDEBTEDNESS...............................    $649,632     $726,103
                                                                             ========     ========

(1) With the exception of the Mortgage Loan referred to in Note 2 below, which has a $143.7 million balance at December 31, 1999, all the secured debt can be prepaid at any time. Such Mortgage Loan can be prepaid after February 15, 2001. Prepayment of all such secured debt is generally subject to penalty or premium; however, the tax exempt mortgage notes can be prepaid at any time without penalty or premium.

(2) Mortgage Loan secured by the following Communities:

    Summit Glen                   Summit Blue Ash               Summit St. Clair
    Summit Square                 Summit Village                Summit Waterford
    Summit Meadow                 Summit Highland               Summit Del Ray
    Summit Windsor I              Summit Norcroft I             Summit Palm Lake
    Summit Windsor II             Summit Norcroft II            Summit on the River

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

The one-month LIBOR rate at December 31, 1999 was 5.82%.

The Company's outstanding indebtedness (excluding the Unsecured Credit Facility) had an average maturity of 6.9 years as of December 31, 1999. The aggregate maturities of all outstanding debt (excluding the Unsecured Credit Facility) as of December 31, 1999 for each of the years ended after December 31, 1999 are as follows (in thousands):

2000......................................................  $ 46,497
2001......................................................    36,698
2002......................................................    56,186
2003......................................................    37,424
2004......................................................    57,857
Thereafter................................................   336,970
                                                            --------
     Total................................................  $571,632
                                                            ========

Of the significant maturities in the above table, $15.0 million and $16.0 million relate to the unsecured bank notes that mature in 2000 and 2002, respectively; $25 million relates to unsecured notes due in 2000; $30 million relates to unsecured notes due in 2001 and $25 million relates to unsecured notes due in 2002.

  Net Asset Value

The Company's estimate of net asset value is based on the sum of: 1) the estimated fair market value of stabilized properties determined by applying current market capitalization rates (for recent purchases and sales of comparable properties) to projected cash flows, 2) the cost of any properties acquired during the period under consideration, 3) construction in progress adjusted to estimated fair market value, 4) the implied value of any below market debt (assumable under certain terms and conditions) and 5) other assets including cash and cash equivalents, less total liabilities divided by the weighted average number of common shares and operating partnership units outstanding during the period under consideration. Using this methodology, management's current estimate of net asset value is $24.61 per share as of December 31, 1999. The Company's estimate of net asset value will vary depending on current market conditions.

ACQUISITIONS AND DISPOSITIONS

During the year ended December 31, 1999, the Company sold seven communities comprising 1,518 apartment homes for approximately $76.0 million, resulting in a gain on sale of approximately $17.4 million. Net proceeds of $54.4 million, were placed in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations. The communities sold were Summit Hampton, Summit Oak,

Summit Beacon Ridge, Summit Perico, Summit McIntosh, Summit Heron's Run and Summit East Ridge (referred to herein using former community names).

During the year ended December 31, 1999, the Company acquired no communities.

The Company completed the acquisition of three communities located in Atlanta, Georgia in 1998: Summit St. Clair, purchased effective March 1, 1998, Summit Club at Dunwoody, purchased effective May 22, 1998, and Summit Lenox, purchased effective July 8, 1998 (the "Atlanta Acquisitions"). The Atlanta Acquisitions added a total of 1,093 apartment homes to the Company's portfolio at an aggregate purchase price of $88.3 million. The Atlanta Acquisitions were financed with the issuance of 259,871 Common Units (valued at $5.2 million) and the assumption of $8.8 million of mortgage debt. The balance of the purchase price was paid in cash.

In individual property transactions, the Company sold three communities for $48.9 million (formerly known as Summit Providence on May 8, 1998, Summit Springs on October 23, 1998 and Summit Old Town on November 2, 1998). The total gain on sale recognized for these three disposition transactions was $17 million.

On December 16, 1998, the Company (i) sold five communities (the "Sold Communities") to Hollow Creek, LLC., a newly-formed North Carolina limited liability company for approximately $68 million and (ii) contributed two communities with an approximate value of $22 million (together with the Sold Communities, the "Joint Venture Communities") to Station Hill, LLC., a newly-formed North Carolina limited liability company ("Station Hill"). On the same date, Hollow Creek, LLC contributed the Sold Communities to Station Hill. Station Hill is a joint venture limited liability company, the membership of which is comprised of the Company and a wholly owned subsidiary of a major financial services company (the "Joint Venture Member"). The disposition was effected pursuant to a Real Estate Sale Agreement dated November 20, 1998 between the Operating Partnership and the Joint Venture Member and pursuant to the Operating Agreement of Station Hill, also dated November 20, 1998. The Company's contribution to Station Hill (approximately $5.6 million) represents a 25 percent equity interest in Station Hill. In addition, the Company is the managing member of Station Hill and will also retain management of the Joint Venture Communities through a management agreement with Station Hill. The cash flow of Station Hill will be distributed pro rata to each member based on its equity contribution until certain economic benchmarks are achieved, at which point the Company will receive an escalated portion of the cash flow and residual interest. Station Hill has obtained five separate mortgages totaling $70.15 million from Fannie Mae. These mortgages have a ten-year maturity and a 6.70% interest rate. The proceeds of the mortgages were distributed on a pro rata basis to Station Hill's two members. The Joint Venture Communities involved in the transaction were Summit Green, Summit Hollow I and II and Summit Creek in Charlotte, North Carolina; Summit Hill I and II in Raleigh, North Carolina; and Summit Station in Tampa, Florida. The Joint Venture Communities include 1,433 apartment homes. The Company recognized a gain of approximately $20.2 million on the disposition. The gain is net of $5.6 million elimination of gain relative to the Company's retained portion of the joint venture. The elimination of the gain reduced the Company's investment in the joint venture to zero at the initial joint venture formation.

Proceeds from the sale of Summit Springs, Summit Old Town and the Sold Communities were put in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations. These proceeds were used to fund future developments.

On November 4, 1998, the Company acquired a portfolio of multifamily properties in Texas (the "Ewing Portfolio") through a merger with Ewing Industries, a private developer of luxury apartment homes. The Ewing Portfolio consists of 2,465 apartment homes in seven communities located in Dallas, Austin and San Antonio. The acquisition of the Ewing Portfolio was effected pursuant to an Agreement and Plan of Reorganization dated as of October 31, 1998 (the "Merger Agreement") among the Company, affiliates of the Company including the Operating Partnership, Ewing Industries, Inc., an Ohio corporation ("Ewing Industries"), affiliates of Ewing, and their respective partners, shareholders and members (together with Ewing Industries, "Ewing"). Pursuant to the Merger Agreement, the acquisition was funded through (i) the issuance to Ewing of 1,008,988 shares of Common Stock of the Company and 141,921 Units, valued at $20.7 million in the aggregate, (ii) the assumption of $84.0 million in long-term fixed-rate mortgage indebtedness,

(iii) the payment of $50.6 million in cash and (iv) receipt of $3.8 million of credit for customary prorations and reserves. A portion of the consideration was deferred until stabilization of one community (Summit Las Palmas) which was in lease-up at the time of the acquisition of the Ewing Portfolio. The Summit Las Palmas purchase closed on December 31, 1998 with the additional consideration of
(i) 1,027,771 shares of Common Stock and 36,124 Common Units valued at $29.2 million in the aggregate and (ii) cash in the amount of approximately $600,000.

At December 31, 1999, the Company had three apartment communities for sale with a net book value of approximately $13.8 million. The Company does not anticipate incurring a loss on any individual apartment Community sale. Proceeds from the sale of the Communities will be used to fund future development. The three apartment communities held for sale represented approximately 2% of property operating income for the Company for the year ended December 31, 1999.

DEVELOPMENT ACTIVITY

The Company's developments in process at December 31, 1999 are summarized as follows (dollars in thousands):

                                                           TOTAL                ESTIMATED   ANTICIPATED
                                             APARTMENT   ESTIMATED   COST TO     COST TO    CONSTRUCTION
COMMUNITY                                      HOMES       COSTS       DATE     COMPLETE     COMPLETION
-------------------------------------------  ---------   ---------   --------   ---------   ------------
Summit New Albany II -- Columbus, OH(1)....      127     $  9,800    $  8,323   $  1,477      Q1 2000
Summit Largo -- Largo, MD(1)...............      219       18,000      17,021        979      Q1 2000
Summit Hunter's Creek -- Orlando, FL(1)....      270       19,200      16,609      2,591      Q1 2000
Summit Deer Creek -- Atlanta, GA(1)........      292       22,200      16,409      5,791      Q2 2000
Summit Russett II -- Laurel, MD............      112        9,900       4,367      5,533      Q2 2000
Summit Ashburn Farm -- Loudon County, VA...      162       14,600       9,235      5,365      Q3 2000
Summit Grandview -- Charlotte, NC..........      266       45,500      16,821     28,679      Q4 2000
Reunion Park by Summit -- Raleigh, NC......      248       14,300       7,963      6,337      Q1 2001
Summit Deerfield -- Cincinnati, OH.........      498       41,500      14,845     26,655      Q3 2001
Summit Crest -- Raleigh, NC................      438       30,700       3,727     26,973      Q3 2001
Summit Overlook -- Raleigh, NC.............      320       25,500       8,046     17,454      Q3 2001
Other development and construction
  costs(2).................................       --           --      25,221         --
                                               -----     --------    --------   --------
                                               2,952     $251,200    $148,587   $127,834
                                               =====     ========    ========   ========

(1) These communities were in lease-up at December 31, 1999.

(2) Consists primarily of land held for development and other predevelopment costs.

Estimated cost to complete the development Communities represents substantially all of the Company's material commitments for capital expenditures at December 31, 1999.

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

Other development risks include the possibility of incurring additional costs or liabilities resulting from increased costs for materials or labor or other unexpected costs or defects in construction material, and the possibility that financing may not be available on favorable terms, or at all, to pursue or complete development activities. Similarly, market conditions at the time these Communities become available for leasing will affect the rental rates that may be charged and the period of time necessary to achieve stabilization, which could make one or more of the development Communities unprofitable or result in achieving stabilization later than currently anticipated.

In addition, the Company is conducting feasibility and other pre-development work for eleven Communities. The Company could abandon the development of any one or more of these potential Communities in the event that it determines that market conditions do not support development, financing is not available on favorable terms, or it is unable to obtain necessary permits and authorizations, or due to other circumstances which may prevent development. Similarly, there can be no assurance that, if the Company does pursue one or more of these potential Communities, that it will be able to complete construction within the currently estimated development budgets or that construction can be started at the time currently anticipated.

INFLATION

Substantially all of the leases at the Communities are for a term of one year or less, which may enable the Company to seek increased rents upon renewal of existing leases or commencement of new leases. The short-term nature of these leases generally serves to reduce the risk to the Company of the adverse effect of inflation.

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

The Company's efforts to address its Year 2000 issues prior to January 1, 2000, were focused in the following three areas: (i) reviewing and taking any necessary steps to attempt to correct the Company's computer information systems (i.e., software applications and hardware platforms), (ii) evaluating and making any necessary modifications to other computer systems that do not relate to information technology but include embedded technology, such as telecommunications, security, HVAC, elevator, fire and safety systems, and (iii) communicating with certain significant third-party service providers to determine whether there will be any interruption in their systems that could affect the Company.

The Company has not experienced any business or service disruptions as a result of any Year 2000 issues, nor has the Company been contacted by any vendors or customers as to any Year 2000 issues with respect to their various products or services. Costs incurred to date related to Year 2000 issues have not been material, nor does the Company expect to incur additional material costs related to Year 2000 issues. The Company is continuing to evaluate potential disruptions or complications that might result in the future from Year 2000 related problems; although at this time, the Company has not identified any specific business functions that are likely to suffer material disruption as a result of Year 2000 related issues. Due to the unique and pervasive nature of the Year 2000 issue, however, it is not possible to anticipate each of the wide variety of Year 2000 issues that might arise, particularly outside of the Company, which might have a material adverse impact on the Company's business, financial condition and results of operations.

FUNDS FROM OPERATIONS

The Company considers funds from operations ("FFO") to be an appropriate measure of performance of an equity REIT. The Company computes FFO in accordance with standards established by the National Association of Real Estate Trusts ("NAREIT"). FFO, as defined by NAREIT, represents net income (loss) excluding gains or losses from sales of property, plus depreciation of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles ("GAAP"). Funds Available for Distribution ("FAD") is defined as FFO less capital expenditures funded by operations (recurring capital expenditures). The Company's methodology for calculating FFO and FAD may differ from the methodology for calculating FFO and FAD utilized by other real estate companies, and accordingly, may not be comparable to other real estate companies. FFO and FAD do not represent amounts available for management's discretionary use because of needed capital expenditures or expansion, debt service obligations, property acquisitions, development, dividends and distributions or other commitments and uncertainties. FFO and FAD should not be considered as alternatives to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor are they indicative of funds available to fund the Company's cash needs, including its ability to make dividends/distributions. The Company believes FFO and FAD are helpful to investors as measures of the performance of the Company because, along with cash flows from operating activities, financing activities and investing activities, they provide investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures.

Funds from Operations and Funds Available for Distribution are calculated as follows (dollars in thousands):

                                                             1999          1998          1997
                                                          -----------   -----------   -----------
Net income..............................................  $    45,745   $    56,375   $    27,116
Extraordinary items, net of minority interest...........           --           508            --
Minority interest of Unitholders in Operating
  Partnership...........................................        7,317         9,592         4,818
Gain on sale of real estate assets......................      (17,427)      (37,148)       (4,366)
                                                          -----------   -----------   -----------
  Adjusted net income...................................       35,635        29,327        27,568
Depreciation:
  Real estate assets....................................       34,324        28,890        22,633
  Real estate joint venture.............................          748            25            --
                                                          -----------   -----------   -----------
Funds from Operations...................................       70,707        58,242        50,201
  Recurring capital expenditures(1).....................       (6,357)       (4,607)       (4,586)
                                                          ===========   ===========   ===========
Funds Available for Distribution........................  $    64,350   $    53,635   $    45,615
                                                          ===========   ===========   ===========
Non-recurring capital expenditures(2)...................  $    (5,348)  $    (4,978)  $    (4,653)
                                                          ===========   ===========   ===========
Cash Flow Provided By (Used In):
  Operating Activities..................................  $    55,754   $    63,808   $    55,947
  Investing Activities..................................      (36,484)     (219,170)     (175,907)
  Financing Activities..................................      (17,977)      154,636       119,858
Weighted average shares and units
  outstanding -- basic..................................   32,134,646    29,140,931    27,257,637
                                                          ===========   ===========   ===========
Weighted average shares and units
  outstanding -- diluted................................   32,205,637    29,150,315    27,294,058
                                                          ===========   ===========   ===========

(1) Recurring capital expenditures are expected to be funded from operations and consist primarily of exterior painting, carpets in 1999, new appliances, vinyl, blinds, tile, and wallpaper. In contrast, non-recurring capital expenditures, such as major improvements, new garages and access gates, are expected to be funded by financing activities and are, therefore, not included in the calculation of Funds Available for Distribution. The increase in recurring capital expenditures for the year ended December 31, 1999 was primarily due to the Company's change in accounting policy to capitalize carpets starting January 1, 1999. Without carpet, recurring capital expenditures for the year ended December 31, 1999 would have been $4.6 million. Recurring capital expenditures for 1998 and 1997 have not been restated for the change in accounting policy.

(2) Non-recurring capital expenditures for the year ended December 31, 1999 and 1998 primarily consisted of major renovations in the amount of $3.5 million in 1999 and $1.3 million in 1998 respectively; $740,000 and $446,000 for access gates and security fences in 1999 and 1998 respectively; $10,000 and $1.0 million for water meters in 1999 and 1998, respectively; $1.0 million and $1.7 million in other revenue enhancement expenditures in 1999 and 1998, respectively.

RECENTLY ENACTED LEGISLATION

The Company has elected to be taxed as a Real Estate Investment Trust under Sections 856 and 860 of the Internal Revenue Code of 1986, as amended. Recently enacted tax legislation alters the requirements for qualification as a REIT. Among others, the newly passed legislation generally liberalizes, from the perspective of the Company's historic operations, the asset diversification requirements applicable to REITs. Effective for tax years beginning after December 31, 2000, a REIT may own the securities of a "taxable REIT subsidiary" without limitation on the REIT's voting control over the subsidiary, provided that not more than 20% of the value of the REIT's total assets is represented by securities of one or more taxable REIT subsidiaries. A taxable REIT subsidiary would include a corporation in which the Company directly or indirectly owns stock and which has elected to be treated as the Company's taxable REIT subsidiary. The definition of taxable REIT subsidiary in the Internal Revenue Code limits the ability of corporations whose activities relate to lodging or health care to be taxable REIT subsidiaries.

Under current law, a REIT must distribute at least 95% of its real estate investment trust taxable income, excluding net capital gains, to its stockholders. Effective for tax years beginning after December 31, 2000, the recently enacted tax legislation reduces the percent of real estate investment trust taxable income that must be distributed to 90%, exclusive of net capital gains.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are contained on the pages indicated on the Index to Financial Statements and Supplementary Data on page 43 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 9, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 9, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 9, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on May 9, 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements

The consolidated financial statements of the Company are listed in the Index to Financial Statements on page 43 of this Report.

     (b) Reports on Form 8-K

None.

     (c) Exhibits

As noted below, certain of the exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Company and are incorporated by reference herein.

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
 3.1.1            Articles of Incorporation of the Company. (Incorporated by
                  reference to Exhibit 3.1 to the Company's Registration
                  Statement on Form S-11, Registration No. 33-90706).
 3.1.2            Articles Supplementary to the Articles of Amendment and
                  Restatement of Summit Properties Inc. designating 8.95%
                  Series B Cumulative Redeemable Perpetual Preferred Stock of
                  the Company dated April 29, 1999 (Incorporated by reference to Exhibit 3.1 to the Company's quarterly report on Form
                  10-Q for the quarterly period ended March 31, 1999, File No.
                  001-12792).
 3.1.3            Articles Supplementary to the Articles of Amendment and
                  Restatement of Summit Properties Inc. designating 8.75%
                  Series C Cumulative Redeemable Perpetual Preferred Stock of
                  the Company dated September 3, 1999 (Incorporated by
                  reference to Exhibit 99.1 to the Operating Partnership's
                  Current Report on Form 8-K filed on September 17, 1999, File
                  No. 000-22411).
 3.2.1            Bylaws of the Company. (Incorporated by reference to Exhibit
                  3.2 to the Company's Registration Statement on Form S-11,
                  Registration No. 33-90706).
 3.2.2            First Amendment to Bylaws of the Company (filed herewith).
 4.1.1            Indenture dated as of August 7, 1997 between the Operating
                  Partnership and First Union National Bank, relating to the
                  Operating Partnership's Senior Debt Securities.
                  (Incorporated by reference to Exhibit 4.1 to the Operating
                  Partnership's Current Report on Form 8-K filed on August 11,
                  1997, File No. 000-22411).
 4.1.2            Supplemental Indenture No. 1, dated as of August 12, 1997
                  between the Operating Partnership and First Union National
                  Bank. (Incorporated by reference to Exhibit 4.1 to the
                  Operating Partnership's Amended Current Report on Form
                  8-K/A-1 filed on August 18, 1997, File No. 000-22411).
 4.1.3            Supplemental Indenture No. 2, dated as of December 17, 1997 between the Operating Partnership and First Union National
                  Bank. (Incorporated by reference to Exhibit 4.1 to the
                  Operating Partnership's Amended Current Report on Form
                  8-K/A-1 filed on December 17, 1997, File No. 000-22411).
 4.1.4            Supplemental Indenture No. 3, dated as of May 29, 1998
                  between the Operating Partnership and First Union National
                  Bank. (Incorporated by reference to Exhibit 4.2 to the
                  Operating Partnership's Current Report on Form 8-K filed on
                  June 2, 1998, File No. 000-22411).
 4.2.1            The Operating Partnership's 6.80% Note due 2002, dated
                  August 12, 1997. (Incorporated by reference to Exhibit 4.2 to the Operating Partnership's Amended Current Report on
                  Form 8-K/A-1 filed on August 18, 1997, File No. 000-22411).

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
 4.2.2            The Operating Partnership's 6.95% Note due 2004, dated
                  August 12, 1997. (Incorporated by reference to Exhibit 4.3 to the Operating Partnership's Amended Current Report on
                  Form 8-K/A-1 filed on August 18, 1997, File No. 000-22411).
 4.2.3            The Operating Partnership's 7.20% Note due 2007, dated
                  August 12, 1997. (Incorporated by reference to Exhibit 4.4 to the Operating Partnership's Amended Current Report on
                  Form 8-K/A-1 filed on August 18, 1997, File No. 000-22411).
 4.2.4            The Operating Partnership's 6.63% Note due 2003, dated
                  December 17, 1997. (Incorporated by reference to Exhibit 4.2 to the Operating Partnership's Amended Current Report on
                  Form 8-K/A-1 filed on December 17, 1997, File No.
                  000-22411).
 4.2.5            6.7% Medium Term Note due on October 5, 2000 in principal
                  amount of $25,000,000 issued by the Operating Partnership on
                  October 5, 1998 (Incorporated by reference to Exhibit 10.1 of the Operating Partnership's Quarterly Report on Form 10-Q
                  for the quarterly period ended September 30, 1998, File No.
                  000-224111).
 4.2.6            6.75% Medium-Term Note due 2001 in principal amount of
                  $30,000,000 issued by the Operating Partnership on July 28,
                  1998 (Exhibit 10.2 to the Operating Partnership's Quarterly
                  Report on Form 10-Q for the quarterly period ended June 30,
                  1998, File No. 000-22411).
 4.2.7            7.59% Medium-Term Note due 2009 in principal amount of
                  $25,000,000 issued by the Operating Partnership on March 18,
                  1999 (Incorporated by reference to Exhibit 4.1 to the
                  Operating Partnership's Quarterly Report on Form 10-Q for
                  the quarterly period ended March 31, 1999, File No.
                  000-22411).
 4.3              Shareholder Rights Agreement, dated as of December 14, 1998, between the Company and First Union National Bank, as Rights
                  Agent (Incorporated by reference to Exhibit 4.1 to the
                  Company's Registration Statement on Form 8-A, filed on
                  December 16, 1998).
 10.1.1           Agreement of Limited Partnership of the Operating
                  Partnership, as amended. (Incorporated by reference to
                  Exhibit 3.1 to the Operating Partnership's Registration
                  Statement on Form 10, dated April 21, 1997, filed pursuant to the Securities Exchange Act of 1934, as amended, File No.
                  000-22411).
 10.1.2           Amendment No. 10 to the Agreement of Limited Partnership of
                  the Operating Partnership. (Incorporated by reference to
                  Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
                  for the fiscal quarter ended June 30, 1997, File No.
                  001-12792).
 10.1.3           Amendment No. 11 to the Limited Partnership Agreement of the
                  Operating Partnership (Incorporated by reference to Exhibit
                  3.1 of the Operating Partnership's Quarterly Report on Form
                  10-Q for the quarterly period ended March 31, 1998, File No.
                  000-22411)
 10.1.4           Amendment No. 12 to the Limited Partnership Agreement of the
                  Operating Partnership (Incorporated by reference to Exhibit
                  3.1 of the Operating Partnership's Quarterly Report on Form
                  10-Q for the quarterly period ended June 30, 1998, File No.
                  000-22411).
 10.1.5           Amendment No. 13 to the Limited Partnership Agreement of the
                  Operating Partnership (Incorporated by reference to Exhibit
                  3.1 of the Operating Partnership's Quarterly Report on Form
                  10-Q for the quarterly period ended September 30, 1998, File
                  No. 000-22411)
 10.1.6           Amendment No. 14 to the Limited Partnership Agreement of the
                  Operating Partnership (Incorporated by reference to Exhibit
                  3.1 to the Operating Partnership's Quarterly Report on Form
                  10-Q for the quarterly period ended March 31, 1999, File No.
                  000-22411).
 10.1.7           Amendment No. 15 to the Limited Partnership Agreement of the
                  Operating Partnership (Incorporated by reference to Exhibit
                  3.2 to the Operating Partnership's Quarterly Report on Form
                  10-Q for the quarterly period ended March 31, 1999, File No.
                  000-22411).

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
 10.1.8           Amendment No. 16 to the Limited Partnership Agreement of the
                  Operating Partnership (Incorporated by reference to Exhibit
                  3.3 to the Operating Partnership's Quarterly Report on Form
                  10-Q for the quarterly period ended March 31, 1999, File No.
                  000-22411).
 10.1.9           Amendment No. 17 to the Limited Partnership Agreement of the
                  Operating Partnership (Incorporated by reference to Exhibit
                  10.1 to the Operating Partnership's Current Report on Form
                  8-K filed on September 17, 1999, File No. 000-22411).
 10.2             Articles of Incorporation of Summit Management Company
                  (filed herewith).
 10.3             Bylaws of Summit Management Company (filed herewith).
 10.4             The Company's 1994 Stock Option and Incentive Plan as
                  amended and restated. (Incorporated by reference to Exhibit
                  4.5 to the Company's Registration Statement on Form S-8,
                  Registration No. 333-79897).
 10.5.1           The Company's 1996 Non-Qualified Employee Stock Purchase
                  Plan. (Incorporated by reference to Exhibit 10.5 to the
                  Company's Registration Statement on Form S-8, Registration
                  No. 333-00078).
 10.5.2           First Amendment to Non-Qualified Employee Stock Purchase
                  Plan (filed herewith).
 10.5.3           Second Amendment to Non-Qualified Employee Stock Purchase
                  Plan (filed herewith).
 10.5.4           Third Amendment to Non-Qualified Employee Stock Purchase
                  Plan (filed herewith).
 10.6             Indemnification Agreement, dated as of July 20, 1999, by and among the Company, the Operating Partnership, and each
                  director and executive officer of the Company (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly
                  Report on Form 10-Q for the quarterly period ended June 30,
                  1999, File No. 001-12792).
 10.7.1           Employment Agreement between the Company and William F.
                  Paulsen (filed herewith).
 10.7.2           Employment Agreement between the Company and William B.
                  McGuire, Jr. (Incorporated by reference to Exhibit 10.7.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
 10.7.3(a)        Employment Agreement between the Company and William B.
                  Hamilton. (Incorporated by reference to Exhibit 10.7.9 to
                  the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
 10.7.3(b)        Amendment Agreement, dated as of May 1, 1999, by and among the Company, Summit Management Company and William B.
                  Hamilton (Incorporated by reference to Exhibit 10.2 to the
                  Company's Quarterly Report on Form 10-Q for the quarterly
                  period ended June 30, 1999, File No. 001-12792).
 10.7.4           Employment Agreement between the Company and Michael L.
                  Schwarz. (Incorporated by reference to Exhibit 10.7.10 to
                  the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
 10.7.5           Employment Agreement between the Company and Steven R.
                  LeBlanc. (Incorporated by reference to Exhibit 10.7.11 to
                  the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 001-12792).
 10.8.1           Noncompetition Agreement between the Company and William F.
                  Paulsen. (Incorporated by reference to Exhibit 10.8.1 to the
                  Company's Annual Report on Form 10-K for the fiscal year
                  ended December 31, 1997, File No. 001-12792).
 10.8.2           Noncompetition Agreement between the Company and William B.
                  McGuire, Jr. (Incorporated by reference to Exhibit 10.8.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
 10.8.3           Noncompetition Agreement between the Company and William B.
                  Hamilton. (Incorporated by reference to Exhibit 10.8.9 to
                  the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
 10.8.4           Noncompetition Agreement between the Company and Michael L.
                  Schwarz. (Incorporated by reference to Exhibit 10.8.10 to
                  the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-12792).
 10.8.5           Noncompetition Agreement between the Company and Steven R.
                  LeBlanc. (Incorporated by reference to Exhibit 10.8.11 to
                  the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 001-12792).
 10.9.1           Executive Severance Agreement between the Company and
                  William F. Paulsen. (Incorporated by reference to Exhibit
                  10.9.1 to the Company's Annual Report on Form 10-K for the
                  fiscal year ended December 31, 1997, File No. 001-12792).
 10.9.2           Executive Severance Agreement between the Company and
                  William B. McGuire, Jr. (Incorporated by reference to
                  Exhibit 10.9.2 to the Company's Annual Report on Form 10-K
                  for the fiscal year ended December 31, 1997, File No.
                  001-12792).
 10.9.3           Executive Severance Agreement between the Company and
                  Michael L. Schwarz. (Incorporated by reference to Exhibit
                  10.9.3 to the Company's Annual Report on Form 10-K for the
                  fiscal year ended December 31, 1997, File No. 001-12792).
 10.9.4           Executive Severance Agreement between the Company and
                  William B. Hamilton. (Incorporated by reference to Exhibit
                  10.9.5 to the Company's Annual Report on Form 10-K for the
                  fiscal year ended December 31, 1997, File No. 001-12792).
 10.9.5           Executive Severance Agreement between the Company and Steven
                  R. LeBlanc. (Incorporated by reference to Exhibit 10.9.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 001-12792)
 10.11            $31,000,000 Loan Agreement, dated July 31, 1996, between the
                  Operating Partnership and Wachovia Bank of North Carolina,
                  N.A. (Incorporated by reference to Exhibit 10.34 to the
                  Company's Quarterly Report on Form 10-Q for the fiscal
                  quarter ended September 30, 1996, File No. 001-12792).
 10.12.1          Promissory Note and Security Agreement, dated January 28,
                  1998, between the Company and Michael L. Schwarz.
                  (Incorporated by reference to Exhibit 10.14.1 to the
                  Company's Annual Report on Form 10-K for the fiscal year
                  ended December 31, 1997, File No. 001-12792).
 10.12.2          Promissory Note and Security Agreement, dated January 28,
                  1998, between the Company and William B. Hamilton.
                  (Incorporated by reference to Exhibit 10.14.2 to the
                  Company's Annual Report on Form 10-K for the fiscal year
                  ended December 31, 1997, File No. 001-12792).
 10.12.3          Form of Promissory Note and Security Agreement between the
                  Company and the employees named in the Schedule thereto.
                  (Incorporated by reference to Exhibit 10.14.3 to the
                  Company's Annual Report on Form 10-K for the fiscal year
                  ended December 31, 1997, File No. 001-12792).
 10.12.4          Promissory Note and Security Agreement, dated August 5,
                  1998, between the Company and Steven R. LeBlanc.
                  (Incorporated herein by reference to Exhibit 10.12.4 to the
                  Company's Annual Report on Form 10-K for the fiscal year
                  ended December 31, 1998, File No. 001-12792).
 10.12.5          Promissory Note, dated as of January 28, 1998, evidencing a loan of $42,258 to Michael L. Schwarz for the purpose of
                  paying tax liability associated with Restricted Stock Award.
                  (Incorporated by reference to Exhibit 10.2 to the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  March 31, 1998, File No. 001-12792).

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
 10.12.6          Promissory Note, dated as of January 30, 1998, evidencing a loan of $361,785 to Michael L. Schwarz for the purpose of
                  purchasing shares of Common Stock of the Company
                  (Incorporated by reference to Exhibit 10.3 to the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  March 31, 1998, File No. 001-12792).
 10.12.7          Promissory Note, dated as of January 28, 1998, evidencing a loan of $57,418 to William B. Hamilton for the purpose of
                  paying tax liability associated with Restricted Stock Award.
                  (Incorporated by reference to Exhibit 10.4 to the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  March 31, 1998, File No. 001-12792).
 10.12.8          Promissory Note, dated as of January 30, 1998, evidencing a loan of $441,562 to William B. Hamilton for the purpose of purchasing shares of Common Stock of the Company
                  (Incorporated by reference to Exhibit 10.5 to the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  March 31, 1998, File No. 001-12792).
 10.12.9          Promissory Note, dated as of August 5, 1998, evidencing a
                  loan of $961,000 to Steven R. LeBlanc for the purpose of
                  purchasing shares of Common Stock of the Company.
                  (Incorporated by reference to Exhibit 10.2 to the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  September 30, 1998, File No. 001-12792).
 10.12.10         Promissory Note, dated February 2, 1999, evidencing a loan of $1,000,487.05 to Steven R. LeBlanc for the purpose of
                  purchasing shares of Common Stock of the Company
                  (Incorporated herein by reference to Exhibit 10.12.10 to the
                  Company's Annual Report on Form 10-K for the fiscal year
                  ended December 31, 1998, File No. 001-12792).
 10.12.11         Promissory Note, dated February 2, 1999, evidencing a loan of $450,004.09 to Michael L. Schwarz for the purpose of
                  purchasing shares of Common Stock of the Company
                  (Incorporated herein by reference to Exhibit 10.12.11 to the
                  Company's Annual Report on Form 10-K for the fiscal year
                  ended December 31, 1998, File No. 001-12792).
 10.13.1          Registration Rights Agreement, dated October 12, 1994
                  between the Company and PK Partners, L.P. (Incorporated by reference to Exhibit 10.15.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997,
                  File No. 001-12792).
 10.13.2          Registration Rights Agreement, dated February 8, 1994,
                  between the Company and the Continuing Investors named
                  therein. (filed herewith).
 10.13.3          Registration Rights Agreement, dated December 11, 1995,
                  between the Company and Bissell Ballantyne,
                  LLC.(Incorporated by reference to Exhibit 10.2 to the
                  Company's Registration Statement on Form S-3, Registration
                  No. 333-24669).
 10.13.4          Registration Rights Agreement, dated January 10, 1996, among the Company, Joseph H. Call and Gary S. Cangelosi.
                  (Incorporated by reference to Exhibit 10.2 to the Company's
                  Registration Statement on Form S-3, Registration No.
                  333-24669).
 10.13.5          Registration Rights Agreement, dated February 20, 1997,
                  among the Company, The Northwestern Mutual Life Insurance
                  Company, J. Ronald Terwilliger, J. Ronald Terwilliger
                  Grantor Trust, Crow Residential Realty Investors, L.P.,
                  Douglas A. Hoeksema, Randy J. Pace, Clifford A. Breining,
                  TCF Residential Partnership, Ltd. and Trammell S. Crow.
                  (Incorporated by reference to Exhibit 10.2 to the Company's
                  Registration Statement on Form S-3, Registration No.
                  333-24669).
 10.13.6          Registration Rights Agreement, dated May 16, 1995, between the Company and the individuals named therein executed in
                  connection with the Crosland Acquisition. (Incorporated by reference to Exhibit 10.15.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997,
                  File No. 001-12792).

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
 10.13.7          Registration Rights and Lock-up Agreement, dated October 31,
                  1998, by and between the Company, the Operating Partnership, and the holders named therein (Incorporated herein by
                  reference to Exhibit 99.1 to the Company's Registration
                  Statement on Form S-3, Registration No. 333-93923).
 10.14            Agreement to Contribute, dated February 13, 1995, between
                  the Company, the Operating Partnership and Crosland
                  Partnerships. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 16, 1995,
                  File No. 001-12792).
 10.15.1          Credit Agreement, dated as of March 27, 1998, by and among the Operating Partnership, the Company, the Banks listed on the signature pages thereof and the other Lenders from time to time party thereto, and First Union National Bank, as
                  Administrative Agent for the Lenders thereunder ("1998
                  Credit Agreement"). (Incorporated by reference to Exhibit
                  10.1 to the Company's Quarterly Report on Form 10-Q for the
                  quarterly period ended March 31, 1998, File No. 001-12792).
 10.15.2          Letter Agreement, dated November 25, 1998, by and among the
                  Operating Partnership, the Company, Wachovia Bank, N.A.
                  ("Wachovia") and First Union National Bank, as
                  Administrative Agent and Lender under the 1998 Credit
                  Agreement ("First Union"), evidencing an increase in First
                  Union's and Wachovia's Commitments (as defined in the 1998
                  Credit Agreement) under the 1998 Credit Agreement of
                  $15,000,000 and $10,000,000, respectively (Incorporated
                  herein by reference to Exhibit 10.15.2 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1998, File No. 001-12792).
 10.15.3          Replacement Competitive Note, dated November 25, 1998 by and among the Operating Partnership, The Company and First Union reflecting the increased Commitments (Incorporated herein by reference to Exhibit 10.15.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998,
                  File No. 001-12792).
 10.15.4          Replacement Competitive Note, dated November 25, 1998 by and among the Operating Partnership, The Company and Wachovia
                  reflecting the increased Commitments (Incorporated herein by reference to Exhibit 10.15.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998,
                  File No. 001-12792).
 10.15.5          Replacement Competitive Note, dated November 25, 1998 by and among the Operating Partnership, The Company and
                  NationsBank, N.A. reflecting the increased Commitments
                  (Incorporated herein by reference to Exhibit 10.15.5 to the
                  Company's Annual Report on Form 10-K for the fiscal year
                  ended December 31, 1998, File No. 001-12792).
 10.15.6          Replacement Competitive Note, dated November 25, 1998 by and among the Operating Partnership, The Company and
                  Commerzbank, A.G. reflecting the increased Commitments
                  (Incorporated herein by reference to Exhibit 10.15.6 to the
                  Company's Annual Report on Form 10-K for the fiscal year
                  ended December 31, 1998, File No. 001-12792).
 10.15.7          Replacement Competitive Note, dated November 25, 1998 by and among the Operating Partnership, The Company and PNC Bank,
                  National Association reflecting the increased Commitments
                  (Incorporated herein by reference to Exhibit 10.15.7 to the
                  Company's Annual Report on Form 10-K for the fiscal year
                  ended December 31, 1998, File No. 001-12792).
 10.15.8          Replacement Competitive Note, dated November 25, 1998 by and among the Operating Partnership, The Company and AmSouth
                  Bank reflecting the increased Commitments (Incorporated
                  herein by reference to Exhibit 10.15.8 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1998, File No. 001-12792).
 10.15.9          Replacement Revolving Note, dated November 25, 1998 by and among the Operating Partnership, the Company and First Union reflecting the increased Commitments (Incorporated herein by reference to Exhibit 10.15.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998,
                  File No. 001-12792).

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
 10.15.10         Replacement Revolving Note, dated November 25, 1998 by and among the Operating Partnership, the Company and Wachovia
                  reflecting the increased Commitments (Incorporated herein by reference to Exhibit 10.15.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998,
                  File No. 001-12792).
 10.16            Agreement and Plan of Reorganization dated as of October 31,
                  1998 among the Company, affiliates of the Company (including the Operating Partnership), Ewing Industries, Inc., and
                  affiliates of Ewing Industries, Inc. (Incorporated by
                  reference to Exhibit 2.1 to the Company's Current Report on
                  Form 8-K filed on November 13, 1998, File No. 001-12792).
 12.1             Statement Regarding Calculation of Ratios of Earnings to
                  Fixed Charges for the Years Ended December 31, 1999, 1998,
                  1997 1996 and 1995 (filed herewith).
 21.1             Subsidiaries of the Company (filed herewith).
 23.1             Consent of Deloitte & Touche LLP (filed herewith).
 27               Financial Data Schedule (filed herewith).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Summit Properties Inc. certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Charlotte, North Carolina on March 16, 2000.

                                          SUMMIT PROPERTIES INC.

                                          /s/ WILLIAM F. PAULSEN
                                          --------------------------------------
                                             William F. Paulsen,
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                     SIGNATURES                                    TITLE                    DATE
                     ----------                                    -----                    ----

/s/ WILLIAM B. MCGUIRE, JR.                            Co-Chairman of the Board of    March 16, 2000
-----------------------------------------------------    Directors
William B. McGuire, Jr.

/s/ WILLIAM F. PAULSEN                                 Co-Chairman of the Board of    March 16, 2000
-----------------------------------------------------    Directors and Chief
William F. Paulsen                                       Executive Officer
                                                         (Principal Executive
                                                         Officer)

/s/ STEVEN R. LEBLANC                                  President, Chief Operating     March 16, 2000
-----------------------------------------------------    Officer and Director
Steven R. LeBlanc                                        (Principal Operating
                                                         Officer)

/s/ MICHAEL L. SCHWARZ                                 Chief Financial Officer and    March 16, 2000
-----------------------------------------------------    Executive Vice President
Michael L. Schwarz                                       (Principal Financial
                                                         Officer and Principal
                                                         Accounting Officer)

/s/ HENRY H. FISHKIND                                  Director                       March 16, 2000
-----------------------------------------------------
Henry H. Fishkind

/s/ JAMES H. HANCE, JR.                                Director                       March 16, 2000
-----------------------------------------------------
James H. Hance, Jr.

/s/ NELSON SCHWAB, III                                 Director                       March 16, 2000
-----------------------------------------------------
Nelson Schwab, III

/s/ JAMES M. ALLWIN                                    Director                       March 16, 2000
-----------------------------------------------------
James M. Allwin

                         INDEX TO FINANCIAL STATEMENTS

The following financial statements of the Company required to be included in
Item 14(a)(1) are listed below:

SUMMIT PROPERTIES INC.

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   44

Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................   45

Consolidated Statements of Earnings for the Years Ended
  December 31, 1999, 1998 and 1997..........................   46

Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1999, 1998 and 1997..............   47

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997..........................   48

Notes to Consolidated Financial Statements..................   49

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Summit Properties Inc.
Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Summit Properties Inc. as of December 31, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, in 1999 the Company changed its method of accounting for carpet replacements.

DELOITTE & TOUCHE LLP

Charlotte, North Carolina
January 20, 2000

                             SUMMIT PROPERTIES INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
ASSETS
Real estate assets:
  Land and land improvements................................  $  174,615    $  169,374
  Buildings and improvements................................     893,179       836,054
  Furniture, fixtures and equipment.........................      68,437        63,963
                                                              ----------    ----------
                                                               1,136,231     1,069,391
  Less: accumulated depreciation............................    (129,620)     (115,128)
                                                              ----------    ----------
          Operating real estate assets......................   1,006,611       954,263
  Construction in progress..................................     148,587       137,145
                                                              ----------    ----------
          Net real estate assets............................   1,155,198     1,091,408
Cash and cash equivalents...................................       4,130         2,837
Restricted cash.............................................      40,080        91,981
Investments in Summit Management Company and real estate
  joint ventures............................................         583         1,330
Deferred financing costs, net of accumulated amortization of
  $5,153 and $4,472 in 1999 and 1998, respectively..........       6,657         7,538
Other assets................................................      10,765         3,570
                                                              ----------    ----------
Total assets................................................  $1,217,413    $1,198,664
                                                              ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes payable.............................................  $  649,632    $  726,103
  Accrued interest payable..................................       7,018         6,806
  Accounts payable and accrued expenses.....................      25,626        32,745
  Dividends and distributions payable.......................      12,984        12,713
  Security deposits and prepaid rents.......................       3,850         4,188
                                                              ----------    ----------
          Total liabilities.................................     699,110       782,555
                                                              ----------    ----------
Commitments and contingencies
Minority interest of common unitholders in Operating
  Partnership...............................................      54,698        57,184
Minority interest of preferred unitholders in Operating
  Partnership...............................................     136,270            --
Stockholders' equity:
  Preferred stock, $.01 par value -- 25,000,000 shares
     authorized, no shares issued and outstanding...........          --            --
  Common stock, $.01 par value -- 100,000,000 shares
     authorized, 26,374,446 and 27,805,836 shares issued and
     outstanding in 1999 and 1998, respectively.............         264           278
  Additional paid-in capital................................     412,874       442,132
  Accumulated deficit.......................................     (80,555)      (80,281)
  Unamortized restricted stock compensation.................        (387)         (728)
  Employee notes receivable.................................      (4,861)       (2,476)
                                                              ----------    ----------
Total stockholders' equity..................................     327,335       358,925
                                                              ----------    ----------
Total liabilities and stockholders' equity..................  $1,217,413    $1,198,664
                                                              ==========    ==========

See notes to consolidated financial statements.

                             SUMMIT PROPERTIES INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             1999          1998          1997
                                                          -----------   -----------   -----------
Revenues:
  Rental................................................  $   162,859   $   137,961   $   110,105
  Other property income.................................       10,670         7,695         5,901
  Interest..............................................        3,030         1,064           392
  Other income..........................................          289           849           279
                                                          -----------   -----------   -----------
          Total revenues................................      176,848       147,569       116,677
                                                          -----------   -----------   -----------
Expenses:
  Property operating and maintenance:
       Personnel........................................       12,796        11,350         9,278
       Advertising and promotion........................        2,630         2,419         2,095
       Utilities........................................        8,544         7,541         6,124
       Building repairs and maintenance.................        8,609         9,893         8,790
       Real estate taxes and insurance..................       17,684        14,063        10,721
       Depreciation.....................................       34,432        28,997        22,652
       Property supervision.............................        4,175         3,531         2,783
       Other operating expenses.........................        2,880         2,753         2,241
                                                          -----------   -----------   -----------
                                                               91,750        80,547        64,684
  Interest..............................................       38,274        33,506        21,959
  General and administrative............................        3,876         3,861         2,740
  Loss (income) on equity investments:
     Summit Management Company..........................          719           327          (274)
     Real estate joint ventures.........................         (104)            1            --
                                                          -----------   -----------   -----------
          Total expenses................................      134,515       118,242        89,109
                                                          -----------   -----------   -----------
Income before gain on sale of real estate assets,
  minority interest of common unitholders in Operating
  Partnership, dividends to preferred unitholders in
  Operating Partnership and extraordinary items.........       42,333        29,327        27,568
Gain on sale of real estate assets......................       17,427        37,148         4,366
                                                          -----------   -----------   -----------
Income before minority interest of common unitholders in
  Operating Partnership, dividends to preferred
  unitholders in Operating Partnership and extraordinary
  items.................................................       59,760        66,475        31,934
Minority interest of common unitholders in Operating
  Partnership...........................................       (7,317)       (9,592)       (4,818)
Dividends to preferred unitholders in Operating
  Partnership...........................................       (6,698)           --            --
                                                          -----------   -----------   -----------
Income before extraordinary items.......................       45,745        56,883        27,116
Extraordinary items, net of minority interest of common
  unitholders in Operating Partnership..................           --          (508)           --
                                                          -----------   -----------   -----------
Net income..............................................  $    45,745   $    56,375   $    27,116
                                                          ===========   ===========   ===========
Per share data:
     Income before extraordinary items -- basic and
       diluted..........................................  $      1.65   $      2.28   $      1.17
                                                          ===========   ===========   ===========
     Extraordinary items -- basic and diluted...........           --   $     (0.02)           --
                                                          ===========   ===========   ===========
     Net income -- basic and diluted....................  $      1.65   $      2.26   $      1.17
                                                          ===========   ===========   ===========
     Dividends declared on common stock.................  $      1.67   $      1.63   $      1.59
                                                          ===========   ===========   ===========
     Weighted average shares -- basic...................   27,697,904    24,934,618    23,145,881
                                                          ===========   ===========   ===========
     Weighted average shares -- diluted.................   27,768,895    24,944,002    23,182,302
                                                          ===========   ===========   ===========

See notes to consolidated financial statements.

                             SUMMIT PROPERTIES INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                             UNAMORTIZED
                                                  ADDITIONAL                  RESTRICTED     EMPLOYEE
                                        COMMON     PAID-IN     ACCUMULATED      STOCK         NOTES
                                         STOCK     CAPITAL       DEFICIT     COMPENSATION   RECEIVABLE    TOTAL
                                        -------   ----------   -----------   ------------   ----------   --------
Balance, December 31, 1996............   $224      $342,872     $(85,068)      $  (814)                  $257,214
  Dividends...........................     --            --      (37,168)           --                    (37,168)
  Issuance of stock...................      6        11,740           --            --                     11,746
  Costs of shelf registrations........     --          (616)          --            --                       (616)
  Proceeds from dividend and stock
    purchase plans....................      2         3,605           --            --                      3,607
  Conversion of units to shares.......      2         3,911           --            --                      3,913
  Exercise of stock options...........     --           851           --            --                        851
  Issuance of restricted stock
    grants............................                  546           --          (546)                        --
  Amortization of restricted stock
    grants............................     --            --           --           354                        354
  Adjustment for minority interest of
    common unitholders in Operating
    Partnership.......................     --        (1,178)          --            --                     (1,178)
  Net income..........................     --            --       27,116            --                     27,116
                                         ----      --------     --------       -------       -------     --------
Balance, December 31, 1997............    234       361,731      (95,120)       (1,006)                   265,839
  Dividends...........................     --            --      (41,536)           --                    (41,536)
  Issuance of stock...................     21        37,322           --            --                     37,343
  Proceeds from dividend and stock
    purchase plans....................     22        42,891           --            --                     42,913
  Conversion of units to shares.......     --           555           --            --                        555
  Exercise of stock options...........      1           840           --            --                        841
  Issuance of restricted stock
    grants............................                  162           --          (162)                        --
  Amortization of restricted stock
    grants............................     --            --           --           440                        440
  Adjustment for minority interest of
    common unitholders in Operating
    Partnership.......................     --        (1,369)          --            --                     (1,369)
  Issuance of employee notes
    receivable........................                   --           --            --       $(2,476)      (2,476)
  Net income..........................     --            --       56,375            --            --       56,375
                                         ----      --------     --------       -------       -------     --------
Balance, December 31, 1998............    278       442,132      (80,281)         (728)       (2,476)     358,925
  Dividends...........................     --            --      (46,019)           --            --      (46,019)
  Proceeds from dividend and stock
    purchase plans....................     10        15,331           --            --            --       15,341
  Repurchase of common stock..........    (24)      (47,502)          --            --            --      (47,526)
  Exercise of stock options...........     --           182           --            --            --          182
  Issuance of restricted stock
    grants............................     --           304           --          (304)           --           --
  Amortization of restricted stock
    grants............................     --            --           --           645            --          645
  Adjustment for minority interest of
    common unitholders in Operating
    Partnership.......................     --         2,427           --            --            --        2,427
  Issuance of employee notes
    receivable........................     --            --           --            --        (3,144)      (3,144)
  Repayment of employee notes
    receivable........................     --            --           --            --           759          759
  Net income..........................     --            --       45,745            --            --       45,745
                                         ----      --------     --------       -------       -------     --------
Balance, December 31, 1999............   $264      $412,874     $(80,555)      $  (387)      $(4,861)    $327,335
                                         ====      ========     ========       =======       =======     ========

See notes to consolidated financial statements.

                             SUMMIT PROPERTIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                1999         1998         1997
                                                              ---------    ---------    ---------
Cash flows from operating activities:
  Net income................................................  $  45,745    $  56,375    $  27,116
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Minority interest of common unitholders in Operating
      Partnership...........................................      7,317        9,592        4,818
    Extraordinary items.....................................         --          508           --
    Loss (income) on equity investments.....................        615          328         (274)
    Gain on sale of real estate assets......................    (17,427)     (37,148)      (4,366)
    Depreciation and amortization...........................     35,304       30,163       23,897
    (Increase) decrease in restricted cash..................     (4,722)        (777)         941
    Increase in other assets................................     (3,952)        (504)        (162)
    Increase in accrued interest payable....................        212        1,444        3,581
    (Decrease) increase in accounts payable and accrued
      expenses..............................................     (7,000)       3,823          517
    (Decrease) increase in security deposits and prepaid
      rents.................................................       (338)           4         (121)
                                                              ---------    ---------    ---------
         Net cash provided by operating activities..........     55,754       63,808       55,947
                                                              ---------    ---------    ---------
Cash flows from investing activities:
  Construction of real estate assets and land acquisitions,
    net of payables.........................................   (127,764)    (122,842)     (91,665)
  Purchase of Communities...................................         --     (124,846)     (78,870)
  Proceeds from sale of Communities.........................    110,873       44,245        9,209
  Capitalized interest......................................     (7,888)      (6,142)      (5,873)
  Recurring capital expenditures, net of payables...........     (6,357)      (4,607)      (4,586)
  Non-recurring capital expenditures........................     (5,348)      (4,978)      (4,122)
                                                              ---------    ---------    ---------
         Net cash used in investing activities..............    (36,484)    (219,170)    (175,907)
                                                              ---------    ---------    ---------
Cash flows from financing activities:
  Net (repayments) borrowings on line of credit.............    (75,508)     131,252         (655)
  Net borrowings on unsecured bonds.........................     24,600       54,392      151,192
  Repayments of mortgage debt...............................     (5,136)     (27,391)      (3,852)
  Repayments of tax exempt bonds............................     (1,155)      (1,050)      (1,010)
  Net proceeds from dividend reinvestment and stock purchase
    plans...................................................     15,341       42,913        3,607
  Dividends and distributions to unitholders................    (53,186)     (46,819)     (42,971)
  Issuance of stock.........................................         --           --        6,196
  Exercise of stock options.................................        182          841          851
  (Decrease) increase in advance proceeds from direct stock
    purchase plan...........................................     (9,474)       2,974        6,500
  Net proceeds from the sale of preferred units.............    136,270           --           --
  Repurchase of common stock................................    (47,526)          --           --
  Increase in employee notes receivable.....................     (2,385)      (2,476)          --
                                                              ---------    ---------    ---------
         Net cash provided by (used in) financing
           activities.......................................    (17,977)     154,636      119,858
                                                              ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents........      1,293         (726)        (102)
Cash and cash equivalents, beginning of year................      2,837        3,563        3,665
                                                              ---------    ---------    ---------
Cash and cash equivalents, end of year......................  $   4,130    $   2,837    $   3,563
                                                              =========    =========    =========
Supplemental disclosure of cash flow information -- Cash
  paid for interest, net of capitalized interest............  $  37,070    $  31,106    $  17,321
                                                              =========    =========    =========

See notes to consolidated financial statements.

SUMMIT PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND FORMATION OF THE COMPANY

Summit Properties Inc. (the "Company") was initially organized as a Maryland real estate investment trust on December 1, 1993 under the Maryland Real Estate Investment Trust Act. The Company became a Maryland corporation under the General Corporation Law of Maryland on January 13, 1994. On February 15, 1994, the Company completed an Initial Public Offering ("Initial Offering"). In connection with the Initial Offering, the Company consummated a business combination involving the partnerships (the "Property Partnerships") which owned the 27 communities (together with all communities acquired and developed since the Initial Offering, the "Communities") and the affiliated entities which provided development, construction, management and leasing services to each of the Communities prior to the Initial Offering (collectively, the "Summit Entities"). A portion of the proceeds from the Initial Offering was used to acquire an economic and voting interest in Summit Properties Partnership, L.P. (the "Operating Partnership"), which was formed to succeed to substantially all of the interests of the Property Partnerships in the Communities and the operations of the Summit Entities (the "Formation"). The Company became the sole general partner and the majority owner of the Operating Partnership upon completion of the Initial Offering and, accordingly, reports its investment in the Operating Partnership on a consolidated basis.

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

As a result of the Formation, the partners and owners of the entities comprising the Summit Entities either retained their existing ownership interests, received shares of Common Stock or received common units of limited partnership interest ("Common Units") in the Operating Partnership. Purchase accounting was applied to the acquisition of all non-controlled interests in which cash consideration was paid. The acquisition of all other interests was accounted for as a reorganization of entities under common control and, accordingly, was reflected at historical cost in a manner similar to that in pooling of interests accounting.

All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements of the Company have been adjusted for the minority interest of common unitholders in the Operating Partnership. Minority interest of unitholders in the Operating Partnership is calculated at the balance sheet date based upon the percentage of Common Units outstanding owned by partners other than the Company to the total number of Common Units outstanding. Minority interest of unitholders in Operating Partnership earnings is calculated based on the weighted average Units outstanding during the period. Common Units can be exchanged for cash, or at the option of the Company, for shares of Common Stock on a one-for-one basis. With respect to Common Units issued in conjunction with the initial formation of the Company as a REIT, the redemption of Common Units for shares of Common Stock is recorded at book value. With respect to Common Units issued subsequent to that date, the redemption of Common Units for shares of Common Stock is accounted for as the purchase of a minority interest and, therefore, recorded at the fair market value of the shares of Common Stock issued at the date of the redemption.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REAL ESTATE ASSETS AND DEPRECIATION -- The Company records its real estate assets at cost less accumulated depreciation and adjusts carrying value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". SFAS No. 121 requires that long-lived assets such as real estate assets be reviewed whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. If the sum of the estimated future net cash flows (undiscounted and without interest charges) from an asset to be held and used is less than the book value of the asset, an impairment loss must be recognized in the amount of the difference between book value and fair value. For long-term assets like apartment communities, the determination of whether there is an impairment loss is dependent primarily on the Company's estimates on occupancy, rent and expense increases, which involves numerous assumptions and judgments as to future events over a period of many years. Assets to be disposed of are reported at the lower of carrying value or fair value less costs to sell. At December 31, 1999, the Company did not hold any assets that meet the impairment criteria of SFAS No. 121. At December 31, 1999, the Company had three apartment communities for sale with a net book value of approximately $13.8 million. The Company does not anticipate incurring a loss on the sale of any individual apartment community. The three apartment communities held for sale represented approximately 2.0% of property operating income for the Company for the year ended December 31, 1999.

Expenditures directly related to the acquisition, development and improvement of real estate assets are capitalized at cost as land, buildings and improvements. Improvements are categorized as either recurring capital expenditures or non-recurring capital expenditures. Non-recurring capital expenditures primarily consist of the cost of improvements such as new garages, water submeters and improvements made in conjunction with acquisitions and major renovations. All other improvements are deemed as recurring capital expenditures.

Ordinary repairs and maintenance, including interior painting, are expensed as incurred; major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets (buildings -- 40 years; building improvements -- 5 to 15 years; land improvements -- 15 years; furniture, fixtures and equipment -- 5 to 7 years).

Effective January 1, 1999, the Company implemented prospectively a new accounting policy whereby expenditures for carpet replacement are capitalized and depreciated over their estimated useful lives. Previously, the cost of carpet replacements had been expensed. The Company believes that the newly adopted accounting policy is preferable as it is consistent with the standards and practices utilized by the majority of the Company's peers and provides a better matching of expenses with the related benefit of the expenditure. The change in accounting policy is being treated as a change in accounting principle inseparable from a change in accounting estimate. The effect of this change for the year ended December 31, 1999 was a net increase in net income of $1.4 million, or $0.05 per basic and diluted share, respectively.

Interest costs incurred during the construction period are capitalized and depreciated over the lives of the constructed assets. Interest capitalized was $7.9 million, $6.1 million and $5.9 million for the years ended December 31, 1999, 1998 and 1997, respectively.

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

INCOME TAXES -- The Company has maintained and intends to maintain its election to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company generally will not be subject to federal and state income taxation at the corporate level to the extent it distributes annually at least 95% (90% effective for tax years beginning after December 31, 2000) of its taxable income, as defined in the Code, to its stockholders and satisfies certain other requirements. Accordingly, no provision has been made for federal and state income taxes in the accompanying consolidated financial statements.

Financial Accounting Standard No. 109, "Accounting for Income Taxes" requires a public enterprise to disclose the aggregate difference in the basis of its net assets for financial and tax reporting purposes. The carrying value reported in the Company's consolidated financial statements exceeded the tax basis by approximately $90.6 million as of December 31, 1999 and 1998. The change between December 31, 1999 and 1998 was primarily due to financial depreciation exceeding tax depreciation by approximately $9.2 million offset by the carrying value exceeding the tax basis by $11.5 million for the Company's 1999 Development communities and recurring capital expenditures and the carrying value exceeding the tax value by $2.4 million for the Company's 1999 Disposition communities.

A schedule of per share distributions paid by the Company to be reported by the stockholders is set forth in the following table:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
Ordinary income.............................................  $1.40    $1.34    $1.19
20% Long-term capital gain..................................   0.10       --       --
Unrecaptured Sec. 1250 gain.................................   0.07       --       --
Return of capital...........................................   0.10     0.29     0.40
                                                              -----    -----    -----
          Total Distribution per share......................  $1.67    $1.63    $1.59
                                                              =====    =====    =====

PER SHARE DATA -- Basic earnings per share with respect to the Company for the years ended December 31, 1999, 1998 and 1997 are computed based upon the weighted average number of shares outstanding during the period. The difference between "basic" and "diluted" weighted average shares is the dilutive effect of the Company's stock options outstanding (70,991, 9,384 and 36,421 shares added to weighted shares outstanding in 1999, 1998 and 1997, respectively). Dilution caused by these options had no impact on earnings per share.

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

COMPREHENSIVE INCOME -- Comprehensive income is the same as net income for all periods presented.

NEW ACCOUNTING PRONOUNCEMENTS -- On January 1, 2001, the Company is required to adopt Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently assessing the impact, if any, that the adoption of SFAS 133 will have on the Company's financial statements.

RECLASSIFICATIONS -- Certain reclassifications have been made to the 1998 and 1997 financial statements to conform to the 1999 presentation.

4. REAL ESTATE JOINT VENTURES

The Company obtained a 25% interest in a joint venture named Station Hill, LLC, a North Carolina limited liability company ("Station Hill"), the membership of which is comprised of the Company and a wholly owned subsidiary of a major financial services company, in exchange for the contribution of two communities in December 1998. Station Hill also owns, and the Company thereby holds a 25% interest in, five apartment communities that were previously 100% owned by the Company. These five communities were sold by the Company to Hollow Creek, LLC on December 16, 1998 and were concurrently contributed to Station Hill by Hollow Creek, LLC for a 75% joint venture interest (See Acquisitions and Dispositions -- Note 8). The seven communities are Summit Green, Summit Hill I & II, Summit Creek, Summit Hollow I & II and Summit Station. The Company's initial investment in Station Hill was reduced to zero when the Company eliminated the portion of the gain on disposal related to the percentage of joint venture ownership interest retained. Station Hill is accounted for on the equity method of accounting.

The Company owns a 49% interest in each of three joint ventures ("Construction Projects"), each of which is developing an apartment community. All of the Construction Projects are under construction and two are in lease-up. The Construction Projects are accounted for under the equity method of accounting and, therefore, the operating results of the two Construction Communities in lease-up are presented in "Loss (income) on equity investments: Real estate joint ventures" in the consolidated statements of earnings. The construction costs are being funded primarily through separate construction loans to each joint venture from unrelated third parties equal to 100% of the construction costs. During the construction period, in lieu of equity contribution to each of the respective joint ventures, the Company has under certain circumstances, subsequent to demand by the third party lenders, agreed to make contributions which would reduce the respective construction loan by an amount not to exceed 25% of the total construction loan amount. Any such contribution would be deemed to be all or a portion of the equity required to be contributed by the Company to the respective joint venture at the end of the construction and lease up period. The Company has the right to purchase its joint venture partner's interest in each of the joint ventures for a period of six months after each project becomes stabilized. None of the Construction Projects have reached stabilization as of December 31, 1999 and the Company has not made a determination about whether it will exercise any of its options. If the Company does not exercise an option with respect to a joint venture, it will be required to make a capital contribution of 25% of that joint venture's total construction loan amount.

The following is a condensed balance sheet and income statement for Station Hill as of and for the year ended December 31, 1999 (in thousands). The balance sheet and income statement set forth below reflects the financial position and operations of Station Hill in its entirety, not only the Company's respective interest therein. The balance sheet and income statement information for the Construction Projects is not material.

                                                               BALANCE SHEET
                                                              ----------------
Cash and cash equivalents...................................      $ 1,764
Real estate assets, net, other than construction in
  progress..................................................       89,214
Other assets................................................          399
                                                                  -------
          Total assets......................................      $91,377
                                                                  =======
Mortgages payable...........................................      $69,460
Other liabilities...........................................          784
Partners' capital...........................................       21,133
                                                                  -------
          Total liabilities and partners' capital...........      $91,377
                                                                  =======

                                                              INCOME STATEMENT
                                                              ----------------
Revenues....................................................      $11,919
Expenses
  Property Operating........................................        4,323
  Depreciation and amortization.............................        3,031
  Interest..................................................        4,677
                                                                  -------
          Total expenses....................................       12,031
                                                                  -------
Net loss....................................................      $  (112)
                                                                  =======

5. PROPERTY MANAGEMENT AND RELATED PARTY TRANSACTIONS

In conjunction with the Formation, construction, management and leasing activities for third parties were transferred to the Management Company.

The Management Company also provides property management services to the Company's Communities. Total fees for management services provided to the Company's Communities were $5.0 million, $3.9 million and $3.1 million for the years ended December 31, 1999, 1998 and 1997, respectively.

In addition, the Management Company provides management services to apartment communities in which executive officers and certain directors of the Company are general partners. The Management Company received management fees of approximately $239,000, $233,000 and $214,000 for the performance of such services for the years ended December 31, 1999, 1998 and 1997, respectively.

Construction Company revenue consists of fees on contracts with the Company. Revenue from construction contracts with the Company was $1.8 million, $1.1 million and $1.1 million for the years ended December 31, 1999, 1998 and 1997, respectively. The Construction Company's profits on these contracts are eliminated in consolidation against the Company's investment in real estate. The Company had $13.3 million and $5.7 million payable to the Construction Company as of December 31, 1999 and 1998, respectively. This amount is included in "Accounts payable and accrued expenses" in the accompanying consolidated balance sheets. Also included in the accompanying consolidated balance sheets under the caption "Other assets" is a receivable from the Construction Company of $3.3 million as a result of construction advances.

The Company's investment in the Management Company as of December 31, 1999 and 1998, reported on the equity method, includes the amounts shown below. The Company's investment in the Management Company is not considered material to the consolidated financial statements of the Company taken as a whole (in thousands):

                                                               1999       1998
                                                              -------    -------
Equity investment...........................................  $  (900)   $   111
Note receivable.............................................    2,500      2,500
Deferred gain on sale of third party contract rights........   (1,031)    (1,281)
                                                              -------    -------
                                                              $   569    $ 1,330
                                                              =======    =======

The consolidated statement of earnings of the Management Company and its wholly owned subsidiary, the Construction Company, are summarized below (in thousands):

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1999      1998      1997
                                                              ------    ------    ------
Revenue.....................................................  $8,853    $6,396    $6,102
Expenses:
  Operating.................................................   8,699     5,893     5,039
  Depreciation..............................................     284       244       185
  Amortization..............................................     289       286       304
  Interest..................................................     300       300       300
                                                              ------    ------    ------
  Total expenses............................................   9,572     6,723     5,828
                                                              ------    ------    ------
Net income (loss) of Summit Management Company..............  $ (719)   $ (327)   $  274
                                                              ======    ======    ======

6. NOTES PAYABLE

Notes payable consist of the following (in thousands):

                                                            INTEREST      PRINCIPAL OUTSTANDING
                                                           RATE AS OF          DECEMBER 31,
                                                          DECEMBER 31,    ----------------------
                                                              1999          1999         1998
                                                          ------------    ---------    ---------
FIXED RATE DEBT
  Secured Debt:
     Mortgage Loan......................................     6.24%        $143,740     $146,740
     Mortgage Loan......................................     8.00%           8,375        8,470
     Mortgage Notes.....................................  6.75%-9.80%      111,081      115,443
     Tax-exempt Mortgage Note...........................     6.95%           4,048        9,148
                                                                          --------     --------
          Total Secured Fixed Rate Debt.................                   267,244      279,801
  Unsecured Debt:
     6.71% Medium Term Notes due 2000...................     6.71%          25,000       25,000
     6.75% Medium Term Notes due 2001...................     6.75%          30,000       30,000
     7.59% Medium Term Notes due 2009...................     7.59%          25,000           --
     6.80% Notes due 2002...............................     6.80%          25,000       25,000
     6.63% Notes due 2003...............................     6.63%          30,000       30,000
     6.95% Notes due 2004...............................     6.95%          50,000       50,000
     7.20% Notes due 2007...............................     7.20%          50,000       50,000
     Bank Note due 2000.................................     7.61%          15,000       15,000
     Bank Note due 2002.................................     7.85%          16,000       16,000
                                                                          --------     --------
     Total Unsecured Fixed Rate Debt....................                   266,000      241,000
                                                                          --------     --------
     Total Fixed Rate Debt..............................                   533,244      520,801
                                                                          --------     --------
VARIABLE RATE DEBT
  Unsecured Credit Facility.............................   LIBOR +90        78,000      153,500
  Tax Exempt Bonds......................................     6.90%          38,388       51,802
                                                                          --------     --------
          Total Variable Rate Debt......................                   116,388      205,302
                                                                          --------     --------
  Total Outstanding Indebtedness........................                  $649,632     $726,103
                                                                          ========     ========

The one-month London Interbank Offered Rate (LIBOR) at December 31, 1999 was 5.82%.

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

The 8.00% Mortgage Loan requires monthly principal and interest payments on a 30-year amortization schedule with a balloon payment due at maturity in September 2005.

MORTGAGE NOTES -- The Mortgage Notes bear interest at fixed rates ranging from 6.75% to 9.80% and require monthly interest and principal payments over the life of the notes which range from the year 2002 to 2029. The weighted average interest rate and debt maturity at December 31, 1999 for these nine Mortgage Notes were 7.19% and 7.0 years, respectively.

TAX EXEMPT MORTGAGE NOTE -- The Tax Exempt Mortgage Note bears interest at a fixed rate of 6.95% and requires monthly interest and principal payments over the life of the note which matures November 2025.

MEDIUM-TERM NOTES -- On May 29, 1998, the Company established a program for the sale by the Operating Partnership of up to $95 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance (the "MTN Program"). The Operating Partnership issued Medium-Term Notes with an aggregate principal amount of $80 million in connection with the MTN Program as follows: (i) on July 28, 1998, the Company sold $30 million of notes which are due on July 30, 2001 and bear interest at 6.75% per year; (ii) on October 5, 1998, the Operating Partnership sold $25 million of notes which are due on October 5, 2000 and bear interest at 6.71% per year; and (iii) on March 18, 1999, the Operating Partnership sold $25 million of notes which are due on March 16, 2009 and bear interest at 7.59% per year. In July 1999, the Company and the Operating Partnership filed a shelf registration statement with the Securities Exchange Commission, pursuant to which the Operating Partnership may issue debt securities with an aggregate public offering price of up to $250 million. The Company intends to establish a new, similar program for the sale of Medium-Term Notes by the Operating Partnership under such registration statement, pursuant to which the Operating Partnership may issue Medium-Term Notes from time to time in the future subject to certain market conditions and other factors.

UNSECURED NOTES -- The unsecured notes consist of $25.0 million of notes due 2002, $30.0 million of notes due 2003, $50.0 million of notes due 2004 and $50.0 million of notes due 2007 (collectively, the "Unsecured Notes"). The Unsecured Notes require semi-annual interest payments until the end of the respective terms.

UNSECURED BANK NOTES -- The unsecured bank notes consist of a $16.0 million note due 2002 and a $15.0 million note due 2000 (collectively, the "Unsecured Bank Notes"). The Unsecured Bank notes require quarterly interest only payments until the end of the respective terms.

UNSECURED CREDIT FACILITY -- In March 1998, the Company obtained a new syndicated unsecured line of credit (the "Unsecured Credit Facility") in the amount of $175 million which replaced the existing $150 million credit facility. The Unsecured Credit Facility was increased in December 1998 to $200 million. The Unsecured Credit Facility provides funds for new development, acquisitions and general working capital purposes. The Unsecured Credit Facility has a three year term with two one-year extension options and bears interest at LIBOR + 90 basis points based upon the Company's current credit rating of BBB- by Standard & Poor's Rating Services and Baa3 by Moody's Investors Service. The interest rate will be reduced in the event of an upgrade of the Company's unsecured credit rating. The Unsecured Credit Facility is repayable monthly on an interest only basis with principal due at maturity. The Company's credit facility had an average interest rate and average balance outstanding during the years ended December 31, 1999, 1998 and 1997 of 6.06%, 6.67%, 6.73% and $99.2 million, $98.0 million and $53.9 million, respectively. In addition, the maximum outstanding during 1999, 1998 and 1997 was $176.0 million, $175.0 million and $121.9 million, respectively.

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

The Unsecured Credit Facility requires the Company to comply with certain affirmative and negative covenants including the following requirements: (i) the Company maintain its qualification as a REIT; (ii) the Company maintain a ratio of EBITDA (as defined therein) to fixed charges (as defined therein) of not less that 1.75 to 1; (iii) dividends not exceed 90% of funds from operations (as defined therein); (iv) the Company maintain a ratio of total funded debt (as defined therein) to implied capitalization value (as defined therein) of less than .55 to 1; and (v) the Company maintain a ratio of unencumbered asset value (as defined therein) to unsecured debt of less than 1.75 to 1. In addition, the Unsecured Notes and the Unsecured Bank Notes require the Company to comply with certain affirmative and negative covenants including the following requirements:
(i) the ratio of unencumbered assets (as defined therein) to unsecured debt equal or exceed 150%; (ii) the ratio of debt to assets (as defined therein) not exceed 60%; and (iii) secured debt not exceed 40% of assets (as defined therein). The Company was in compliance with these covenants at December 31, 1999.

VARIABLE RATE TAX EXEMPT BONDS -- The average effective interest rate of the Variable Rate Tax Exempt Bonds was 4.85% for the year ended December 31, 1999. These bonds bear interest at various rates set by a remarketing agent at the demand note index plus 0.50%, set weekly, or the lowest percentage of prime which allows the resale at a price of par. The bonds contain covenants which require that the Company lease or hold for lease 20% (or 25% under certain state or local requirements) of the apartment homes for moderate-income residents. The bonds require maintenance of letters of credit or surety bonds (credit enhancements) aggregating to $39.5 million at December 31, 1999. The credit enhancements on three of the four tax exempt bonds ($30.1 million of debt and $31 million of letters of credit) provide for a principal amortization schedule which approximates a 25-year term during the term of the credit enhancement.

Real estate assets with a net book value of $410.3 million serve as collateral for the various debt agreements.

The aggregate maturities of all debt for each of the years ending December 31 are as follows (in thousands):

                                    FIXED RATE   FIXED RATE   FIXED RATE   TAX EXEMPT   UNSECURED
                                     MORTGAGE     MORTGAGE    UNSECURED     VARIABLE     CREDIT
                                      LOANS        NOTES        NOTES      RATE BONDS   FACILITY     TOTAL
                                    ----------   ----------   ----------   ----------   ---------   --------
2000..............................   $  3,293     $  2,044     $ 40,000     $ 1,160      $    --    $ 46,497
2001..............................      3,340        2,198       30,000       1,160       78,000     114,698
2002..............................      3,531       10,395       41,000       1,260           --      56,186
2003..............................      3,779        2,385       30,000       1,260           --      37,424
2004..............................      4,043        2,554       50,000       1,260           --      57,857
Thereafter........................    134,129       95,553       75,000      32,288           --     336,970
                                     --------     --------     --------     -------      -------    --------
                                     $152,115     $115,129     $266,000     $38,388      $78,000    $649,632
                                     ========     ========     ========     =======      =======    ========

EXTRAORDINARY ITEMS -- The extraordinary items in the year ended December 31, 1998 resulted from the write-off of deferred financing cost in connection with the replacement by the Company of its prior credit facility with the Unsecured Credit Facility and prepayment penalties on six mortgage notes which were repaid during the period. The extraordinary items are net of $86,000 which was allocated to the minority interest of the unitholders in the Operating Partnership, calculated on the weighted average number of Units outstanding in 1998.

7. MINORITY INTEREST

Minority interest of common unitholders consists of the following at December 31, 1999 and 1998 (in thousands):

                                                               1999       1998
                                                              -------    -------
Minority interest of common unitholders in Operating
  Partnership...............................................  $55,065    $57,587
Minority interest in one operating community................     (367)      (403)
                                                              -------    -------
                                                              $54,698    $57,184
                                                              =======    =======

As of December 31, 1999, there were 30,811,188 Common Units outstanding of the Operating Partnership, of which 26,374,446 or 85.6% were owned by the Company and 4,436,742 or 14.4% were owned by other partners (including certain officers and directors of the Company).

Proceeds from Common Stock issued by the Company are contributed to the Operating Partnership for an equivalent number of Units. Total Common Stock issued by the Company and contributed to the Operating Partnership for an equivalent number of Common Units was 945,000 and 4.8 million shares valued at $16.4 million ($17.35 per share average) and $89.7 million ($18.52 per share average) for the years ended December 31, 1999 and 1998, respectively. No individual transaction significantly changed the Company's ownership percentage in the Operating Partnership. The Company's ownership percentage in the Operating Partnership was 85.6%, 86.2% and 85.3% as of December 31, 1999, 1998 and 1997, respectively.

In addition to the amounts set forth in the preceding paragraph, the Company issued shares of Common Stock in exchange for Common Units owned by other partners on a one-for-one basis during 1998. An aggregate of 28,993 shares were issued for Common Units during 1998. The shares exchanged were valued based upon the Company's market price per share and had an aggregate value of $555,000 in 1998. There were no Common Units exchanged for shares during 1999.

Common Units issued for the purchase of apartment communities were valued based upon the Company's market price per share of Common Stock as the Common Units can be exchanged for shares on a one-for-one basis. In addition, of the 438,103 Common Units issued for the 1997 purchase of apartment communities, 243,608 Common Units were issued to the Company in exchange for 243,608 shares of Common Stock to the sellers of the apartment communities. Of the 2,253,165 Common Units issued for the 1998 purchase of apartment Communities, 2,074,615 were issued to the Company in exchange for 2,074,615 shares of common stock to the sellers of the apartment communities.

8. ACQUISITIONS AND DISPOSITIONS

During the year ended December 31, 1999, the Company sold seven communities comprising 1,518 apartment homes for approximately $76.0 million, resulting in a gain on sale of approximately $17.4 million. Net proceeds of $54.4 million, were placed in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations. The communities sold were Summit Hampton, Summit Oak, Summit Beacon Ridge, Summit Perico, Summit McIntosh, Summit Heron's Run and Summit East Ridge (referred to herein using former community names). In the event that the proceeds from these property sales are not fully invested in qualified like-kind property during the required time period, a special distribution may be made or company level tax may be incurred.

During the year ended December 31, 1999 the Company acquired no communities.

The Company completed the acquisition of three communities located in Atlanta, Georgia in 1998: Summit St. Clair, purchased effective March 1, 1998, Summit Club at Dunwoody, purchased effective May 22, 1998, and Summit Lenox, purchased effective July 8, 1998 (the "Atlanta Acquisitions"). The Atlanta Acquisitions added a total of 1,093 apartment homes to the Company's portfolio at an aggregate purchase price of $88.3 million. The Atlanta Acquisitions were financed with the issuance of 259,871 Common Units (valued at $5.2 million) and the assumption of $8.8 million of mortgage debt. The balance of the purchase price was paid in cash.

In individual property transactions, the Company sold three communities for $48.9 million (formerly known as Summit Providence on May 8, 1998, Summit Springs on October 23, 1998 and Summit Old Town on November 2, 1998). The total gain on sale recognized for these three disposition transactions was $17 million.

On December 16, 1998, the Company (i) sold five communities (the "Sold Communities") to Hollow Creek, LLC., a newly-formed North Carolina limited liability company for approximately $68 million and (ii) contributed two communities with an approximate value of $22 million (together with the Sold Communities, the "Joint Venture Communities") to Station Hill, LLC., a newly-formed North Carolina limited liability company ("Station Hill"). On the same date, Hollow Creek, LLC contributed the Sold Communities to Station Hill. Station Hill is a joint venture limited liability company, the membership of which is comprised of the Company and a wholly owned subsidiary of a major financial services company (the "Joint Venture Member"). The disposition was effected pursuant to a Real Estate Sale Agreement dated November 20, 1998 between the Operating Partnership and the Joint Venture Member and pursuant to the Operating Agreement of Station Hill, also dated November 20, 1998. The Company's net contribution to the LLC (approximately $5.6 million) represents a 25 percent equity interest in Station Hill. In addition, the Company is the managing member of Station Hill and will also retain management of the Joint Venture Communities through a management agreement with Station Hill. The cash flow of Station Hill will be distributed pro rata to each member based on its equity contribution until certain economic benchmarks are achieved, at which point the Company will receive an escalated portion of the cash flow and residual interest. Station Hill has obtained five separate mortgages totaling $70.15 million from Fannie Mae. These mortgages have a ten-year maturity and a 6.70% interest rate. The proceeds of the mortgages were distributed on a pro rata basis to Station Hill's two members. The Joint Venture Communities involved in the transaction were Summit Green, Summit Hollow I and II and Summit Creek in Charlotte, North Carolina; Summit Hill I and II in Raleigh, North Carolina, and Summit Station in Tampa, Florida. The Joint Venture Communities include 1,433 apartment homes. The Company recognized a gain of approximately $20.2 million on the disposition. The gain is net of $5.6 million elimination of gain relative to the Company's retained portion of the joint venture. The elimination of the gain reduced the Company's investment in the joint venture to zero at the initial joint venture formation.

Proceeds from the sale of Summit Springs, Summit Old Town and the Sold Communities were put in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations. These proceeds will be used to fund future developments.

On November 4, 1998, the Company acquired a portfolio of multifamily properties in Texas (the "Ewing Portfolio") through a merger with Ewing Industries, a private developer of luxury apartment homes. The Ewing Portfolio consists of 2,465 apartment homes in seven communities located in Dallas, Austin and San Antonio. The acquisition of the Ewing Portfolio was effected pursuant to an Agreement and Plan of Reorganization dated as of October 31, 1998 (the "Merger Agreement") among the Company, affiliates of the Company including the Operating Partnership, Ewing Industries, Inc., an Ohio corporation ("Ewing Industries"), affiliates of Ewing, and their respective partners, shareholders and members (together with Ewing Industries, "Ewing"). Pursuant to the Merger Agreement, the acquisition was funded through (i) the issuance to Ewing of 1,008,988 shares of Common Stock of the Company and 141,921 Units, valued at $20.7 million in the aggregate, (ii) the assumption of $84.0 million in long-term fixed-rate mortgage indebtedness, (iii) the payment of $50.6 million in cash and (iv) receipt of $3.8 million of credit for customary prorations and reserves. A portion of the consideration was deferred until stabilization of one community (Summit Las Palmas) which was in lease-up at the time of the acquisition of the Ewing Portfolio. The Summit Las Palmas purchase closed on December 31, 1998 with the additional consideration of (i) 1,027,771 shares of Common Stock and 36,124 Common Units valued at $29.2 million in the aggregate and (ii) cash in the amount of approximately $600,000.

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

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                1998           1997
                                                              ---------      ---------
Net revenues................................................  $166,308       $140,570
                                                              ========       ========
Income before extraordinary items...........................  $ 53,457       $ 22,893
                                                              ========       ========
Net income..................................................  $ 52,949       $ 22,893
                                                              ========       ========
Earnings per share:
  Income before extraordinary items.........................  $   2.11       $   0.97
                                                              ========       ========
  Net income................................................  $   2.09       $   0.97
                                                              ========       ========

During the year ended December 31, 1997, the Company completed the acquisition of five communities: Summit Portofino, purchased on January 6, 1997: Summit Mayfaire, purchased on January 15, 1997: Summit Sand Lake purchased on February 20, 1997: Summit Windsor II, purchased on July 18, 1997: and Summit Fair Oaks, purchased on December 31, 1997 (the "1997 Acquisitions"). The 1997 Acquisitions added a total of 1,434 apartment homes to the Company's portfolio. The total purchase price for the 1997 Acquisitions was $104.5 million which consisted of $15.2 million in assumed debt, 243,608 shares of Common Stock (valued at $4.9 million) issued to the seller, 194,495 Common Units (valued at $3.9 million) issued to the seller and $78.9 million of cash. Concurrently with the purchase of Summit Portofino, the Company sold 315,029 shares of Common Stock to the public for cash to fund part of the purchase. The Summit Windsor II purchase was partially funded by the proceeds from the sale of a property formerly known as Summit Charleston in May, 1997. The property formerly known as Summit Charleston was sold for $9.5 million and a gain on the sale of approximately $4.4 million was recognized.

9. NOTES RECEIVABLE FROM EMPLOYEES

On September 8, 1997, the Board of Directors approved a Statement of Company Policy, which has subsequently been amended and restated by the Board from time to time, on loans to executive officers and certain key employees relating to purchases of Common Stock (as amended through December 31, 1999, the "Loan Program"). Pursuant to the Loan Program, the Company may lend amounts to certain of the Company's executive officers and certain of its key employees for one or more of the following purposes: (i) to finance the purchase of Common Stock of the Company on the open market at the then-current market prices; (ii) to finance an executive officer's or key employee's payment of the exercise price of one or more stock options to purchase shares of Common Stock granted to such employees under the Company's 1994 Stock Option and Incentive Plan, as amended and restated (the "1994 Stock Plan"); or (iii) to finance the annual tax liability of certain executive officers related to the vesting of shares of Common Stock which constitute a portion of a restricted stock award granted to such employees under the 1994 Stock Option Plan. Unless otherwise determined on a case-by-case basis by the Board of Directors or the compensation Committee thereof, the maximum aggregate amount the Company may loan to an executive officer is $500,000, and the maximum aggregate amount the Company may loan to a qualified employee other than an executive officer is $200,000. Shares of Common Stock which are the subject of a loan serve as collateral for the notes until the notes have been paid in full. Each note bears interest at the applicable federal rate, as established by the Internal Revenue Service, in effect on the date of the note. The notes are payable through the application to the outstanding loan balance of all dividends and distributions related to the collateral stock, first to interest, with the remainder, if any, to outstanding principal. Each note becomes due and payable in full on the tenth anniversary of the respective note. As of December 31, 1999, the Company had loans receivable in the net amount of $4,861,000.

10. COMMITMENTS AND CONTINGENCIES

The estimated cost to complete eleven development projects currently under construction was approximately $127.8 million at December 31, 1999. Anticipated construction completion dates of the projects range from the first quarter of 2000 to the third quarter of 2001.

The Company rents office space in several locations. Rental expense for the years ended December 31, 1999, 1998 and 1997 amounted to $170,000, $121,000 and $101,000, respectively ($481,000 in 1999, $406,000 in 1998 and $347,000 in 1997
including amounts recorded by the Management Company). Future minimum rental payments for the years 2000 through 2003 for those operating leases (including those of the Management Company) that have initial or remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

YEARS ENDED DECEMBER 31:
------------------------
2000........................................................  $546
2001........................................................   185
2002........................................................   100
2003........................................................    77
                                                              ----
                                                              $908
                                                              ====

The Company has employment agreements (the "Employment Agreements") with all four executive officers. The Employment Agreements for two executive officers provide for the payment of severance benefits in certain circumstances. Generally, these benefits provide for the payment of the executive officer's salary for a period of up to the remaining term of the Employment Agreement. In addition, all four of the executive officers have severance agreements that provide for the payment of severance benefits of up to three times such officer's annual base salary and cash bonus in the event of the termination of the officer's employment under certain circumstances following certain "change in control" or "combination transactions" involving a consolidation or merger. The benefits payable under the terms of the severance agreements are subject to reduction by the amount of any severance benefits payable under applicable Employment Agreements.

The Company is obligated to redeem each Common Unit in the Operating Partnership at the request of the holder thereof for cash equal to the fair market value of one share of Common Stock, except that the Company may elect to acquire each Common Unit presented for redemption for one share of Common Stock.

11. EMPLOYEE BENEFIT PLANS

PROFIT SHARING PLAN

The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code which covers all employees with one year or greater service. The Company's contributions are equal to one-half of each employee's contribution up to a maximum of 3% of each employee's compensation. Aggregate contributions of approximately $306,000, $242,000 and $217,000 were made for the years ended December 31, 1999, 1998 and 1997, respectively.

STOCK OPTION PLAN

In 1994, the Company established the 1994 Stock Option and Incentive Plan (the "Incentive Plan") under which 1,000,000 shares of the Company's Common Stock were reserved for issuance. The plan was amended and restated in 1998 to, among other things, increase the number of shares reserved for issuance thereunder from 1,000,000 to 3,000,000 shares. The plan provides that the option price shall not be less than the fair market value of the shares at the date of grant. The options have ten-year lives and vest in three or five annual installments on the anniversaries of the date of grant, except for shares granted to independent directors of the Company, which vest on the date of grant. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for its stock options.

A summary of changes in common stock options for the three years ended December 31, 1999 is as follows:

                                                                           EXERCISE
                                                                            PRICE
                                                                           WEIGHTED
                                                               OPTIONS     AVERAGE
                                                              ---------    --------
Outstanding at December 31, 1996............................    498,646     $18.60
Year ended December 31, 1997
  Exercised.................................................    (45,900)     18.55
  Forfeited.................................................    (36,350)     17.74
                                                              ---------
     Outstanding at December 31, 1997.......................    416,396      18.86
Year ended December 31, 1998
  Granted to employees and directors........................    191,000      19.19
  Exercised.................................................    (45,000)     19.00
  Forfeited.................................................    (15,000)     19.03
                                                              ---------
     Outstanding at December 31, 1998.......................    547,396      18.80
Year ended December 31, 1999
  Granted to employees and directors........................    841,000      17.12
  Exercised.................................................    (10,625)     17.91
  Forfeited.................................................    (27,500)     16.62
                                                              ---------
     Outstanding at December 31, 1999.......................  1,350,271      17.81
                                                              =========

Exercise prices for options outstanding as of December 31, 1999 ranged from $16.50 to $20.75. The weighted average remaining contractual life of those options is 8.2 years.

As of December 31, 1999, 1998 and 1997 options to purchase 556,979, 369,528 and 359,218 shares, respectively, of Common Stock were exercisable. The weighted average exercise price for the shares exercisable as of December 31, 1999, 1998 and 1997 was $18.33, $18.84 and $18.86, respectively.

The estimated weighted average fair value of options granted was $1.83 per share in 1999 and $2.18 per share in 1998 (none granted in 1997). Had compensation cost for the Company's stock options been determined based on the fair value at the grant dates, consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net income and net income per share for the years ended December 31, 1999 and 1998 would have been as follows (dollars in thousands except per share amounts):

                                                                1999           1998
                                                              ---------      ---------
Net income as reported......................................   $45,745        $56,375
Net income per share -- basic and diluted as reported.......      1.65           2.26
Pro forma net income........................................    44,204         55,958
Pro forma net income per share -- basic.....................      1.60           2.24
Pro forma net income per share -- diluted...................      1.59           2.24

The fair value of options granted in 1999 was estimated on the date of grant using the Binomial option-pricing model with the following weighted-average assumptions: dividend yields ranging from 8.39% to 10.10%, expected volatility of 20%, risk free interest rates ranging from 4.7% to 6.1%, and expected lives of ten years.

The fair value of options granted during 1998 was estimated on the date of grant using the Binomial option-pricing model with the following weighted average assumptions: dividend yield of 9.3%, expected volatility of 20%, risk free interest rate of 6.0%, and expected lives of ten years.

In addition, the Incentive Plan provides for the grant of stock to employees. The Company granted 17,669 shares of restricted stock under the plan in 1999. The market value of the restricted stock totaled $304,000, which was recorded as unamortized restricted stock compensation and is shown as a separate component of stockholders' equity. Unearned compensation is being amortized to expense over the five year vesting period. Restricted stock of 8,372 shares with a market value of $162,000 was granted in the year ended December 31, 1998. Restricted stock of 26,528 shares with a market value of $546,000 was granted in the year ended December 31, 1997. The Company recognized $365,000, $314,000 and $292,000 of expense in the statement of earnings in the years ended December 31, 1999, 1998 and 1997, respectively, relative to the stock grants.

PERFORMANCE STOCK AWARD PLAN

In January 1998, the Company agreed to award key employees of the Company certain amounts of Common Stock under the Company's Performance Stock Award Plan. The amount of Common Stock to be granted to the key employees is based upon the Company's average annual return (share appreciation and distributions) from the date of the award to the third anniversary of the award. The number of shares to be granted under the Performance Stock Award Plan ranges from none (in the event the Company achieves less than a 11% average annual return) to 147,713 (in the event the Company achieves a 15% or greater annual return). The starting Common Stock price for the purposes of calculating appreciation was $21.375 ($19.87 for one key employee) and represents fair market value at the date of award. Since the attainment of the minimum performance target that would result in shares being granted is not considered probable at December 31, 1999, no compensation cost has been recorded.

EMPLOYEE STOCK PURCHASE PLAN

In 1996, the Company established a non-qualified employee stock purchase plan. From 1996 through 1999, the plan allowed Company employees to purchase up to $100,000 (with certain executive officers limited to $25,000) per year of the Company's Common Stock. In December 1999, the plan was amended to decrease the maximum annual purchase amount by a participant from $100,000 to $25,000. The price of the shares of the Common Stock purchased will be the lesser of 85 percent of the closing price of such shares either on (a) the first day of each six month purchase period, or (b) the last day of each six month purchase period.

Total shares issued under the plan in 1999, 1998 and 1997 were 144,513, 65,541 and 62,117 with a market value of $2.7 million, $1.3 million and $1.3 million, respectively. The Company applies APB Opinion 25 and related Interpretations in accounting for its Employee Stock Purchase Plan and, accordingly, no compensation cost is required to be recognized for such plan. An additional 34,455 shares with a market value of $616,000 were issued in January 2000 under the plan.

12. DIVIDEND REINVESTMENT AND DIRECT STOCK PURCHASE PLAN

In November 1997, the Company replaced its existing dividend reinvestment plan with a new dividend reinvestment and direct stock purchase plan ("the Plan"). The Plan provides both new investors and existing shareholders of the Company's stock (including Common Stock and other classes of outstanding stock) with a method to purchase shares of Common Stock under the Stock Purchase Program of the Plan. The Plan also permits shareholders to designate all, a portion or none of the cash dividends on their newly purchased Common Stock and cash dividends on their existing stock for reinvestment in more shares of Common Stock through the Dividend Reinvestment Program of the Plan. With respect to reinvested dividends and optional cash payments, shares of Common Stock will be purchased for the Plan at a discount ranging from 0% to 5% (established by the Company from time to time) from the market price, as more fully described in the Prospectus relating to the Plan. Common Stock will be purchased by the Plan's Agent (First Union National Bank) directly from the Company or in open market or privately negotiated transactions, as determined from time to time by the Company, to fulfill requirements for the Plan. At present, the Company expects that shares usually will be purchased directly from the Company. On December 31, 1998, the Company received $9.5 million under the optional cash component of the plan for shares to be issued January 2, 1999. These proceeds are included in accounts payable and accrued expenses at December 31, 1998. The Company received no amounts on December 31, 1999 related to the optional cash component of the Plan.

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

The Company reports as a single business segment with activities related to the operation, development and acquisition of "Class A" luxury apartments primarily in the southeastern, southwestern, midwestern and mid-atlantic United States. The Company develops apartments solely for its own use and does not perform development activities for third parties.

15. PRIVATE PLACEMENT OF PREFERRED UNITS

On April 29, 1999, the Operating Partnership completed a private placement of
3.4 million of its 8.95% Series B Cumulative Redeemable Perpetual Preferred Units (the "Series B Preferred Units") to two institutional investors at a price of $25.00 per unit. The net proceeds of approximately $83 million were used to repay amounts outstanding under the Company's unsecured credit facility. The Series B Preferred Units may be exchanged by the holders into shares of 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock of the Company ("Series B Preferred Shares") on a one-for-one basis. Holders of the Series B Preferred Units may exercise their exchange right (a) at any time on or after April 29, 2009, (b) at any time if full quarterly distributions are not made for six quarters, or (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the Series B Preferred Units for federal income tax purposes. The Operating Partnership may redeem the Series B Preferred Units at any time on or after April 29, 2004 for cash at a redemption price equal to the redeemed holder's capital account (initially $25.00 per unit), plus all accumulated, accrued and unpaid distributions or dividends. In lieu of cash, the Operating Partnership may elect to deliver Series B Preferred Shares on a one-for-one basis, plus an amount equal to all accumulated, accrued and unpaid distributions or dividends. The Series B Preferred Units have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Company or the Operating Partnership. Distributions on the Series B Preferred Units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.95% per annum of the $25.00 original capital contribution. The Company paid holders of the Series B Preferred Units distributions in the aggregate amount of approximately $5.1 million during 1999.

On September 3, 1999, the Operating Partnership completed a private placement of
2.2 million of its 8.75% Series C Cumulative Redeemable Perpetual Preferred Units (the "Series C Preferred Units") to an institutional investor at a price of $25.00 per unit. The net proceeds of approximately $54 million were used to repay amounts outstanding under the Company's unsecured credit facility. The Series C Preferred Units may be exchanged by the holder into shares of 8.75% Series C Cumulative Redeemable Perpetual Preferred Stock of the Company ("Series C Preferred Shares") on a one-for-one basis. The holder of the Series C Preferred Units may exercise its exchange right (a) at any time on or after September 3, 2009, (b) at any time if full quarterly distributions are not made for six quarters, (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the Series C Preferred Units for federal income tax purposes, or (d) at any time that such institutional investor's holdings in the Operating Partnership exceed 18% of the total profits of or capital interests in the Operating Partnership for a taxable year. The Operating Partnership may redeem the Series C Preferred Units at any time on or after September 3, 2004 for cash at a redemption price equal to the redeemed holder's capital account (initially $25.00 per unit), plus all accumulated, accrued and unpaid distributions or dividends. The Series C Preferred Units have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Company or the Operating Partnership. Distributions on the Series C Preferred Units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.75% per annum of the $25.00 original capital contribution. The Company paid the holder of the Series C Preferred Units distributions in the aggregate amount of approximately $1.5 million during 1999.

16. COMMON STOCK REPURCHASE PROGRAM

On May 11, 1999, the Board of Directors of the Company authorized a common stock repurchase program pursuant to which the Company is authorized to purchase up to an aggregate of $50 million of outstanding Common Stock. All repurchases have been and will be made on the open market at prevailing prices. This authority may be exercised from time to time and in such amounts as market conditions warrant. During the year ended December 31, 1999, the Company repurchased 2,414,300 shares of Common Stock for an aggregate purchase price, including commissions, of approximately $47.5 million and at an average price of $19.67 per share.

17. SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the years ended December 31, 1999, 1998 and 1997 are as follows:

     A. The Company sold seven communities during the year ended December 31, 1999. The respective purchasers of three of the communities assumed the related outstanding debt balances associated with such communities of $19.7 million.

     B. The Company purchased the Atlanta Acquisitions and the Ewing Portfolio by issuing 438,421 Common Units, issuing 2,074,615 shares of Common Stock, assuming mortgage notes, assuming certain liabilities and the payment of cash. The recording of the purchases is summarized as follows (in thousands):

        Fixed Assets................................................  $267,991
        Restricted Cash.............................................     1,713
        Current liabilities assumed.................................    (6,327)
        Mortgage notes assumed......................................   (92,761)
        Value of Operating Partnership Units issued.................    (8,427)
        Value of Common Stock issued................................   (37,343)
                                                                      --------
        Cash invested...............................................  $124,846
                                                                      ========

     C. In the year ended December 31, 1997, the Company purchased five communities (Summit Mayfaire, Summit Portofino, Summit Sand Lake, Summit Windsor II and Summit Fair Oaks). The Company completed the purchase of the five communities by assuming debt, issuing 194,495 Common Units, issuing 243,608 shares of Common Stock, assuming certain liabilities and current assets, and the payment of cash. The recording of the purchases is summarized as follows (in thousands):

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
                                                                      ========

     D. The Company granted 17,669 (net of 6,828 shares forfeited), 8,372 and 26,528 shares of restricted stock in 1999, 1998 and 1997 valued at $304,000, $162,000 and $546,000, respectively.

     E. The Company accrued a dividend and distribution payable of $13.0 million, $12.7 million and $11.0 million at December 31, 1999, 1998 and 1997, respectively.

18. FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

The following disclosures of estimated fair value were determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on information available to management as of December 31, 1999 and 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively re-valued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

Cash and cash equivalents, rents receivable, accounts payable, accrued expenses, security deposits, other liabilities, tax-exempt bond indebtedness and the credit facility are carried at amounts which reasonably approximate their fair values at December 31, 1999 and 1998 due to either the short-term nature or variable interest rates associated with such balances.

Fixed rate mortgage debt and fixed rate unsecured notes with a carrying value of $533.2 million have an estimated aggregate fair value of approximately $501.3 million at December 31, 1999. Fixed rate mortgage debt and unsecured notes with a carrying value of $520.9 million have an estimated aggregate fair value of approximately $521.0 million at December 31, 1998. Rates currently available to the Company for debt with similar terms and maturities were used to estimate the fair value of this debt.

The fair market value of long-term fixed rate debt is subject to changes in interest rates. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's total fixed rate long-term debt at December 31, 1999 was $501.3 million. Fair values were determined from quoted market prices, where available, and from information received from investment advisors using current interest rates considering credit ratings and remaining terms to maturity.

While the Company has historically had limited involvement with derivative financial instruments, the Company may utilize such instruments in certain situations to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments and prospective financing transactions. The Company does not utilize derivative financial instruments for trading or speculative purposes. On September 16, 1999, the Company entered into an interest rate swap agreement with a notional amount of $30 million, relating to $30 million of notes issued by the Operating Partnership under the MTN Program which carry a fixed interest rate of 6.625% per annum (the "Fixed Rate"). Under the interest rate swap agreement, through the maturity date of such notes of December 15, 2003, (i) the Company has agreed to pay to the counterparty the interest on a $30 million notional amount at a floating interest rate of LIBOR plus 11 basis points (the "Floating Rate"), and (ii) the counterparty has agreed to pay to the Company the interest on the same notional amount at the Fixed Rate. The Floating Rate at December 31, 1999 was 6.23%. Under the interest rate swap agreement, an increase in LIBOR will increase the amount of interest that the Company will be required to pay, and a decrease in LIBOR will decrease the amount of interest that the Company will be required to pay. The fair value of the interest rate swap was $445,000 at December 31, 1999.

19. GEOGRAPHIC CONCENTRATION

The Company's Communities are concentrated in six major markets as follows:

                                                               NUMBER
                                                                 OF                     1999
                                                              APARTMENT     % OF        % OF
MARKET                                                          HOMES     PORTFOLIO   REVENUES
------                                                        ---------   ---------   --------
Washington D.C..............................................    2,658         15%        16%
Atlanta, GA.................................................    2,302         13%        13%
South Florida...............................................    2,019         11%        13%
Charlotte, NC...............................................    1,980         11%        11%
Raleigh, NC.................................................    1,720         10%         9%
Dallas, TX..................................................    1,359          8%         8%
Other.......................................................    5,635         32%        30%
                                                               ------        ---        ---
                                                               17,673        100%       100%
                                                               ======        ===        ===

20. REAL ESTATE AND ACCUMULATED DEPRECIATION

Real estate and accumulated depreciation by apartment community consisted of the following at December 31, 1999 (dollars in thousands):

                                                                                             GROSS AMOUNT AT WHICH
                                               INITIAL COSTS             COSTS            CARRIED AT CLOSE OF PERIOD
                                         --------------------------   CAPITALIZED   ---------------------------------------
                                                       BUILDINGS      SUBSEQUENT                  BUILDINGS
                            RELATED                       AND             TO                         AND
       APARTMENTS         ENCUMBRANCES     LAND     IMPROVEMENTS(6)   ACQUISITION     LAND     IMPROVEMENTS(6)    TOTAL(1)
       ----------         ------------   --------   ---------------   -----------   --------   ---------------   ----------
Summit Arboretum........     $19,915     $  4,080      $ 24,403        $    166     $  4,080      $ 24,569       $   28,649
Summit Arbors...........                      780         5,066             535          780         5,601            6,381
Summit Aventura.........                    6,367                        25,618        6,368        25,617           31,985
Summit Ballantyne I.....                    2,060                        13,959        2,008        14,011           16,019
Summit Ballantyne II....                    1,268                         9,412        1,339         9,341           10,680
Summit Belcourt.........      9,552         3,600        16,788             102        3,600        16,890           20,490
Summit Belmont..........         (4)          974                        11,287          984        11,277           12,261
Summit Blue Ash.........         (2)        2,033                        12,040        2,169        11,904           14,073
Summit Breckenridge.....                      812                        12,406          812        12,406           13,218
Summit Buena Vista......     25,393         4,670        30,499             321        4,670        30,820           35,490
Summit Camino Real......                    3,640        22,210             127        3,640        22,337           25,977
Summit Club at
  Dunwoody..............                    2,934        24,510              75        2,934        24,585           27,519
Summit Creekside........                      414         3,614             515          414         4,129            4,543
Summit Crossing.........      4,048           768         5,174             376          768         5,550            6,318
Summit Del Ray..........         (2)        3,120                        15,615        5,402        13,333           18,735
Summit Doral............                    3,099                        20,432        3,133        20,398           23,531
Summit Eastchester......                      912         4,699             432          912         5,131            6,043
Summit Fair Lakes I.....                    6,646                        26,388        6,668        26,366           33,034
Summit Fair Lakes II....                    2,875                        12,506        2,894        12,487           15,381
Summit Fair Oaks........                    4,356        17,215             367        4,356        17,582           21,938
Summit Fairview.........                      404                         5,411          537         5,278            5,815
Summit Fairways.........                    2,819                        15,233        2,819        15,233           18,052
Summit Foxcroft.........      2,594           925         3,797             636          925         4,433            5,358
Summit Gateway..........         (4)        1,738                        11,064        2,256        10,546           12,802
Summit Glen.............         (2)        3,652                        13,156        3,693        13,115           16,808
Summit Governor's
  Village...............                    1,622                        15,293        1,640        15,275           16,915
Summit Highland.........         (2)        1,374                         6,438        1,374         6,438            7,812
Summit Lake I...........                    1,712                        18,504        1,712        18,504           20,216
Summit Lake II..........                      770                         9,299          794         9,275           10,069
Summit Las Palmas.......                    4,480        25,504             188        4,480        25,692           30,172
Summit at Lenox.........                   10,800        22,997             231       10,800        23,228           34,028
Summit Lofts............                    1,800         7,337             899        1,800         8,236           10,036
Summit Mayfaire.........                      936         8,897              50          936         8,947            9,883
Summit Meadow...........         (2)        2,313                         8,815        2,539         8,589           11,128
Summit New Albany.......                    2,693                        21,207        2,715        21,185           23,900
Summit Norcroft I.......         (2)        1,072                         8,105        1,226         7,951            9,177
Summit Norcroft II......         (2)          381                         2,678          409         2,650            3,059
Summit On the River.....         (2)        3,212                        21,135        3,212        21,135           24,347
Summit Palm Lake........         (2)        4,949                        17,081        5,084        16,946           22,030
Summit Park.............                    1,680                        11,448        1,921        11,207           13,128


                                                                    DEPRECIABLE
                          ACCUMULATED      DATE OF         DATE        LIVES
       APARTMENTS         DEPRECIATION   CONSTRUCTION    ACQUIRED      YEARS
       ----------         ------------   ------------    --------   -----------
Summit Arboretum........   $    (949)           1996(5)   11/98     5-40 years
Summit Arbors...........      (1,049)           1986(5)    5/95     5-40 years
Summit Aventura.........      (3,490)     6/94-12/95      12/93     5-40 years
Summit Ballantyne I.....        (818)     7/96-12/97      12/95     5-40 years
Summit Ballantyne II....        (545)     8/97-12/98      12/95     5-40 years
Summit Belcourt.........        (623)           1994(5)   11/98     5-40 years
Summit Belmont..........      (4,620)      1/86-5/87       1/86     5-40 years
Summit Blue Ash.........      (3,161)      1/92-5/92       1/91     5-40 years
Summit Breckenridge.....      (5,123)      7/85-5/87       6/85     5-40 years
Summit Buena Vista......      (1,132)           1996(5)   11/98     5-40 years
Summit Camino Real......        (818)           1998(5)   11/98     5-40 years
Summit Club at
  Dunwoody..............      (1,207)           1997(5)    5/98     5-40 years
Summit Creekside........        (829)           1981(5)    5/95     5-40 years
Summit Crossing.........      (1,091)           1985(5)    5/95     5-40 years
Summit Del Ray..........      (3,567)      1/92-2/93       1/92     5-40 years
Summit Doral............        (449)    12/97-11/99      12/96     5-40 years
Summit Eastchester......      (1,130)           1981(5)    5/95     5-40 years
Summit Fair Lakes I.....        (915)     6/97-12/98      12/96     5-40 years
Summit Fair Lakes II....        (179)      7/98-8/99      12/96     5-40 years
Summit Fair Oaks........      (1,360)           1990(5)   12/97     5-40 years
Summit Fairview.........      (2,466)      3/82-3/83       3/82     5-40 years
Summit Fairways.........      (1,712)     9/95-12/96       8/95     5-40 years
Summit Foxcroft.........        (949)           1979(5)    5/95     5-40 years
Summit Gateway..........      (3,996)      1/86-1/87      12/85     5-40 years
Summit Glen.............      (3,398)      5/90-8/92       4/90     5-40 years
Summit Governor's
  Village...............        (608)     8/97-12/98       7/97     5-40 years
Summit Highland.........      (2,830)      3/86-1/87      11/85     5-40 years
Summit Lake I...........      (1,170)      9/96-5/98       4/96     5-40 years
Summit Lake II..........        (192)      5/98-1/99       4/96     5-40 years
Summit Las Palmas.......        (814)           1998(5)   12/98     5-40 years
Summit at Lenox.........      (1,329)           1965(5)    7/98     5-40 years
Summit Lofts............      (2,158)           1990(5)   10/94     5-40 years
Summit Mayfaire.........        (882)           1995(5)    1/97     5-40 years
Summit Meadow...........      (2,835)      8/89-8/90       2/89     5-40 years
Summit New Albany.......        (820)     5/97-12/98      11/96     5-40 years
Summit Norcroft I.......      (1,820)      2/90-3/91      12/89     5-40 years
Summit Norcroft II......        (607)     3/97-11/97       8/96     5-40 years
Summit On the River.....      (2,090)      8/95-6/97      10/94     5-40 years
Summit Palm Lake........      (4,909)      3/90-2/92       1/90     5-40 years
Summit Park.............      (4,102)      4/88-4/89       1/88     5-40 years

                                                                                             GROSS AMOUNT AT WHICH
                                               INITIAL COSTS             COSTS            CARRIED AT CLOSE OF PERIOD
                                         --------------------------   CAPITALIZED   ---------------------------------------
                                                       BUILDINGS      SUBSEQUENT                  BUILDINGS
                            RELATED                       AND             TO                         AND
       APARTMENTS         ENCUMBRANCES     LAND     IMPROVEMENTS(6)   ACQUISITION     LAND     IMPROVEMENTS(6)    TOTAL(1)
       ----------         ------------   --------   ---------------   -----------   --------   ---------------   ----------
Summit Pike Creek.......         (4)        1,132                        12,930        1,259        12,803           14,062
Summit Plantation I.....                    3,428        18,485             171        3,794        18,290           22,084
Summit Plantation II....                    4,012                        17,206        3,645        17,573           21,218
Summit Portofino........                    3,864        24,504             315        3,864        24,819           28,683
Summit Radbourne........      8,405         1,395        12,607             961        1,395        13,568           14,963
Summit Reston...........                    5,434        26,255             827        5,434        27,082           32,516
Summit River Crossing...                    2,562                        17,024        2,636        16,950           19,586
Summit Russett..........                    3,995                        19,285        3,995        19,285           23,280
Summit Sand Lake........     14,348         4,160        22,979             372        4,160        23,351           27,511
Summit Sedgebrook I.....                    1,696                        14,778        1,730        14,744           16,474
Summit Sedgebrook II....                      696                         6,728          731         6,693            7,424
Summit Sherwood.........      3,244         1,102         4,863             343        1,106         5,202            6,308
Summit Simsbury.........         (3)          650         4,570             550          650         5,120            5,770
Summit Square...........         (2)        2,757                        15,953        3,775        14,935           18,710
Summit St. Clair........         (2)        3,024        24,040             105        3,024        24,145           27,169
Summit Stonefield.......                    3,541                        16,381        3,576        16,346           19,922
Summit Stony Point......         (4)        1,638        13,041             649        1,638        13,690           15,328
Summit Touchstone.......         (3)          766         5,568             385          766         5,953            6,719
Summit Turtle Cove......     16,806         3,480        19,775             173        3,480        19,948           23,428
Summit Turtle Rock......     10,824         2,500        14,074             108        2,500        14,182           16,682
Summit Village..........         (2)        3,212                        14,260        3,653        13,819           17,472
Summit Walk.............                      568           237           5,662          983         5,484            6,467
Summit Waterford........         (2)        1,568                        14,885        1,949        14,504           16,453
Summit Westwood.........                    1,989                        22,532        2,042        22,479           24,521
Summit Windsor..........         (2)          644                         6,946          967         6,623            7,590
Summit Windsor II.......         (2)        3,060        14,497             111        3,060        14,608           17,668
                                         --------      --------        --------     --------      --------       ----------
        Total...........                 $167,613      $428,205        $539,190     $174,615      $960,393       $1,135,008
                                         ========      ========        ========     ========      ========       ==========


                                                                    DEPRECIABLE
                          ACCUMULATED      DATE OF         DATE        LIVES
       APARTMENTS         DEPRECIATION   CONSTRUCTION    ACQUIRED      YEARS
       ----------         ------------   ------------    --------   -----------
Summit Pike Creek.......      (4,483)     11/86-2/88       4/86     5-40 years
Summit Plantation I.....      (1,751)      1/94-7/95       4/96     5-40 years
Summit Plantation II....      (1,682)    10/96-11/97       9/96     5-40 years
Summit Portofino........      (2,376)           1995(5)    1/97     5-40 years
Summit Radbourne........      (2,067)           1991(5)    5/95     5-40 years
Summit Reston...........      (5,939)           1987(5)    4/94     5-40 years
Summit River Crossing...      (2,119)      3/95-9/96      10/94     5-40 years
Summit Russett..........      (1,586)      7/95-9/97      11/94     5-40 years
Summit Sand Lake........      (2,452)           1995(5)    2/97     5-40 years
Summit Sedgebrook I.....      (1,030)     6/96-12/97       1/96     5-40 years
Summit Sedgebrook II....        (139)      7/98-5/99       1/96     5-40 years
Summit Sherwood.........      (1,104)           1968(5)    5/95     5-40 years
Summit Simsbury.........        (983)           1985(5)    5/95     5-40 years
Summit Square...........      (4,581)      3/89-8/90       2/89     5-40 years
Summit St. Clair........      (1,366)           1997(5)    3/98     5-40 years
Summit Stonefield.......      (1,128)      6/96-3/98       3/96     5-40 years
Summit Stony Point......      (3,249)           1986(5)    2/94     5-40 years
Summit Touchstone.......      (1,130)           1986(5)    5/95     5-40 years
Summit Turtle Cove......        (757)           1996(5)   11/98     5-40 years
Summit Turtle Rock......        (559)           1995(5)   11/98     5-40 years
Summit Village..........      (4,360)      9/89-1/91       8/89     5-40 years
Summit Walk.............      (1,252)      4/92-2/93       4/92     5-40 years
Summit Waterford........      (4,654)      1/89-6/90      11/88     5-40 years
Summit Westwood.........        (566)     10/97-5/99       9/97     5-40 years
Summit Windsor..........      (2,897)      8/88-8/89       3/95     5-40 years
Summit Windsor II.......        (851)           1988(5)    7/97     5-40 years
                           ---------
        Total...........   $(127,803)
                           =========

(1) The aggregate cost for federal income tax purposes at December 31, 1999 is $1.0 billion.

(2) Encumbered by fixed rate mortgages of $143.7 million.

(3) Encumbered by fixed rate mortgage of $8.4 million.

(4) Collateral for $39.5 million of letters of credit which serve as collateral for $38.4 million in tax exempt bonds.

(5) Property purchased by Company. Date reflects date construction completed.

(6) Includes furniture, fixtures and equipment.

A summary of activity for real estate assets and accumulated depreciation is as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                 1999         1998        1997
                                                              ----------   ----------   --------
REAL ESTATE ASSETS(1):
  Balance at beginning of year..............................  $1,068,435   $  830,068   $618,102
                                                              ----------   ----------   --------
  Acquisitions..............................................          --      267,991    104,469
  Improvements..............................................      10,565        9,804      9,823
  Developments..............................................     130,433       74,559    104,897
  Disposition of property...................................     (74,425)    (113,987)    (7,223)
                                                              ----------   ----------   --------
                                                                  66,573      238,367    211,966
                                                              ----------   ----------   --------
  Balance at end of year....................................  $1,135,008   $1,068,435   $830,068
                                                              ==========   ==========   ========
ACCUMULATED DEPRECATION(1):
  Balance at beginning of year..............................  $  114,196   $  105,313   $ 85,031
  Depreciation..............................................      33,547       28,733     22,610
  Disposition of property...................................     (19,940)     (19,850)    (2,328)
                                                              ----------   ----------   --------
  Balance at end of year....................................  $  127,803   $  114,196   $105,313
                                                              ==========   ==========   ========

(1) Includes only apartment communities and does not include fixed assets used in property development, construction and management of apartment communities.

21. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the years 1999 and 1998 is as follows (in thousands except per share data):

                                                            YEAR ENDED DECEMBER 31, 1999
                                                      ----------------------------------------
                                                       FIRST     SECOND      THIRD     FOURTH
                                                      -------    -------    -------    -------
Revenues............................................  $43,149    $44,557    $45,010    $44,132
Income before gain on sale of real estate assets,
  minority interest of common unitholders in
  Operating Partnership and dividends to preferred
  unitholders in Operating Partnership..............    8,999     10,200     11,112     12,022
Gain on sale of real estate assets..................       --      6,307      2,487      8,633
Minority interest of common unitholders in Operating
  Partnership.......................................   (1,218)    (2,051)    (1,571)    (2,477)
Dividends to preferred unitholders in Operating
  Partnership.......................................       --     (1,317)    (2,276)    (3,105)
Net income..........................................    7,781     13,139      9,752     15,073
Net income per share -- basic and diluted...........     0.27       0.46       0.35       0.57

                                                            YEAR ENDED DECEMBER 31, 1998
                                                      ----------------------------------------
                                                       FIRST     SECOND      THIRD     FOURTH
                                                      -------    -------    -------    -------
Revenues............................................  $33,239    $34,571    $38,256    $41,503
Income before gain on sale of real estate assets,
  minority interest of common unitholders in
  Operating Partnership and extraordinary items.....    6,892      7,137      7,892      7,406
Gain on sale of real estate assets..................               8,731                28,417
Minority interest of common unitholders in Operating
  Partnership.......................................     (995)    (2,315)    (1,129)    (5,153)
Extraordinary items.................................     (158)                            (350)
Net income..........................................    5,739     13,553      6,763     30,320
Income per share:
  Income before extraordinary items -- basic........     0.25       0.55       0.27       1.19
  Income before extraordinary items -- diluted......     0.24       0.55       0.27       1.19
  Net income -- basic and diluted...................     0.24       0.55       0.27       1.17