Form 10-Q
period 2000-03-31
SUMMIT PROPERTIES INC
filed 2000-05-12
CIK 915773

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 2000
                                      OR
[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to ____________

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

                26,227,355 shares outstanding as of May 8, 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             SUMMIT PROPERTIES INC.
                                     INDEX

                                                                        PAGE
                                                                        ----
PART I    FINANCIAL INFORMATION
Item 1    Financial Statements
          Consolidated Balance Sheets as of March 31, 2000 and
            December 31, 1999 (Unaudited).............................    3
          Consolidated Statements of Earnings for the three months
            ended March 31, 2000 and 1999 (Unaudited).................    4
          Consolidated Statement of Stockholders' Equity for the three
            months ended March 31, 2000 (Unaudited)...................    5
          Consolidated Statements of Cash Flows for the three months
            ended March 31, 2000 and 1999 (Unaudited).................    6
          Notes to Consolidated Financial Statements (Unaudited)......    7
Item 2    Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   13
Item 3    Quantitative and Qualitative Disclosure about Market Risk...   24

PART II   OTHER INFORMATION
Item 2    Changes in Securities.......................................   25
Item 6    Exhibits and Reports on Form 8-K............................   25
          Signatures..................................................   26

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             SUMMIT PROPERTIES INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                                 2000          1999
                                                              ----------   ------------
ASSETS
Real estate assets:
     Land and land improvements.............................  $  180,640    $  174,615
     Buildings and improvements.............................     928,860       893,179
     Furniture, fixtures and equipment......................      71,447        68,437
                                                              ----------    ----------
                                                               1,180,947     1,136,231
     Less: accumulated depreciation.........................    (137,626)     (129,620)
                                                              ----------    ----------
          Operating real estate assets......................   1,043,321     1,006,611
     Construction in progress...............................     132,914       148,587
                                                              ----------    ----------
          Net real estate assets............................   1,176,235     1,155,198
Cash and cash equivalents...................................       3,529         4,130
Restricted cash.............................................      24,695        40,080
Investments in Summit Management Company, real estate joint
  ventures and other investments............................       1,314           583
Deferred financing costs, net...............................       6,372         6,657
Other assets................................................      11,009        10,765
                                                              ----------    ----------
Total assets................................................  $1,223,154    $1,217,413
                                                              ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Notes payable..........................................  $  674,958    $  649,632
     Accounts payable and accrued expenses..................      23,922        25,626
     Dividends and distributions payable....................      13,369        12,984
     Accrued interest payable...............................       4,327         7,018
     Security deposits and prepaid rents....................       3,857         3,850
                                                              ----------    ----------
          Total liabilities.................................     720,433       699,110
                                                              ----------    ----------
Commitments and contingencies
Minority interest of common unitholders in Operating
  Partnership...............................................      51,294        54,698
Minority interest of preferred unitholders in Operating
  Partnership...............................................     136,269       136,270
Stockholders' equity:
     Preferred stock, $.01 par value -- 25,000,000 shares
      authorized, no shares issued and outstanding..........          --            --
     Common stock, $.01 par value -- 100,000,000 shares
      authorized, 26,249,061 and 26,374,446 shares issued
      and outstanding in 2000 and 1999, respectively........         262           264
     Additional paid-in capital.............................     410,857       412,874
     Accumulated deficit....................................     (82,620)      (80,555)
     Employee notes receivable..............................     (11,898)       (4,861)
     Unamortized restricted stock compensation..............      (1,443)         (387)
                                                              ----------    ----------
          Total stockholders' equity........................     315,158       327,335
                                                              ----------    ----------
Total liabilities and stockholders' equity..................  $1,223,154    $1,217,413
                                                              ==========    ==========

See notes to consolidated financial statements.

                             SUMMIT PROPERTIES INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
Revenues:
     Rental.................................................  $    41,242   $    39,813
     Other property income..................................        2,877         2,242
     Interest...............................................        1,074         1,035
     Other income...........................................          149            59
                                                              -----------   -----------
               Total revenues...............................       45,342        43,149
                                                              -----------   -----------
Expenses:
     Property operating and maintenance:
          Personnel.........................................        2,856         3,074
          Advertising and promotion.........................          606           607
          Utilities.........................................        2,111         2,066
          Building repairs and maintenance..................        1,951         1,964
          Real estate taxes and insurance...................        4,741         4,478
          Depreciation......................................        8,900         8,253
          Property supervision..............................        1,302           988
          Other operating expenses..........................          676           819
                                                              -----------   -----------
                                                                   23,143        22,249
     Interest...............................................        9,212        10,497
     General and administrative.............................          940         1,080
     Loss (income) on equity investments:
          Summit Management Company.........................          322           316
          Real estate joint ventures........................          (46)            8
                                                              -----------   -----------
               Total expenses...............................       33,571        34,150
                                                              -----------   -----------
Income before gain on sale of real estate assets, minority
  interest of common unitholders in Operating Partnership
  and dividends to preferred unitholders in Operating
  Partnership...............................................       11,771         8,999
     Gain on sale of real estate assets.....................        2,440            --
                                                              -----------   -----------
Income before minority interest of common unitholders in
  Operating Partnership and dividends to preferred
  unitholders in Operating Partnership......................       14,211         8,999
Minority interest of common unitholders in Operating
  Partnership...............................................       (1,567)       (1,218)
Dividends to preferred unitholders in Operating
  Partnership...............................................       (3,105)           --
                                                              -----------   -----------
Net income..................................................  $     9,539   $     7,781
                                                              ===========   ===========
Per share data:
     Net income -- basic and diluted........................  $      0.36   $      0.27
                                                              ===========   ===========
     Dividends declared on common stock.....................  $      0.44   $      0.42
                                                              ===========   ===========
     Weighted average shares -- basic.......................   26,447,699    28,327,194
                                                              ===========   ===========
     Weighted average shares -- diluted.....................   26,531,721    28,332,772
                                                              ===========   ===========

See notes to consolidated financial statements.

                             SUMMIT PROPERTIES INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                       UNAMORTIZED
                                            ADDITIONAL                  RESTRICTED     EMPLOYEE
                                  COMMON    PAID - IN    ACCUMULATED      STOCK         NOTES
                                  STOCK      CAPITAL       DEFICIT     COMPENSATION   RECEIVABLE    TOTAL
                                 --------   ----------   -----------   ------------   ----------   --------
Balance, December 31, 1999.....  $    264    $412,874     $(80,555)      $   (387)     $ (4,861)   $327,335
  Dividends....................        --          --      (11,604)            --            --     (11,604)
  Proceeds from dividend
     reinvestment and stock
     purchase plans............         1       1,757           --             --            --       1,758
  Repurchase of common stock...        (3)     (6,330)          --             --            --      (6,333)
  Conversion of common units to
     shares....................        --         676           --             --            --         676
  Exercise of stock options....        --         146           --             --            --         146
  Issuance of restricted stock
     grants....................        --       1,142           --         (1,142)           --          --
  Amortization of restricted
     stock grants..............        --          --           --             86            --          86
  Adjustment for minority
     interest of common
     unitholders in Operating
     Partnership...............        --         592           --             --            --         592
  Issuance of employee notes
     receivable................        --          --           --             --        (7,331)     (7,331)
  Repayment of employee notes
     receivable................        --          --           --             --           294         294
  Net income...................        --          --        9,539             --            --       9,539
                                 --------    --------     --------       --------      --------    --------
Balance, March 31, 2000........  $    262    $410,857     $(82,620)      $ (1,443)     $(11,898)   $315,158
                                 ========    ========     ========       ========      ========    ========

See notes to consolidated financial statements.

                             SUMMIT PROPERTIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash flows from operating activities:
     Net income.............................................  $  9,539   $  7,781
     Adjustments to reconcile net income to net cash
      provided by operating activities:
       Minority interest of common unitholders in Operating
        Partnership.........................................     1,567      1,218
       Loss on equity investments...........................       276        324
       Gain on sale of real estate assets...................    (2,440)        --
       Depreciation and amortization........................     9,211      8,720
       (Increase) decrease in restricted cash...............      (982)       625
       Decrease in other assets.............................        26        534
       Decrease in accrued interest payable.................    (2,691)    (1,863)
       Decrease in accounts payable and accrued expenses....    (2,981)    (3,217)
       Increase in security deposits and prepaid rents......         7        279
                                                              --------   --------
          Net cash provided by operating activities.........    11,532     14,401
                                                              --------   --------
Cash flows from investing activities:
     Construction of real estate assets and land
      acquisitions, net of payables.........................   (29,517)   (33,483)
     Proceeds from sale of Communities......................    22,678     22,458
     Capitalized interest...................................    (2,320)    (1,768)
     Recurring capital expenditures.........................      (952)    (1,039)
     Non-recurring capital expenditures, net of payables....      (943)      (891)
                                                              --------   --------
          Net cash used in investing activities.............   (11,054)   (14,723)
                                                              --------   --------
Cash flows from financing activities:
     Net borrowings (repayments) on line of credit..........    27,000     (7,500)
     Net (repayments) borrowings on unsecured bonds.........       (16)    24,749
     Repayments of mortgage debt............................    (1,314)    (1,277)
     Repayments of tax exempt bonds.........................      (360)      (360)
     Net proceeds from dividend reinvestment and stock
      purchase plans and exercise of stock options..........     1,904      9,889
     Dividends and distributions to common unitholders......   (13,164)   (12,911)
     Decrease in advance proceeds from direct stock purchase
      plan..................................................        --     (9,474)
     Repurchase of common stock.............................    (6,333)        --
     Repurchase of common units.............................    (1,759)        --
     Increase in employee notes receivable..................    (7,037)    (2,158)
                                                              --------   --------
          Net cash (used in) provided by financing
           activities.......................................    (1,079)       958
                                                              --------   --------
Net (decrease) increase in cash and cash equivalents........      (601)       636
Cash and cash equivalents, beginning of period..............     4,130      2,837
                                                              --------   --------
Cash and cash equivalents, end of period....................  $  3,529   $  3,473
                                                              ========   ========
Supplemental disclosure of cash flow information - Cash paid
  for interest, net of capitalized interest.................  $ 11,655   $ 12,117
                                                              ========   ========

See notes to consolidated financial statements.

SUMMIT PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the management of Summit Properties Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's December 31, 1999 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

The Company conducts substantially all of its business through Summit Properties Partnership, L.P. (the "Operating Partnership"). The Company is sole general partner and majority owner of the Operating Partnership.

COMPREHENSIVE INCOME -- Comprehensive income is the same as net income for all periods presented.

DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES -- On January 1, 2001, the Company is required to adopt Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for other hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. The Company is currently assessing the impact, if any, that the adoption of SFAS 133 will have on the Company's financial statements.

RECLASSIFICATIONS -- Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

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

The Company owns a 49% interest in each of three joint ventures ("Construction Projects"), each of which is developing an apartment community. The Company's joint venture partner is the same for all three Construction Projects. One of the Construction Projects is under construction and two are complete, but in lease-up. The Construction Projects are accounted for under the equity method of accounting and, therefore, the operating results of the two Construction Communities in lease-up are presented in "Loss (income) on equity investments:
Real estate joint ventures" in the Company's consolidated statements of earnings. The construction costs are being funded through separate loans to each joint venture from unrelated third parties equal to 100% of the construction costs. During the construction period, in lieu of equity contributions to each of the respective joint ventures, the Company has under certain circumstances, subsequent to demand by the third party lenders, agreed to make contributions which would reduce the respective construction loans by an amount not to exceed 25% of the total construction loan amount. Any such contribution would be deemed to be all or a portion of the equity required to be contributed by the Company to the respective joint venture at the end of the construction and lease-

SUMMIT PROPERTIES INC.

--------------------------------------------------------------------------------

up period. The Company has the right to purchase its joint venture partner's interest in each of the joint ventures for a period of six months after the applicable project becomes stabilized. None of the Construction Projects have reached stabilization as of March 31, 2000 and the Company has not made a determination about whether it will exercise any of its options. If the Company does not exercise its option with respect to a joint venture, it will be required to make a capital contribution of 25% of that joint venture's total construction loan amount.

The following is a condensed balance sheet and income statement for Station Hill as of and for the three months ended March 31, 2000 (in thousands). The balance sheet and income statement set forth below reflect the financial position and operations of Station Hill in its entirety, not only the Company's respective interest therein. The balance sheet and income statement information for the Construction Projects is not material.

                                                                BALANCE SHEET
                                                              -----------------
                                                                  MARCH 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
Real estate assets, net.....................................  $88,534   $90,914
Cash and cash equivalents...................................    2,041     2,172
Other assets................................................      365       406
                                                              -------   -------
          Total assets......................................  $90,940   $93,492
                                                              =======   =======
Mortgages payable...........................................  $69,264   $70,028
Other liabilities...........................................      985     1,060
Partners' capital...........................................   20,691    22,404
                                                              -------   -------
          Total liabilities and partners' capital...........  $90,940   $93,492
                                                              =======   =======

                                                               INCOME STATEMENT
                                                              -------------------
                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Revenues....................................................  $ 3,029    $ 2,915
Expenses:
  Property operating........................................    1,058      1,009
  Interest..................................................    1,171      1,174
  Depreciation and amortization.............................      735        744
                                                              -------    -------
          Total expenses....................................    2,964      2,927
                                                              -------    -------
Net income (loss)...........................................  $    65    $   (12)
                                                              =======    =======

3. COMMUNITY DISPOSITION

On March 28, 2000, the Company sold an apartment community located in Hickory, North Carolina, formerly known as Summit Creekside (118 apartment homes) for $5.8 million. The disposition of Summit Creekside resulted in the recognition of a gain on sale of $2.0 million. The net proceeds of $5.8 million were placed into escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations and are expected to be used to fund future development communities.

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

SUMMIT PROPERTIES INC.

--------------------------------------------------------------------------------

$30 million of notes which are due on July 30, 2001 and bear interest at 6.75% per year; (ii) on October 5, 1998, the Operating Partnership sold $25 million of notes which are due on October 5, 2000 and bear interest at 6.71% per year; and
(iii) on March 18, 1999, the Operating Partnership sold $25 million of notes which are due on March 16, 2009 and bear interest at 7.59% per year.

5. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

While the Company has historically had limited involvement with derivative financial instruments, the Company may utilize such instruments in certain situations to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments and prospective financing transactions. The Company does not utilize derivative financial instruments for trading purposes. On September 16, 1999, the Company entered into an interest rate swap agreement with a notional amount of $30 million, relating to $30 million of unsecured notes issued by the Operating Partnership which carry a fixed interest rate of 6.625% per annum (the "Fixed Rate"). Under the interest rate swap agreement, through the maturity date of such notes of December 15, 2003, (i) the Company has agreed to pay to the counterparty the interest that would have been incurred on the $30 million principal amount of the notes at a floating interest rate of LIBOR plus 11 basis points (the "Floating Rate"), and
(ii) the counterparty has agreed to pay to the Company the interest incurred on the same principal amount at the Fixed Rate. The Floating Rate at March 31, 2000 was 6.26%.

6. RESTRICTED STOCK

During the three months ended March 31, 2000 and 1999, the Company granted 63,138 and 14,181 shares, respectively, of restricted stock to employees under the Company's 1994 Stock Option and Incentive Plan. The market value of the restricted stock grants awarded during these three months in 2000 and 1999 totaled approximately $1.1 million and $239,000, respectively, which has been recorded as unamortized restricted stock compensation and is shown as a separate component of stockholders' equity. Unearned compensation related to these restricted stock grants is being amortized to expense over the vesting period which ranges from three to five years.

7. SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the three months ended March 31, 2000 and 1999 are as follows:

     A. The Company accrued dividends and distributions payable in the amounts of $13.4 million and $13.7 million at March 31, 2000 and 1999, respectively.

     B. The Company issued 63,138 and 14,181 shares of restricted stock valued at approximately $1.1 million and $239,000 during the three months ended March 31, 2000 and 1999, respectively.

     C. The Company issued 35,045 shares of Common Stock (as hereinafter defined) for 35,045 Common Units (as hereinafter defined) during the three months ended March 31, 2000. The value of these shares of Common Stock was approximately $676,000.

8. MINORITY INTEREST

Minority interest of common unitholders consists of the following at March 31, 2000 and December 31, 1999 (in thousands):

                                                               2000      1999
                                                              -------   -------
Minority interest of common unitholders in Operating
  Partnership...............................................  $51,721   $55,065
Minority interest in one operating community................     (427)     (367)
                                                              -------   -------
                                                              $51,294   $54,698
                                                              =======   =======

SUMMIT PROPERTIES INC.

--------------------------------------------------------------------------------

As of March 31, 2000, there were 30,556,813 common units of limited partnership interest ("Common Units") outstanding of which 26,249,061, or 85.9%, were owned by the Company and 4,307,752, or 14.1%, were owned by other partners (including certain officers and directors of the Company).

Proceeds from shares of common stock, par value $.01 per share ("Common Stock"), issued by the Company are contributed to the Operating Partnership for an equivalent number of Common Units. Total Common Stock issued by the Company and the proceeds therefrom contributed to the Operating Partnership for an equivalent number of Common Units was 113,000 and 639,000 shares valued at $1.9 million ($16.92 per share average) and $10.9 million ($17.01 per share average) for the three months ended March 31, 2000 and 1999, respectively. No individual transaction significantly changed the Company's ownership percentage in the Operating Partnership. The Company's ownership percentage in the Operating Partnership was 85.9% and 86.5% as of March 31, 2000 and 1999, respectively.

Under certain circumstances, as required by the holders of Common Units, the Company can issue shares of Common Stock in exchange for Common Units owned by other partners on a one-for-one basis or may purchase Common Units for cash. Shares of Common Stock exchanged for Common Units are valued based upon the market price per share of the Company's Common Stock at the date of the exchange. During the three month period ended March 31, 2000, 35,045 Common Units valued at $676,000 were exchanged for shares of Common Stock and 93,945 Common Units were exchanged for cash of approximately $1.8 million. No Common Units were exchanged for Common Stock or cash during the three month period ended March 31, 1999.

9. COMMITMENTS

The estimated cost to complete ten development projects currently under construction was approximately $145.8 million at March 31, 2000. Anticipated construction completion dates of the projects range from the second quarter of 2000 to the first quarter of 2002.

10. EARNINGS PER SHARE

The only difference between "basic" and "diluted" weighted average shares is the dilutive effect of the Company's stock options outstanding (84,022 and 5,578 shares added to weighted shares outstanding for the three months ended March 31, 2000 and 1999, respectively).

11. BUSINESS SEGMENTS

Effective December 31, 1998, the Company adopted Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for the manner in which public enterprises report information about operating segments in financial statements. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect the Company's results of operations or financial position.

The Company reports as a single business segment with activities related to the operation, development and acquisition of "Class A" luxury apartments located primarily in the southeastern, southwestern and mid-atlantic United States. The Company develops apartments solely for its own use and does not perform development activities for third parties.

12. PRIVATE PLACEMENT OF PREFERRED UNITS

On April 29, 1999, the Operating Partnership completed a private placement of
3.4 million of its 8.95% Series B Cumulative Redeemable Perpetual Preferred Units (the "Series B Preferred Units") to two institutional investors at a price of $25.00 per unit. The net proceeds of approximately $83 million were used to repay amounts

SUMMIT PROPERTIES INC.

--------------------------------------------------------------------------------

outstanding under the Company's unsecured credit facility. The Series B Preferred Units may be exchanged by the holders into shares of 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock of the Company ("Series B Preferred Shares") on a one-for-one basis. Holders of the Series B Preferred Units may exercise their exchange right (a) at any time on or after April 29, 2009, (b) at any time if full quarterly distributions are not made for six quarters, or (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the Series B Preferred Units for federal income tax purposes. The Operating Partnership may redeem the Series B Preferred Units at any time on or after April 29, 2004 for cash at a redemption price equal to the redeemed holder's capital account (initially $25.00 per unit), plus all accumulated, accrued and unpaid distributions or dividends. In lieu of cash, the Operating Partnership may elect to deliver Series B Preferred Shares on a one-for-one basis, plus an amount equal to all accumulated, accrued and unpaid distributions or dividends. The Series B Preferred Units have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Company or the Operating Partnership. Distributions on the Series B Preferred Units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.95% per annum of the $25.00 original capital contribution. The Operating Partnership made distributions to the holders of the Series B Preferred Units in the aggregate amount of approximately $5.1 million during 1999 and in the aggregate amount of approximately $1.9 million during the three months ended March 31, 2000.

On September 3, 1999, the Operating Partnership completed a private placement of
2.2 million of its 8.75% Series C Cumulative Redeemable Perpetual Preferred Units (the "Series C Preferred Units") to an institutional investor at a price of $25.00 per unit. The net proceeds of approximately $54 million were used to repay amounts outstanding under the Company's unsecured credit facility. The Series C Preferred Units may be exchanged by the holder into shares of 8.75% Series C Cumulative Redeemable Perpetual Preferred Stock of the Company ("Series C Preferred Shares") on a one-for-one basis. The holder of the Series C Preferred Units may exercise its exchange right (a) at any time on or after September 3, 2009, (b) at any time if full quarterly distributions are not made for six quarters, (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the Series C Preferred Units for federal income tax purposes, or (d) at any time that such institutional investor's holdings in the Operating Partnership exceed 18% of the total profits of or capital interests in the Operating Partnership for a taxable year. The Operating Partnership may redeem the Series C Preferred Units at any time on or after September 3, 2004 for cash at a redemption price equal to the redeemed holder's capital account (initially $25.00 per unit), plus all accumulated, accrued and unpaid distributions or dividends. The Series C Preferred Units have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Company or the Operating Partnership. Distributions on the Series C Preferred Units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.75% per annum of the $25.00 original capital contribution. The Operating Partnership made distributions to the holder of the Series C Preferred Units in the aggregate amount of approximately $1.5 million during 1999 and in the aggregate amount of approximately $1.2 million during the three months ended March 31, 2000.

13. COMMON STOCK REPURCHASE PROGRAM

On May 11, 1999, the Board of Directors of the Company authorized a common stock repurchase program pursuant to which the Company was authorized to purchase up to an aggregate of $50 million of currently issued and outstanding Common Stock of the Company (the "$50 Million Program"). All repurchases have been made on the open market at prevailing prices or in privately negotiated transactions. During the three month period ended March 31, 2000, the Company completed the $50 Million Program by repurchasing 131,900 shares of Common Stock for an aggregate purchase price, including commissions, of approximately $2.5 million, or an average price of $18.88 per share. This brings the total number of shares of Common Stock repurchased under the $50 Million Program to 2.5 million for an aggregate purchase price, including commissions, of approximately $50 million, or an average price $19.63 per share.

SUMMIT PROPERTIES INC.

--------------------------------------------------------------------------------

On March 12, 2000, the Board of Directors of the Company authorized a new common stock repurchase program pursuant to which the Company is authorized to purchase up to an aggregate of $25 million of currently issued and outstanding Common Stock of the Company (the "$25 Million Program"). All repurchases have and will be made on the open market at prevailing prices or in privately negotiated transactions. This authority may be exercised from time to time and in such amounts as market conditions warrant. During the three months ended March 31, 2000, the Company repurchased 198,300 shares of Common Stock under the $25 Million Program for an aggregate purchase price, including commissions, of approximately $3.8 million, or an average price of $19.38 per share.

14. SUBSEQUENT EVENTS

On April 20, 2000, the Company commenced a new program for the sale by the Operating Partnership of up to $250 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance. The new program was established under the Company's and the Operating Partnership's existing shelf registration statement. The Medium-Term Notes may be issued by the Operating Partnership from time to time in the future subject to market conditions and other factors.

During April 2000, the Operating Partnership entered into a Real Estate Purchase Agreement (the "Agreement") with a third-party real estate developer (the "Developer"). Under the terms of the Agreement, the Operating Partnership has agreed to purchase a class A mixed-use community, which will be called Summit Brickell Grand, and will be located in Miami, Florida. The Operating Partnership expects to close on the purchase of Summit Brickell Grand during the second half of 2002. The final purchase price will be determined based on actual construction costs adjusted for interim net income (as defined) at the time of purchase. The purchase price is expected to be approximately $50.5 million. The purchase of Summit Brickell Grand by the Operating Partnership is subject to customary closing conditions. The Operating Partnership has issued a letter of credit ("LOC") in the amount of approximately $13.0 million, which will serve as a credit enhancement to the Developer's construction loan. In the event that any amount under the LOC is drawn upon, the Operating Partnership shall be treated as having issued a loan to the Developer in the amount of such draw. Any such loan will accrue interest at a rate of eighteen percent (18%) per annum.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements relating to the operating performance of fully stabilized Communities, the development, acquisition or disposition of properties, anticipated construction completion and lease-up dates, and estimated development costs. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume" and other similar expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Company to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts ("REITs")), availability of capital, interest rates, uncertainties associated with the Company's development activities, the failure of acquisitions to yield expected results, construction delays due to unavailability of materials, weather conditions or other delays, competition, supply and demand for apartment communities in the Company's current and proposed market areas, changes in generally accepted accounting principles or policies and guidelines applicable to REITs, and those factors discussed in the section entitled "Development Activity -- Certain Factors Affecting the Performance of Development Communities" on page 22 of this Form 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

The following discussion should be read in conjunction with the Consolidated Financial Statements of Summit Properties Inc. and the Notes thereto appearing elsewhere herein.

HISTORICAL RESULTS OF OPERATIONS

The Company's net income is generated primarily from operations of its apartment communities (the "Communities"). The changes in operating results from period to period reflect changes in existing Community performance and increases in the number of apartment homes due to development and acquisition of new Communities or the disposition of Communities. Where appropriate, comparisons are made on a "fully stabilized Communities," "stabilized development Communities", "Communities in lease-up" and "disposition Communities" basis in order to adjust for changes in the number of apartment homes. A Community is deemed to be "stabilized" when it has attained a physical occupancy level of at least 93%. A Community which the Company has acquired is deemed "fully stabilized" when owned by the Company for one year or more as of the beginning of the current year. A Community which the Company has developed is deemed "fully stabilized" when stabilized for the two prior years as of the beginning of the current year. A Community is deemed to be a "stabilized development" when stabilized as of the beginning of the current year but not the entire two prior years. All Communities information presented is before real estate depreciation and amortization expense. Communities' average physical occupancy presented is defined as the number of apartment homes occupied divided by the total number of apartment homes contained in the Communities, expressed as a percentage. Average physical occupancy has been calculated using the average of the occupancy that existed on Sunday during each week of the period. Average monthly rental revenue presented represents the average monthly net rental revenue per occupied apartment home. The Company's methodology for calculating average physical occupancy and average monthly rental revenue may differ from the methodology used by other apartment companies and, accordingly, may not be comparable to such other apartment companies.

Results of Operations for the Three Months Ended March 31, 2000 and 1999

For the three months ended March 31, 2000, income before gain on sale of real estate assets, minority interest of common unitholders in Operating Partnership and dividends to preferred unitholders in Operating Partnership increased $2.8 million to approximately $11.8 million from the three months ended March 31, 1999 primarily due to increased property operating income generated by the Company's portfolio of Communities, as well as decreased interest costs attributable to decreased average indebtedness outstanding.

OPERATING PERFORMANCE OF THE COMPANY'S PORTFOLIO OF COMMUNITIES

The operating performance of the Communities for the three months ended March 31, 2000 and 1999 is summarized below (dollars in thousands):

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                           ----------------------------
                                                            2000      1999     % CHANGE
                                                           -------   -------   --------
Property revenues:
  Fully stabilized communities (1).......................  $28,091   $27,333      2.8%
  Stabilized development communities.....................   13,332     9,966     33.8%
  Communities in lease-up................................    2,492     1,503     65.8%
  Communities sold.......................................      204     3,253    -93.7%
                                                           -------   -------
          Total property revenues........................   44,119    42,055      4.9%
                                                           -------   -------
Property operating and maintenance expense:
  Fully stabilized communities (1).......................    9,024     9,039     -0.2%
  Stabilized development communities.....................    4,130     3,082     34.0%
  Communities in lease-up................................    1,026       584     75.7%
  Communities sold.......................................       63     1,291    -95.1%
                                                           -------   -------
          Total property operating and maintenance
            expense......................................   14,243    13,996      1.8%
                                                           -------   -------
Property operating income................................  $29,876   $28,059      6.5%
                                                           =======   =======
Apartment homes, end of period...........................   17,965    18,283     -1.7%
                                                           =======   =======

---------------

(1) Includes Communities which were fully stabilized during the entire period for each of the comparable periods presented.

A summary of the Company's apartment homes (excluding joint ventures) for the three months ended March 31, 2000 and 1999 is as follows:

                                                               2000     1999
                                                              ------   ------
Apartment homes at January 1................................  17,673   18,003
Developments which began rental operations during the
  period....................................................     410      280
Sale of apartment homes.....................................    (118)      --
                                                              ------   ------
Apartment homes at March 31.................................  17,965   18,283
                                                              ======   ======

OPERATING PERFORMANCE OF THE COMPANY'S FULLY STABILIZED COMMUNITIES

The operating performance of the Communities stabilized prior to January 1, 1998 is summarized below (dollars in thousands except average monthly rental revenue):

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                           ----------------------------
                                                            2000      1999     % CHANGE
                                                           -------   -------   --------
Property revenues:
  Rental.................................................  $26,230   $25,893      1.3%
  Other..................................................    1,861     1,440     29.2%
                                                           -------   -------
          Total property revenues........................   28,091    27,333      2.8%
                                                           -------   -------
Property operating and maintenance expense:
  Personnel..............................................    1,684     1,942    -13.3%
  Advertising and promotion..............................      361       352      2.6%
  Utilities..............................................    1,268     1,213      4.5%
  Building repairs and maintenance.......................    1,319     1,376     -4.1%
  Real estate taxes and insurance........................    3,083     2,933      5.1%
  Property supervision...................................      856       679     26.1%
  Other operating expense................................      453       544    -16.7%
                                                           -------   -------
          Total property operating and maintenance
            expense......................................    9,024     9,039     -0.2%
                                                           -------   -------
Property operating income................................  $19,067   $18,294      4.2%
                                                           =======   =======
Average physical occupancy...............................    93.3%     95.1%     -1.9%
                                                           =======   =======
Average monthly rental revenue...........................  $   859   $   844      1.8%
                                                           =======   =======
Number of apartment homes................................   11,194    11,194
                                                           =======   =======

The increase in property revenue from fully stabilized Communities was primarily the result of increases in average rental rates as well as increased revenue from sources other than rental revenue, such as telephone, cable and water sub-meter revenue, partially offset by a decline in occupancy rates. The higher revenues were primarily generated in the Company's Florida, Charlotte, North Carolina, Washington, D.C. and Richmond, Virginia markets. The decline in occupancy rates was generated primarily by the Company's Wilmington, Delaware, Dallas, Texas and San Antonio, Texas markets. Property supervision costs increased as a result of an increase in the property management fee charged by the Management Company (as defined below) from 2.5% to 3.0%. This is the first increase in the amount charged by the Management Company for its services since the Company's initial public offering in 1994. The increase in property supervision costs was offset by cost savings related primarily to personnel and other operating expenses. As a percentage of total property revenue, total property operating and maintenance expenses decreased for the three-month period from 33.1% in 1999 to 32.1% in 2000.

OPERATING PERFORMANCE OF THE COMPANY'S STABILIZED DEVELOPMENT COMMUNITIES

The Company had fourteen development Communities (Summit Ballantyne, Summit Sedgebrook, Summit Governor's Village, Summit Lake, Summit Norcroft II, Summit Stonefield, Summit Russett, Summit Westwood, Summit Plantation II, Summit New Albany, Summit Fair Lakes, Summit Doral, Summit Las Palmas and Summit Camino
Real) which were stabilized during the entire three months ended March 31, 2000 but were stabilized subsequent to January 1, 1998. The operating performance of these fourteen Communities for the three months ended March 31, 2000 and 1999 is summarized below (dollars in thousands except average monthly rental revenue):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
Property revenues:
  Rental....................................................  $12,477     $9,468
  Other.....................................................      855        498
                                                              -------     ------
Total property revenues.....................................   13,332      9,966
Property operating and maintenance expense..................    4,130      3,082
                                                              -------     ------
Property operating income...................................  $ 9,202     $6,884
                                                              =======     ======
Average physical occupancy..................................    92.6%      75.4%
                                                              =======     ======
Average monthly rental revenue..............................  $   937     $  801
                                                              =======     ======
Number of apartment homes...................................    4,885      4,885
                                                              =======     ======

The unleveraged yield on investment for the stabilized development Communities, defined as property operating income for the three months ended March 31, 2000 on an annualized basis over total development cost, was 10.07%.

OPERATING PERFORMANCE OF THE COMPANY'S COMMUNITIES IN LEASE-UP

The Company had eight Communities in lease-up during the three months ended March 31, 2000. Six of the eight Communities in lease-up are new developments and two of the Communities in lease-up are existing Communities that are undergoing major renovations. A Community in lease-up is defined as one which has commenced rental operations but was not stabilized as of the beginning of the current year. A summary of the six new development Communities in lease-up as of March 31, 2000 is as follows (dollars in thousands):

                                                         TOTAL       ACTUAL/                                  % LEASED
                                           NUMBER OF    ACTUAL/    ANTICIPATED       ACTUAL/       Q1 2000      AS OF
                                           APARTMENT   ESTIMATED   CONSTRUCTION    ANTICIPATED     AVERAGE    MARCH 31,
COMMUNITY                                    HOMES       COST       COMPLETION    STABILIZATION   OCCUPANCY     2000
---------                                  ---------   ---------   ------------   -------------   ---------   ---------
Summit New Albany II -- Columbus, OH.....       127     $ 9,800      Q1 2000         Q3 2000        55.2%       78.7%
Summit Largo -- Largo, MD................       219      18,000      Q1 2000         Q3 2000        88.6%       98.6%
Summit Hunter's Creek -- Orlando, FL.....       270      19,200      Q1 2000         Q4 2000        22.6%       49.6%
Summit Deer Creek -- Atlanta, GA (1).....       292      22,200      Q2 2000         Q1 2001        22.5%       43.8%
Summit Ashburn Farm -- Loudon County, VA
  (1)....................................       162      14,600      Q3 2000         Q1 2001        19.1%       54.3%
Reunion Park by Summit -- Raleigh, NC
  (1)....................................       248      14,300      Q1 2001         Q3 2001         0.0%        6.0%
                                            -------     -------
                                              1,318     $98,100
                                            =======     =======

---------------

(1) The related assets of such communities are included in the Construction in Progress category at March 31, 2000.

In addition to the Communities listed in the table above, Summit Fairview in Charlotte, North Carolina (135 apartment homes) and Summit Lenox in Atlanta, Georgia (433 apartment homes) are existing Communities of the Company which are currently undergoing major renovations. The renovations include upgrades of the interior of the apartment homes (new cabinets, fixtures and other interior upgrades), upgrades to the parking lots and landscaping, as well as exterior painting of buildings. The renovations will require certain apartment homes to be unavailable for rental over the course of the projects. The operations of Summit Fairview and Summit Lenox are included in lease-up Communities results due to the renovation work. The renovation work at Summit Fairview is expected to be completed by the end of the second quarter of 2000 and the renovation work at Summit Lenox is expected to be completed by the end of the third quarter of 2000.

All Communities listed above were in lease-up during the three months ended March 31, 2000. Only Summit Lenox and Summit Fairview had operating activity during the three months ended March 31, 1999. The operating performance of these Communities for the three months ended March 31, 2000 and 1999 is summarized below (dollars in thousands):

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2000        1999
                                                              ------      ------
Property revenues:
  Rental....................................................  $2,343      $1,432
  Other property............................................     149          71
                                                              ------      ------
Total property revenues.....................................   2,492       1,503
Property operating and maintenance expense..................   1,026         584
                                                              ------      ------
Property operating income...................................  $1,466      $  919
                                                              ======      ======
Number of apartment homes...................................   1,886         568
                                                              ======      ======

OPERATING PERFORMANCE OF THE COMPANY'S DISPOSITION COMMUNITIES

During the first quarter of 2000, the Company disposed of the former Summit Creekside community (the "2000 Disposition"). The information in the table below for 1999 consists of the 2000 Disposition as well as the following communities sold during 1999 (referred to herein using former community names): Summit Hampton, Summit Oak, Summit Beacon Ridge, Summit McIntosh, Summit Perico, Summit Heron's Run and Summit Eastridge. The operating performance of these communities is summarized below (dollars in thousands):

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                              2000        1999
                                                              -----      -------
Property revenues:
  Rental....................................................  $193       $3,021
  Other.....................................................    11          232
                                                              ----       ------
Total property revenues.....................................   204        3,253
Property operating and maintenance expense..................    63        1,291
                                                              ----       ------
Property operating income...................................  $141       $1,962
                                                              ====       ======
Number of apartment homes...................................   118        1,636
                                                              ====       ======

OPERATING PERFORMANCE OF SUMMIT MANAGEMENT COMPANY

The operating performance of Summit Management Company (the "Management Company") and its wholly-owned subsidiary, Summit Apartment Builders, Inc. (the "Construction Company"), for the three months ended March 31, 2000 and 1999 is summarized below (in thousands):

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2000        1999
                                                              ------      ------
Revenue:
  Operating revenue.........................................  $2,625      $1,832
  Gain on sale of land......................................     238          --
                                                              ------      ------
          Total revenue.....................................   2,863       1,832
                                                              ------      ------
Expenses:
     Operating..............................................   2,571       1,927
     Depreciation...........................................      86          73
     Amortization...........................................      76          73
     Interest...............................................     452          75
                                                              ------      ------
          Total expenses....................................   3,185       2,148
                                                              ------      ------
Net loss of Summit Management Company.......................  $ (322)     $ (316)
                                                              ======      ======

The increase in operating revenue for the three month period was primarily a result of an increase in the management fee charged to the Company's Communities from 2.5% to 3.0% and higher revenues from construction activity. The increase in the management fee is the first increase since the Company's initial public offering in 1994. The Management Company sold a parcel of land in Raleigh, North Carolina on February 29, 2000 for $5.4 million that resulted in a gain on sale of $238,000. The increase in operating expenses was a result of increased construction activities and increased personnel at the Management Company in order to better support the Company's growth objectives, including improving the operating performance of its stabilized Communities. The increase in interest expense resulted from an inter-company loan which was repaid during the first quarter of 2000.

Property management revenues included $278,000 and $324,000 of property management fees from third parties for the three months ended March 31, 2000 and 1999, respectively. Property management fees from third parties as a percentage of total property management revenues were 15.9% and 22.2% for the three months ended March 31, 2000 and 1999, respectively. The Company expects third party management revenues as a percentage of total property management revenues to continue to decline as revenues from the Company's Communities continue to increase.

All of the Construction Company's revenues are from contracts with the Company.

OTHER INCOME AND EXPENSES

Interest expense, including amortization of deferred financing costs, decreased by approximately $1.3 million for the three months ended March 31, 2000 compared with the same period in 1999. This decrease was primarily the result of a decrease in the Company's average indebtedness outstanding, which decreased by $77.7 million. The decline was partially offset by an increase in the effective interest rate from 6.50% to 6.75% for the three months ended March 31, 2000 as compared to the same period in 1999.

Depreciation expense increased $647,000, or 7.8%, for the three months ended March 31, 2000 compared with the similar period in 1999, primarily due to depreciation on recently developed Communities offset by a reduction in depreciation related to Communities sold.

General and administrative expenses decreased $140,000, or 13.0%, for the three months ended March 31, 2000 as compared to the same period in 1999. This decrease was the result of timing differences related to compensation costs associated with the Company's Employee Stock Purchase Plan. As a percentage of revenues, general and administrative expenses were 2.1% and 2.5% for the three months ended March 31, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

  Liquidity

The Company's net cash provided by operating activities decreased from $14.4 million for the three months ended March 31, 1999 to $11.5 million for the same period in 2000, primarily due to a $1.6 million increase in restricted cash ($982,000 increase for the three months ended March 31, 2000 as compared to a $625,000 decrease for the three months ended March 31, 1999), a $508,000 increase in other assets ($26,000 decrease for the three months ended March 31, 2000 as compared to a $534,000 decrease for the three months ended March 31,
1999) and a $462,000 decrease in interest paid. The increase in restricted cash was due to deposits placed into mortgage reserve escrows as well as interest income earned on all restricted cash accounts during the three months ended March 31, 2000. The decrease in cash paid for interest is due to the decrease in average indebtedness outstanding.

Net cash used in investing activities decreased from $14.7 million for the three months ended March 31, 1999 to $11.1 million for the same period in 2000 due to a decrease in construction activity during 2000. Property sale proceeds in 1999 were placed in escrow in accordance with like-kind exchange income tax rules and regulations. Proceeds from the sale of Communities represent funds expended from these like-kind exchange escrows. In the event the proceeds from these property sales are not fully invested in qualified like-kind property during the required time period, a special distribution may be made or company level tax may be incurred.

Net cash provided by financing activities was $958,000 for the three months ended March 31, 1999. Net cash used in financing activities was $1.1 million for the same period in 2000, primarily due to net borrowings on notes payable of $25.3 million during the three months ended March 31, 2000 as compared to $15.6 million in the same period in 1999, the repurchase during the three months ended March 31, 2000 of Common Stock and Common Units for $6.3 million and $1.8 million, respectively, and the increase of employee notes receivable of $7.0 million in 2000 compared to $2.2 million in 1999.

The ratio of earnings to fixed charges was 1.60 for the three months ended March 31, 2000 as compared to 1.58 for the three months ended March 31, 1999.

The Company has elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856 and 860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute 95% (90% effective for tax years beginning after December 31, 2000) of their ordinary taxable income. As a REIT, the Company generally will not be subject to federal income tax on net income.

The Company's outstanding indebtedness at March 31, 2000 totaled $675.0 million. This amount includes approximately $262.0 million of fixed rate conventional mortgages, $38.0 million of variable rate tax-exempt bonds, $266.0 million of unsecured notes, $4.0 million of tax-exempt fixed rate mortgages, and $105.0 million under the Unsecured Credit Facility (as defined below).

The Company expects to meet its short-term liquidity requirements (i.e., liquidity requirements arising within 12 months), including recurring capital expenditures relating to maintaining its existing properties, generally through its working capital, net cash provided by operating activities and borrowings under its Unsecured Credit Facility (as defined below). The Company considers its cash provided by operating activities to be adequate to meet operating requirements and payments of dividends and distributions. The Company expects to meet its long-term liquidity requirements (i.e., liquidity requirements arising after 12 months), such as scheduled mortgage debt maturities, property acquisitions, financing of construction and development activities and other non-recurring capital improvements, through the issuance of unsecured notes and equity securities, from undistributed cash flow, from proceeds received from the disposition of certain Communities and, in connection with the acquisition of land or improved property, through the issuance of Common Units.

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

  Medium Term Notes

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

On April 20, 2000, the Company commenced a new program for the sale by the Operating Partnership of up to $250 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance. The new program was established under the Company's and the Operating Partnership's existing shelf registration statement. The Medium-Term Notes may be issued by the Operating Partnership from time to time in the future subject to market conditions and other factors.

  Private Placement of Preferred Units

On April 29, 1999, the Operating Partnership completed a private placement of
3.4 million of its 8.95% Series B Cumulative Redeemable Perpetual Preferred Units (the "Series B Preferred Units") to two institutional investors at a price of $25.00 per unit. The net proceeds of approximately $83 million were used to repay amounts outstanding under the Company's Unsecured Credit Facility. The Series B Preferred Units may be exchanged by the holders into shares of 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock of the Company ("Series B Preferred Shares") on a one-for-one basis. Holders of the Series B Preferred Units may exercise their exchange right (a) at any time on or after April 29, 2009, (b) at any time if full quarterly distributions are not made for six quarters, or (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the Series B Preferred Units for federal income tax purposes. The Operating Partnership may redeem the Series B Preferred Units at any time on or after April 29, 2004 for cash at a redemption price equal to the redeemed holder's capital account (initially $25.00 per unit), plus all accumulated, accrued and unpaid distributions or dividends. In lieu of cash, the Operating Partnership may elect to deliver Series B Preferred Shares on a one-for-one basis, plus an amount equal to all accumulated, accrued and unpaid distributions or dividends. The Series B Preferred Units have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Company or the Operating Partnership. Distributions on the Series B Preferred Units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.95% per annum of the $25.00 original capital contribution. The Operating Partnership made distributions to the holders of the Series B Preferred Units in the aggregate amount of approximately $5.1 million during 1999 and in the aggregate amount of approximately $1.9 million during the three months ended March 31, 2000.

On September 3, 1999, the Operating Partnership completed a private placement of
2.2 million of its 8.75% Series C Cumulative Redeemable Perpetual Preferred Units (the "Series C Preferred Units") to an institutional investor at a price of $25.00 per unit. The net proceeds of approximately $54 million were used to repay amounts outstanding under the Company's Unsecured Credit Facility. The Series C Preferred Units may be exchanged by the holder into shares of 8.75% Series C Cumulative Redeemable Perpetual Preferred Stock of the Company ("Series C Preferred Shares") on a one-for-one basis. The holder of the Series C Preferred Units may exercise its exchange right (a) at any time on or after September 3, 2009, (b) at any time if full quarterly distributions are not made for six quarters, (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the Series C Preferred Units for federal income tax purposes, or (d) at any time that such institutional investor's holdings in the Operating Partnership exceed 18% of the total profits of or capital interests in the Operating Partnership for a taxable year. The Operating Partnership may redeem the Series C Preferred Units at any time on or after September 3, 2004 for cash at a redemption price equal to the redeemed holder's capital account (initially $25.00 per unit), plus all accumulated, accrued and unpaid distributions or dividends. The Series C Preferred Units have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Company or the Operating Partnership. Distributions on the Series C Preferred Units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.75% per annum of the $25.00 original capital contribution. The Operating Partnership made distributions to the holder of the Series C Preferred Units in the aggregate amount of approximately $1.5 million during 1999 and in the aggregate amount of approximately $1.2 million during the three months ended March 31, 2000.

  Common Stock Repurchase Program

On May 11, 1999, the Board of Directors of the Company authorized a common stock repurchase program pursuant to which the Company was authorized to purchase up to an aggregate of $50 million of currently issued and outstanding Common Stock of the Company (the "$50 Million Program"). All repurchases have been made on the open market at prevailing prices or in privately negotiated transactions. During the three month period ended March 31, 2000, the Company completed the $50 Million Program by repurchasing 131,900 shares of Common Stock for an aggregate purchase price, including commissions, of approximately $2.5 million, or an average price of $18.88 per share. This brings the total number of shares repurchased under the $50 Million Program to 2.5 million for an aggregate purchase price, including commissions, of approximately $50 million, or an average price of $19.63 per share.

On March 12, 2000, the Board of Directors of the Company authorized a new common stock repurchase program pursuant to which the Company is authorized to purchase up to an aggregate of $25 million of currently issued and outstanding Common Stock of the Company (the "$25 Million Program"). All repurchases have and will be made on the open market at prevailing prices or in privately negotiated transactions. This authority may be exercised from time to time and in such amounts as market conditions warrant. During the three months ended March 31, 2000, the Company repurchased 198,300 shares of Common Stock under the $25 Million Program for an aggregate purchase price, including commissions, of approximately $3.8 million, or an average price of $19.38 per share.

  Employee Loan Program

The Board of Directors of the Company believes that ownership of the Company's Common Stock by executive officers and certain other qualified employees of the Company and its subsidiaries will align the interests of such officers and employees with the interests of the stockholders of the Company. To this end, the Board of Directors approved and the Company instituted a loan program whereby the Company may lend amounts to or on behalf of certain of the Company's executive officers and key employees to (i) finance the purchase of Common Stock on the open market at then-current market prices; (ii) finance an employee's payment of the exercise price of one or more stock options to purchase shares of Common Stock granted to such employee; or (iii) finance the annual tax liability or other expenses of an executive officer related to the vesting of shares of Common Stock which constitute a portion of a restricted stock award granted to such executive officer. The Company has amended the terms of the loan program from time to time since its inception in 1997. In December 1999, the Board of Directors increased the maximum aggregate amounts that may be loaned to executive officers and other key employees of the Company and its subsidiaries. The $7.0 million increase in employee notes receivable from December 31, 1999 to March 31, 2000 represents loans extended to certain executive officers and key employees of the Company under the loan program. The relevant officer or employee has executed a Promissory Note and

Security Agreement ("Note") related to each loan extended by the Company during the first quarter of 2000. Such ten-year Notes bear interest at the applicable federal rate as established by the Internal Revenue Service, are full recourse to the officers and employees and are collateralized by the shares of Common Stock which are the subject of the loans.

COMMUNITY DISPOSITION

On March 28, 2000, the Company sold an apartment community located in Hickory, North Carolina, formerly known as Summit Creekside (118 apartment homes) for $5.8 million. The disposition of Summit Creekside resulted in the recognition of a gain on sale of $2.0 million. The net proceeds of $5.8 million were placed into escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations and are expected to be used to fund future development communities.

COMMUNITIES BEING MARKETED FOR SALE

At March 31, 2000, the Company had two apartment communities under contract for sale with a net book value of approximately $10.0 million. The Company does not anticipate incurring a loss on any individual apartment Community sale. Proceeds from the sale of the Communities will be used to fund future development. The two apartment communities held for sale represented approximately 1.5% of property operating income for the Company for the three months ended March 31, 2000.

DEVELOPMENT ACTIVITY

The Company's construction in progress at March 31, 2000 is summarized as follows (dollars in thousands):

                                                                   TOTAL                ESTIMATED   ANTICIPATED
                                                     APARTMENT   ESTIMATED   COST TO     COST TO    CONSTRUCTION
COMMUNITY                                              HOMES       COSTS       DATE     COMPLETE     COMPLETION
---------                                            ---------   ---------   --------   ---------   ------------
Summit Deer Creek -- Atlanta, GA (1)...............      292     $ 22,200    $ 20,607   $  1,593      Q2 2000
Summit Russett II -- Laurel, MD....................      112        9,900       5,183      4,717      Q3 2000
Summit Ashburn Farm -- Loudon County, VA (1).......      162       14,600      11,195      3,405      Q3 2000
Summit Grandview -- Charlotte, NC..................      266       45,500      26,107     19,393      Q4 2000
Reunion Park by Summit -- Raleigh , NC (1).........      248       14,300      10,884      3,416      Q1 2001
Summit Deerfield -- Cincinnati, OH.................      498       41,500      19,076     22,424      Q3 2001
Summit Crest -- Raleigh, NC........................      438       30,700       5,457     25,243      Q3 2001
Summit Overlook -- Raleigh, NC.....................      320       25,500       4,188     21,312      Q3 2001
Summit Peachtree City -- Atlanta, GA...............      399       31,500       7,357     24,143      Q4 2001
Summit Grand Parc -- Washington, D.C. .............      105       29,400       9,230     20,170      Q1 2002
Other development and construction costs (2).......       --           --      13,630         --
                                                       -----     --------    --------   --------
                                                       2,840     $265,100    $132,914   $145,816
                                                       =====     ========    ========   ========

---------------

(1) These communities were in lease-up at March 31, 2000.
(2) Consists primarily of land held for development and other pre-development costs.

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

In addition, the Company is conducting feasibility and other pre-development work for nine Communities. The Company could abandon the development of any one or more of these potential Communities in the event that it determines that market conditions do not support development, financing is not available on favorable terms or other circumstances arise which may prevent development. Similarly, there can be no assurance that, if the Company does pursue one or more of these potential Communities, that it will be able to complete construction within the currently estimated development budgets or that construction can be started at the time currently anticipated.

FUNDS FROM OPERATIONS

The Company considers funds from operations ("FFO") to be an appropriate measure of performance of an equity REIT. The Company computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO, as defined by NAREIT, represents net income (loss) excluding gains or losses from sales of property, plus depreciation of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles ("GAAP"). Funds Available for Distribution ("FAD") is defined as FFO less capital expenditures funded by operations (recurring capital expenditures). The Company's methodology for calculating FFO and FAD may differ from the methodology for calculating FFO and FAD utilized by other real estate companies, and accordingly, may not be comparable to other real estate companies. FFO and FAD do not represent amounts available for management's discretionary use because of needed capital expenditures or expansion, debt service obligations, property acquisitions, development, dividends and distributions or other commitments and uncertainties. FFO and FAD should not be considered as alternatives to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor are they indicative of funds available to fund the Company's cash needs, including its ability to make dividends/distributions payments. The Company believes FFO and FAD are helpful to investors as measures of the performance of the Company because, along with cash flows from operating activities, financing activities and investing activities, they provide investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures.

Funds from Operations and Funds Available for Distribution for the three months ended March 31, 2000 and 1999 are calculated as follows (dollars in thousands):

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
Net income..................................................  $     9,539   $     7,781
Minority interest of Common Unitholders In Operating
  Partnership...............................................        1,567         1,218
Gain on sale of real estate assets..........................       (2,440)           --
Gain on sale of real estate assets -- Management Company....         (238)           --
                                                              -----------   -----------
  Adjusted net income.......................................        8,428         8,999
Depreciation:
  Real estate assets........................................        8,852         8,226
  Real estate joint venture.................................          184           183
                                                              -----------   -----------
Funds from Operations.......................................       17,464        17,408
  Recurring capital expenditures (1)........................         (952)       (1,039)
                                                              -----------   -----------
Funds Available for Distribution............................  $    16,512   $    16,369
                                                              ===========   ===========
Non-recurring capital expenditures (1) (2)..................  $      (943)  $      (891)
                                                              ===========   ===========
Cash Flow Provided By (Used In):
  Operating Activities......................................  $    11,532   $    14,401
  Investing Activities......................................      (11,054)      (14,723)
  Financing Activities......................................       (1,079)          958
Weighted average shares and common units
  outstanding -- diluted....................................   30,889,711    32,769,514
                                                              ===========   ===========

---------------

(1) Recurring capital expenditures are expected to be funded from operations and consist primarily of interior painting, carpets, new appliances, vinyl, blinds, tile, and wallpaper. In contrast, non-recurring capital expenditures, such as major improvements, new garages and access gates, are expected to be funded by financing activities and, therefore, are not included in the calculation of Funds Available for Distribution.
(2) Non-recurring capital expenditures for the three months ended March 31, 2000 and 1999 primarily consist of: $134,000 and $422,000 for major renovations in 2000 and 1999, respectively; $41,000 and $166,000 for access gates and security fences in 2000 and 1999, respectively; and $644,000 and $140,000 in other revenue enhancement expenditures in 2000 and 1999, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There has been no material change in the Company's market risk since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                                    PART II

ITEM 2. CHANGES IN SECURITIES

On March 10, 2000, the Company issued to a limited partner of the Operating Partnership 13,374 shares of Common Stock in exchange for the corresponding number of Common Units. Such shares of the Company's Common Stock were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. In light of the information obtained by the Company in connection with such transaction, management of the Company believes that the Company may rely on such exemption.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

*10.1   Promissory Note and Security Agreement, dated January 31,
        2000, evidencing a loan of $499,813.88 to William B.
        McGuire, Jr. for the purpose of purchasing shares of Common
        Stock of the Company.
*10.2   Promissory Note and Security Agreement, dated January 31,
        2000, evidencing a loan of $999,995.08 to William F. Paulsen for the purpose of purchasing shares of Common Stock of the Company.
*10.3   Promissory Note and Security Agreement, dated January 31,
        2000, evidencing a loan of $999,995.08 to Steven R. LeBlanc for the purpose of purchasing shares of Common Stock of the Company.
*10.4   Promissory Note and Security Agreement, dated January 31,
        2000, evidencing a loan of $499,969.08 to Michael L. Schwarz for the purpose of purchasing shares of Common Stock of the Company.
*10.5 Noncompetition Agreement, dated as of February 15, 2000, by and among the Company, Summit Management Company and William
        F. Paulsen.
*10.6   Employment Agreement by and among the Company, Summit
        Management Company and William B. McGuire, Jr.
*10.7 Noncompetition Agreement, dated as of February 15, 2000, by and among the Company, Summit Management Company and William
        B. McGuire, Jr.
*12.1   Statement Regarding Calculation of Ratio of Earnings to
        Fixed Charges for the Three Months ended March 31, 2000.
*27.1   Financial Data Schedule -- Three Months ended March 31, 2000
        (for SEC use only).

---------------

* Filed herewith

(b) Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SUMMIT PROPERTIES INC.

May 11, 2000                                               /s/ WILLIAM F. PAULSEN
--------------------------------------------    --------------------------------------------
(Date)                                                      William F. Paulsen,
                                                          Chief Executive Officer

May 11, 2000                                               /s/ MICHAEL L. SCHWARZ
--------------------------------------------    --------------------------------------------
(Date)                                                      Michael L. Schwarz,
                                                        Executive Vice President and
                                                          Chief Financial Officer