Form 10-Q
period 2000-06-30
SUMMIT PROPERTIES INC
filed 2000-08-11
CIK 915773

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2000
                                      OR
[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to ____________

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

               26,226,708 shares outstanding as of August 7, 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             SUMMIT PROPERTIES INC.
                                     INDEX

                                                                        PAGE
                                                                        ----
PART I    FINANCIAL INFORMATION
Item 1    Financial Statements
          Consolidated Balance Sheets as of June 30, 2000 and December
            31, 1999 (Unaudited)......................................    3
          Consolidated Statements of Earnings for the three and six
            months ended June 30, 2000 and 1999 (Unaudited)...........    4
          Consolidated Statement of Stockholders' Equity for the six
            months ended June 30, 2000 (Unaudited)....................    5
          Consolidated Statements of Cash Flows for the six months
            ended June 30, 2000 and 1999 (Unaudited)..................    6
          Notes to Consolidated Financial Statements (Unaudited)......    7
Item 2    Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   14
Item 3    Quantitative and Qualitative Disclosure about Market Risk...   25

PART II   OTHER INFORMATION
Item 4    Submission of Matters to a Vote of Security Holders.........   26
Item 6    Exhibits and Reports on Form 8-K............................   27
          Signatures..................................................   28

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             SUMMIT PROPERTIES INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                               JUNE 30,    DECEMBER 31,
                                                                 2000          1999
                                                              ----------   ------------
ASSETS
Real estate assets:
  Land and land improvements................................  $  182,471    $  174,615
  Buildings and improvements................................     939,410       893,179
  Furniture, fixtures and equipment.........................      72,585        68,437
                                                              ----------    ----------
                                                               1,194,466     1,136,231
  Less: accumulated depreciation............................    (144,570)     (129,620)
                                                              ----------    ----------
          Operating real estate assets......................   1,049,896     1,006,611
  Construction in progress..................................     151,130       148,587
                                                              ----------    ----------
          Net real estate assets............................   1,201,026     1,155,198
Cash and cash equivalents...................................       2,951         4,130
Restricted cash.............................................      17,705        40,080
Investments in Summit Management Company, real estate joint
  ventures and other investments............................       1,145           583
Deferred financing costs, net...............................       6,708         6,657
Mortgages receivable........................................       8,652         3,268
Other assets................................................       7,535         7,497
                                                              ----------    ----------
Total assets................................................  $1,245,722    $1,217,413
                                                              ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes payable.............................................  $  691,375    $  649,632
  Accounts payable and accrued expenses.....................      27,653        25,626
  Dividends and distributions payable.......................      13,338        12,984
  Accrued interest payable..................................       7,088         7,018
  Security deposits and prepaid rents.......................       3,900         3,850
                                                              ----------    ----------
          Total liabilities.................................     743,354       699,110
                                                              ----------    ----------
Minority interest of common unitholders in Operating
  Partnership...............................................      51,301        54,698
Minority interest of preferred unitholders in Operating
  Partnership...............................................     136,269       136,270
Stockholders' equity:
     Preferred stock, $.01 par value -- 25,000,000 shares
      authorized, no shares issued and outstanding..........          --            --
     Common stock, $.01 par value -- 100,000,000 shares
      authorized, 26,215,188 and 26,374,446 shares issued
      and outstanding in 2000 and 1999, respectively........         262           264
     Additional paid-in capital.............................     410,125       412,874
     Accumulated deficit....................................     (82,158)      (80,555)
     Employee notes receivable..............................     (12,196)       (4,861)
     Unamortized restricted stock compensation..............      (1,235)         (387)
                                                              ----------    ----------
          Total stockholders' equity........................     314,798       327,335
                                                              ----------    ----------
Total liabilities and stockholders' equity..................  $1,245,722    $1,217,413
                                                              ==========    ==========

See notes to consolidated financial statements.

                             SUMMIT PROPERTIES INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                      JUNE 30,                    JUNE 30,
                                              -------------------------   -------------------------
                                                 2000          1999          2000          1999
                                              -----------   -----------   -----------   -----------
Revenues:
     Rental.................................  $    42,362   $    41,001   $    83,604   $    80,814
     Other property income..................        3,236         2,683         6,113         4,926
     Interest...............................          664           799         1,738         1,833
     Other income...........................          166            74           314           133
                                              -----------   -----------   -----------   -----------
               Total revenues...............       46,428        44,557        91,769        87,706
                                              -----------   -----------   -----------   -----------
Expenses:
     Property operating and maintenance:
          Personnel.........................        3,263         3,359         6,119         6,433
          Advertising and promotion.........          641           644         1,248         1,250
          Utilities.........................        2,025         2,061         4,136         4,127
          Building repairs and
            maintenance.....................        2,161         2,157         4,112         4,122
          Real estate taxes and insurance...        4,562         4,553         9,303         9,031
          Depreciation......................        9,384         8,604        18,284        16,857
          Property supervision..............        1,156         1,057         2,458         2,045
          Other operating expenses..........          686           690         1,361         1,509
                                              -----------   -----------   -----------   -----------
                                                   23,878        23,125        47,021        45,374
     Interest...............................        9,491         9,721        18,455        19,975
     Amortization of financing costs........          227           252           475           495
     General and administrative.............        1,022           962         1,962         2,042
     Loss on equity investments:
          Summit Management Company.........          240           292           562           609
          Real estate joint ventures........          195             5           149            13
                                              -----------   -----------   -----------   -----------
               Total expenses...............       35,053        34,357        68,624        68,508
                                              -----------   -----------   -----------   -----------
Income before gain on sale of real estate
  assets, minority interest of common
  unitholders in Operating Partnership and
  distributions to preferred unitholders in
  Operating Partnership.....................       11,375        10,200        23,145        19,198
Gain on sale of real estate assets..........        5,446         6,307         7,886         6,307
                                              -----------   -----------   -----------   -----------
Income before minority interest of common
  unitholders in Operating Partnership and
  distributions to preferred unitholders in
  Operating Partnership.....................       16,821        16,507        31,031        25,505
Minority interest of common unitholders in
  Operating Partnership.....................       (1,924)       (2,051)       (3,492)       (3,269)
Distributions to preferred unitholders in
  Operating Partnership.....................       (3,105)       (1,317)       (6,210)       (1,317)
                                              -----------   -----------   -----------   -----------
Net income..................................  $    11,792   $    13,139   $    21,329   $    20,919
                                              ===========   ===========   ===========   ===========
Per share data:
     Net income -- basic and diluted........  $      0.45   $      0.46   $      0.81   $      0.74
                                              ===========   ===========   ===========   ===========
     Dividends declared on common stock.....  $      0.44   $      0.42   $      0.88   $      0.84
                                              ===========   ===========   ===========   ===========
     Weighted average shares -- basic.......   26,224,085    28,383,624    26,334,794    28,355,409
                                              ===========   ===========   ===========   ===========
     Weighted average shares -- diluted.....   26,389,051    28,419,403    26,453,637    28,376,392
                                              ===========   ===========   ===========   ===========

See notes to consolidated financial statements.

                             SUMMIT PROPERTIES INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                      UNAMORTIZED
                                           ADDITIONAL                  RESTRICTED     EMPLOYEE
                                  COMMON    PAID-IN     ACCUMULATED      STOCK         NOTES
                                  STOCK     CAPITAL       DEFICIT     COMPENSATION   RECEIVABLE    TOTAL
                                  ------   ----------   -----------   ------------   ----------   --------
Balance, December 31, 1999......   $264     $412,874     $(80,555)      $  (387)      $ (4,861)   $327,335
  Dividends.....................                          (22,932)                                 (22,932)
  Proceeds from dividend
     reinvestment and stock
     purchase plans.............      1        1,942                                                 1,943
  Repurchase of common stock....     (4)      (6,943)                                               (6,947)
  Conversion of units to
     shares.....................                 676                                                   676
  Exercise of stock options.....                 304                                                   304
  Issuance of restricted stock
     grants.....................      1        1,328                     (1,329)                        --
  Net down of restricted stock
     grants.....................                (107)                                                 (107)
  Amortization of restricted
     stock grants...............                                            481                        481
  Adjustment for minority
     interest of common
     unitholders in Operating
     Partnership................                 623                                                   623
  Issuance of employee notes
     receivable.................                                                        (8,438)     (8,438)
  Repayment of notes receivable
     through stock redemption...                (572)                                      572          --
  Repayment of employee notes
     receivable.................                                                           531         531
  Net income....................                           21,329                                   21,329
                                   ----     --------     --------       -------       --------    --------
Balance, June 30, 2000..........   $262     $410,125     $(82,158)      $(1,235)      $(12,196)   $314,798
                                   ====     ========     ========       =======       ========    ========

See notes to consolidated financial statements.

                             SUMMIT PROPERTIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash flows from operating activities:
     Net income.............................................  $ 21,329   $ 20,919
     Adjustments to reconcile net income to net cash
      provided by operating activities:
       Minority interest of common unitholders in Operating
        Partnership.........................................     3,492      3,269
       Loss on equity investments...........................       711        622
       Gain on sale of real estate assets...................    (7,886)    (6,307)
       Depreciation and amortization........................    19,198     17,245
       Increase in restricted cash..........................    (1,872)    (3,220)
       Increase in other assets.............................      (861)
       Increase in accrued interest payable.................        70         70
       Decrease in accounts payable and accrued expenses....      (871)    (5,896)
       Increase in security deposits and prepaid rents......        70        145
                                                              --------   --------
          Net cash provided by operating activities.........    33,380     26,443
                                                              --------   --------
Cash flows from investing activities:
     Increase in mortgages receivable.......................    (5,384)        --
     Construction of real estate assets and land
      acquisitions, net of payables.........................   (67,363)   (65,063)
     Proceeds from sale of Communities......................    46,349     79,103
     Capitalized interest...................................    (4,643)    (3,476)
     Recurring capital expenditures.........................    (2,515)    (3,191)
     Non-recurring capital expenditures, net of payables....    (1,338)    (2,286)
                                                              --------   --------
          Net cash (used in) provided by investing
           activities.......................................   (34,894)     5,087
                                                              --------   --------
Cash flows from financing activities:
     Net repayments on line of credit.......................        (9)   (98,508)
     Net (repayments) borrowings on unsecured bonds.........      (166)    24,748
     Proceeds from issuance of mortgage debt................    47,924         --
     Repayments of mortgage debt............................    (5,893)    (2,539)
     Repayments of tax exempt bonds.........................      (745)      (540)
     Net proceeds from dividend reinvestment and stock
      purchase plans........................................     1,943     11,633
     Dividends and distributions to unitholders.............   (26,408)   (26,656)
     Exercise of stock options..............................       304         79
     Decrease in advance proceeds from direct stock purchase
      plan..................................................        --     (9,474)
     Net proceeds from preferred units in Operating
      Partnership...........................................        --     82,870
     Repurchase of common stock.............................    (6,947)   (10,501)
     Acquisition of minority interest.......................    (1,761)        --
     Repayments of employee notes receivable................       531         --
     Increase in employee notes receivable..................    (8,438)    (2,093)
                                                              --------   --------
          Net cash provided by (used in) financing
           activities.......................................       335    (30,981)
                                                              --------   --------
Net (decrease) increase in cash and cash equivalents........    (1,179)       549
Cash and cash equivalents, beginning of period..............     4,130      2,837
                                                              --------   --------
Cash and cash equivalents, end of period....................  $  2,951   $  3,386
                                                              ========   ========
Supplemental disclosure of cash flow information --
  Cash paid for interest, net of capitalized interest.......  $ 18,385   $ 19,905
                                                              ========   ========

See notes to consolidated financial statements.

SUMMIT PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the management of Summit Properties Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's December 31, 1999 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

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

BUSINESS SEGMENTS -- The Company reports as a single business segment with activities related to the operation, development and acquisition of "Class A" luxury apartments located primarily in the southeastern, southwestern and mid-atlantic United States. The Company develops apartments solely for its own use and does not perform development activities for third parties.

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

The Company owns a 49% interest in each of three joint ventures ("Joint Venture Projects"), each of which is developing an apartment community. The Company's joint venture partner is the same for all three Joint Venture Projects. One of the Joint Venture Projects is under construction and two are complete and became stabilized during the second quarter 2000. The Joint Venture Projects are accounted for under the equity method of accounting and, therefore, the operating results of the two Joint Venture Communities which became stabilized are presented in "Loss on equity investments: Real estate joint ventures" in the Company's consolidated statements of earnings. The construction costs have been funded through separate loans to each joint venture from unrelated third parties equal to 100% of the construction costs. During the construction period, in lieu of equity

SUMMIT PROPERTIES INC.

--------------------------------------------------------------------------------

contributions to each of the respective joint ventures, the Company has under certain circumstances, subsequent to demand by the third party lenders, agreed to make contributions which would reduce the respective construction loans by an amount not to exceed 25% of the total construction loan amount. Any such contribution would be deemed to be all or a portion of the equity required to be contributed by the Company to the respective joint venture at the end of the construction and lease-up period. The Company has the right to purchase its joint venture partner's interest in each of the joint ventures for a period of six months after the applicable project becomes stabilized. If the Operating Partnership does not exercise its option with respect to a Joint Venture Project, it will be required to make a capital contribution of 25% of that project's total construction loan amount, as such capital contribution may have been previously reduced as described above. On August 1, 2000, the Company exercised its option to purchase two stabilized Joint Venture Projects, Summit Shiloh (182 apartment homes) and Summit Sweetwater (308 apartment homes) at an aggregate purchase price of $36 million. The acquisition was primarily financed with the issuance of 96,455 common units of limited partnership interest ("Common Units")and the payment of $ 33.7 million in cash.

The following is a condensed balance sheet and income statement for Station Hill as of and for the six months ended June 30, 2000 (in thousands). The balance sheet and income statement set forth below reflect the financial position and operations of Station Hill in its entirety, not only the Company's respective interest therein. The balance sheet and income statement information for the Construction Projects is not material.

                                                                BALANCE SHEET
                                                              ------------------
                                                                   JUNE 30,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Net real estate assets......................................  $88,049    $90,320
Cash and cash equivalents...................................    2,051      1,906
Other assets................................................      445        462
                                                              -------    -------
          Total assets......................................  $90,545    $92,688
                                                              =======    =======
Mortgages payable...........................................  $69,066    $69,842
Other liabilities...........................................    1,247      1,281
Partners' capital...........................................   20,232     21,565
                                                              -------    -------
          Total liabilities and partners' capital...........  $90,545    $92,688
                                                              =======    =======

                                                               INCOME STATEMENT
                                                              ------------------
                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Revenues....................................................  $ 6,110    $ 5,863
Expenses:
     Property operating.....................................    2,174      2,064
     Interest...............................................    2,340      2,345
     Depreciation and amortization..........................    1,480      1,488
                                                              -------    -------
          Total expenses....................................    5,994      5,897
                                                              -------    -------
Net income (loss)...........................................  $   116    $   (34)
                                                              =======    =======

3. COMMUNITY DISPOSITIONS

On March 28, 2000, the Company sold an apartment community located in Hickory, North Carolina, formerly known as Summit Creekside (118 apartment homes) for $5.8 million. The disposition of Summit Creekside resulted in the recognition of a gain on sale of $2.0 million. The net proceeds of $5.8 million were placed into

SUMMIT PROPERTIES INC.

--------------------------------------------------------------------------------

escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations and are expected to be used to fund future development communities.

On May 24, 2000, the Company sold two apartment communities, formerly known as Summit Eastchester (172 apartment homes) located in High Point, North Carolina, and Summit Sherwood (190 apartment homes) located in Winston-Salem, North Carolina, for $16.1 million in the aggregate. The disposition of these two communities resulted in the recognition of a gain on sale of $5.7 million in the aggregate. The aggregate net proceeds of $15.9 million were placed into escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations and are expected to be used to fund future development communities.

4. MORTGAGES RECEIVABLE

Mortgages receivable consist of three promissory notes with interest rates ranging from 7.5% to 9.15% and various maturity dates ranging through December 2005.

5. NOTES PAYABLE

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

On April 20, 2000, the Company commenced a new program for the sale by the Operating Partnership of up to $250 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance. The new program was established under the Company's and the Operating Partnership's existing shelf registration statement. The Medium-Term Notes may be issued by the Operating Partnership from time to time in the future subject to market conditions and other factors. On July 19, 2000, the Operating Partnership issued Medium-Term Notes with an aggregate principal amount of $10 million which are due on July 19, 2010 and bear interest at 8.50% per year.

6. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

While the Company has historically had limited involvement with derivative financial instruments, the Company may utilize such instruments in certain situations to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments and prospective financing transactions. The Company does not utilize derivative financial instruments for trading purposes. On September 16, 1999, the Company entered into an interest rate swap agreement with a notional amount of $30 million, relating to $30 million of unsecured notes issued by the Operating Partnership which carry a fixed interest rate of 6.625% per annum (the "Fixed Rate"). Under the interest rate swap agreement, through the maturity date of such notes of December 15, 2003, (i) the Company has agreed to pay to the counterparty the interest that would have been incurred on the $30 million principal amount of the notes at a floating interest rate of LIBOR plus 11 basis points (the "Floating Rate"), and
(ii) the counterparty has agreed to pay to the Company the interest incurred on the same principal amount at the Fixed Rate. The Floating Rate at June 30, 2000 was 6.92%.

7. RESTRICTED STOCK

During the six months ended June 30, 2000 and 1999, the Company granted 72,805 and 21,581 shares, respectively, of restricted stock to employees under the Company's 1994 Stock Option and Incentive Plan. The

SUMMIT PROPERTIES INC.

--------------------------------------------------------------------------------

market value of the restricted stock grants awarded during these six months in 2000 and 1999 totaled approximately $1.3 million and $364,000, respectively, which has been recorded as unamortized restricted stock compensation and is shown as a separate component of stockholders' equity. Unearned compensation related to these restricted stock grants is being amortized to compensation cost over the vesting periods which range from three to five years.

In January 1998, the Company agreed to award key employees of the Company certain amounts of Common Stock under the Company's Performance Stock Award Plan. The amount of Common Stock to be granted to the key employees is based upon the Company's average annual return (share appreciation and distributions) from the date of the award to the third anniversary of the award. The number of shares to be granted under the Performance Stock Award Plan ranges from none (in the event the Company achieves less than a 11% average annual return) to 47,350 (in the event the Company achieves a 15% or greater annual return). The starting Common Stock price for the purposes of calculating appreciation was $21.375, fair market value at date of award ($19.87 for one executive officer of the Company). The Company's stock price subsequent to June 30, 2000 is above the minimum price for calculating the number of grants. The Company has recorded $143,000 in accrued compensation expense related to this Performance Stock Award Plan as of June 30, 2000.

8. SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the six months ended June 30, 2000 and 1999 are as follows:

     A. The Company accrued dividends and distributions payable in the amounts of $13.3 million and $13.6 million at June 30, 2000 and 1999, respectively.

     B. The Company issued 72,805 and 21,581 shares of restricted stock valued at approximately $1.3 million and $364,000 during the six months ended June 30, 2000 and 1999, respectively.

     C. The Company issued 35,045 shares of Common Stock (as hereinafter defined) in exchange for 35,045 Common Units (as hereinafter defined) during the six months ended June 30, 2000. The value of these shares of Common Stock was approximately $676,000.

     D. The Company sold three communities and two communities during the six months ended June 30, 2000 and 1999, respectively, receiving aggregate net proceeds of $21.7 million and $5.9 million, respectively. The net proceeds were placed in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations. Such proceeds are shown on the balance sheet as "Restricted cash" and will be used to fund the future development of communities. The respective purchasers of the two communities sold in 1999 assumed the related outstanding debt balances associated with such communities of $14.8 million in the aggregate.

9. MINORITY INTEREST

Minority interest of common unitholders consists of the following at June 30, 2000 and December 31, 1999 (in thousands):

                                                               2000       1999
                                                              -------    -------
Minority interest of common unitholders in Operating
  Partnership...............................................  $51,728    $55,065
Minority interest of one operating community................     (427)      (367)
                                                              -------    -------
                                                              $51,301    $54,698
                                                              =======    =======

As of June 30, 2000, there were 30,522,940 common units of limited partnership interest ("Common Units") of the Operating Partnership outstanding, of which 26,215,188, or 85.9%, were owned by the Company and 4,307,752, or 14.1%, were owned by other partners (including certain officers and directors of the Company).

SUMMIT PROPERTIES INC.

--------------------------------------------------------------------------------

Proceeds from shares of common stock, par value $.01 per share ("Common Stock"), issued by the Company are contributed to the Operating Partnership for an equivalent number of Common Units. Total Common Stock issued by the Company and the proceeds therefrom contributed to the Operating Partnership for an equivalent number of Common Units was 129,000 and 748,000 shares valued at $2.2 million ($17.44 per share average) and $12.9 million ($17.20 per share average) for the six months ended June 30, 2000 and 1999, respectively. No individual transaction significantly changed the Company's ownership percentage in the Operating Partnership. The Company's ownership percentage in the Operating Partnership was 85.9% and 85.6% as of June 30, 2000 and December 31, 1999, respectively.

Under certain circumstances, as required by the holders of Common Units, the Company can issue shares of Common Stock in exchange for Common Units owned by other partners on a one-for-one basis or may purchase Common Units for cash. Shares of Common Stock exchanged for Common Units are valued based upon the market price per share of the Company's Common Stock at the date of the exchange. During the six month period ended June 30, 2000, 35,045 Common Units valued at approximately $676,000 were exchanged for shares of Common Stock and 93,945 Common Units were exchanged for cash of approximately $1.8 million. No Common Units were exchanged for Common Stock or cash during the six month period ended June 30, 1999.

10. COMMITMENTS

The estimated cost to complete nine development projects currently under construction was approximately $113.4 million at June 30, 2000. Anticipated construction completion dates of the projects range from the third quarter of 2000 to the first quarter of 2002.

On January 19, 2000, the Operating Partnership entered into a Real Estate Purchase Agreement (the "Agreement") with a third-party real estate developer (the "Developer"). Under the terms of the Agreement, the Operating Partnership has agreed to purchase upon completion a "Class A" mixed-use community, which will be called Summit Brickell, and will be located in Miami, Florida. The Operating Partnership expects to close on the purchase of Summit Brickell during the second half of 2002 following its completion and lease-up. The final purchase price will be determined based on actual construction plus a bonus to the developer based on the capitalized income of the property at the time of purchase. The purchase price is expected to be approximately $50.5 million. The purchase of Summit Brickell by the Operating Partnership is subject to customary closing conditions. The Operating Partnership has issued a letter of credit ("LOC") in the amount of approximately $13.0 million, which will serve as a credit enhancement to the Developer's construction loan. In the event that any amount under the LOC is drawn upon, the Operating Partnership shall be treated as having issued a loan to the Developer in the amount of such draw. Any such loan will accrue interest at a rate of eighteen percent (18%) per annum.

11. EARNINGS PER SHARE

The only difference between "basic" and "diluted" weighted average shares is the dilutive effect of the Company's stock options outstanding (164,966 and 118,843 shares added to weighted shares outstanding for the three and six months ended June 30, 2000, respectively, and 35,779 and 20,983 shares added to weighted shares outstanding for the three and six months ended June 30, 1999, respectively).

12. PRIVATE PLACEMENT OF PREFERRED UNITS

On April 29, 1999, the Operating Partnership completed a private placement of
3.4 million of its 8.95% Series B Cumulative Redeemable Perpetual Preferred Units (the "Series B Preferred Units") to two institutional investors at a price of $25.00 per unit. The net proceeds of approximately $83 million were used to repay amounts outstanding under the Company's unsecured credit facility. The Series B Preferred Units may be exchanged by the holders into shares of 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock of the Company

SUMMIT PROPERTIES INC.

--------------------------------------------------------------------------------

("Series B Preferred Shares") on a one-for-one basis. Holders of the Series B Preferred Units may exercise their exchange right (a) at any time on or after April 29, 2009, (b) at any time if full quarterly distributions are not made for six quarters, or (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the Series B Preferred Units for federal income tax purposes. The Operating Partnership may redeem the Series B Preferred Units at any time on or after April 29, 2004 for cash at a redemption price equal to the redeemed holder's capital account (initially $25.00 per unit), plus all accumulated, accrued and unpaid distributions or dividends. In lieu of cash, the Operating Partnership may elect to deliver Series B Preferred Shares on a one-for-one basis, plus an amount equal to all accumulated, accrued and unpaid distributions or dividends. The Series B Preferred Units have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Company or the Operating Partnership. Distributions on the Series B Preferred Units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.95% per annum of the $25.00 original capital contribution. The Operating Partnership made distributions to the holders of the Series B Preferred Units in the aggregate amount of approximately $5.1 million during 1999 and in the aggregate amount of approximately $3.8 million during the six months ended June 30, 2000.

On September 3, 1999, the Operating Partnership completed a private placement of
2.2 million of its 8.75% Series C Cumulative Redeemable Perpetual Preferred Units (the "Series C Preferred Units") to an institutional investor at a price of $25.00 per unit. The net proceeds of approximately $54 million were used to repay amounts outstanding under the Company's unsecured credit facility. The Series C Preferred Units may be exchanged by the holder into shares of 8.75% Series C Cumulative Redeemable Perpetual Preferred Stock of the Company ("Series C Preferred Shares") on a one-for-one basis. The holder of the Series C Preferred Units may exercise its exchange right (a) at any time on or after September 3, 2009, (b) at any time if full quarterly distributions are not made for six quarters, (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the Series C Preferred Units for federal income tax purposes, or (d) at any time that such institutional investor's holdings in the Operating Partnership exceed 18% of the total profits of or capital interests in the Operating Partnership for a taxable year. The Operating Partnership may redeem the Series C Preferred Units at any time on or after September 3, 2004 for cash at a redemption price equal to the redeemed holder's capital account (initially $25.00 per unit), plus all accumulated, accrued and unpaid distributions or dividends. The Series C Preferred Units have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Company or the Operating Partnership. Distributions on the Series C Preferred Units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.75% per annum of the $25.00 original capital contribution. The Operating Partnership made distributions to the holder of the Series C Preferred Units in the aggregate amount of approximately $1.5 million during 1999 and in the aggregate amount of approximately $2.4 million during the six months ended June 30, 2000.

13. COMMON STOCK REPURCHASE PROGRAM

On May 11, 1999, the Board of Directors of the Company authorized a common stock repurchase program pursuant to which the Company was authorized to purchase up to an aggregate of $50 million of currently issued and outstanding Common Stock of the Company (the "$50 Million Program"). All repurchases have been made on the open market at prevailing prices or in privately negotiated transactions. During the three month period ended March 31, 2000, the Company completed the $50 Million Program by repurchasing 131,900 shares of Common Stock for an aggregate purchase price, including commissions, of approximately $2.5 million, or an average price of $18.88 per share. The Company repurchased a total of 2.5 million shares of Common Stock under the $50 Million Program for an aggregate purchase price, including commissions, of approximately $50 million, or an average price of $19.63 per share.

SUMMIT PROPERTIES INC.

--------------------------------------------------------------------------------

On March 12, 2000, the Board of Directors of the Company authorized a new common stock repurchase program pursuant to which the Company is authorized to purchase up to an aggregate of $25 million of currently issued and outstanding Common Stock of the Company (the "$25 Million Program"). All repurchases have and will be made on the open market at prevailing prices or in privately negotiated transactions. This authority may be exercised from time to time and in such amounts as market conditions warrant. During the six months ended June 30, 2000, the Company repurchased 229,400 shares of Common Stock under the $25 Million Program for an aggregate purchase price, including commissions, of approximately $4.5 million, or an average price of $19.43 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements relating to the operating performance of fully stabilized Communities, the development, acquisition or disposition of properties, anticipated construction completion and lease-up dates, and estimated development costs. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume" and other similar expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Company to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts ("REITs")), availability of capital, interest rates, uncertainties associated with the Company's development activities, the failure to close planned acquisitions in a timely manner or at all, the failure of acquisitions to yield expected results, construction delays due to unavailability of materials, weather conditions or other delays, the failure to sell properties being marketed for sale on favorable terms, in a timely manner or at all, competition, supply and demand for apartment communities in the Company's current and proposed market areas, changes in generally accepted accounting principles or policies and guidelines applicable to REITs, and those factors discussed in the section entitled "Development Activity--Certain Factors Affecting the Performance of Development Communities" on page 24 of this Form 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

The following discussion should be read in conjunction with the Consolidated Financial Statements of Summit Properties Inc. and the Notes thereto appearing elsewhere herein.

HISTORICAL RESULTS OF OPERATIONS

The Company's net income is generated primarily from operations of its apartment communities (the "Communities"). The changes in operating results from period to period reflect changes in existing Community performance and changes in the number of apartment homes due to development and acquisition of new Communities or the disposition of Communities. Where appropriate, comparisons are made on a "fully stabilized Communities," "stabilized development Communities", "Communities in lease-up" and "disposition Communities" basis in order to adjust for changes in the number of apartment homes. A Community is deemed to be "stabilized" when it has attained a physical occupancy level of at least 93%. A Community which the Company has acquired is deemed "fully stabilized" when owned by the Company for one year or more as of the beginning of the current year. A Community which the Company has developed is deemed "fully stabilized" when stabilized for the two prior years as of the beginning of the current year. A Community is deemed to be a "stabilized development" when stabilized as of the beginning of the current year but not the entire two prior years. All Communities information presented is before real estate depreciation and amortization expense. Communities' average physical occupancy presented is defined as the number of apartment homes occupied divided by the total number of apartment homes contained in the Communities, expressed as a percentage. Average physical occupancy has been calculated using the average of the occupancy that existed on Sunday during each week of the period. Average monthly rental revenue presented represents the average monthly net rental revenue per occupied apartment home. The Company's methodology for calculating average physical occupancy and average monthly rental revenue may differ from the methodology used by other apartment companies and, accordingly, may not be comparable to such other apartment companies.

Results of Operations for the Three and Six Months Ended June 30, 2000 and 1999

For the three and six months ended June 30, 2000, income before gain on sale of real estate assets, minority interest of common unitholders in Operating Partnership and distributions to preferred unitholders in Operating Partnership increased $1.2 million and $3.9 million, respectively, to $11.4 million and $23.1 million, respectively, from the three and six months ended June 30,1999 primarily due to increased property operating income generated by the Company's portfolio of Communities, as well as decreased interest costs attributable to decreased average indebtedness outstanding.

OPERATING PERFORMANCE OF THE COMPANY'S PORTFOLIO OF COMMUNITIES

The operating performance of the Communities for the three and six months ended June 30, 2000 and 1999 is summarized below (dollars in thousands):

                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                   JUNE 30,                       JUNE 30,
                                         ----------------------------   ----------------------------
                                          2000      1999     % CHANGE    2000      1999     % CHANGE
                                         -------   -------   --------   -------   -------   --------
Property revenues:
  Fully stabilized communities.........  $28,040   $27,036      3.7%    $55,496   $53,735      3.3%
  Stabilized development communities...   13,767    11,393     20.8%     27,098    21,359     26.9%
  Communities in lease-up..............    3,430     1,516    126.3%      5,923     3,018     96.3%
  Communities sold.....................      360     3,739    -90.4%      1,200     7,627    -84.3%
                                         -------   -------              -------   -------
Total property revenues................   45,597    43,684      4.4%     89,717    85,739      4.6%
                                         -------   -------              -------   -------
Property operating and maintenance
  expense:
  Fully stabilized communities.........    9,211     8,944      3.0%     18,039    17,775      1.5%
  Stabilized development communities...    3,903     3,510     11.2%      8,033     6,591     21.9%
  Communities in lease-up..............    1,236       592    108.8%      2,262     1,176     92.3%
  Communities sold.....................      143     1,476    -90.3%        403     2,974    -86.4%
                                         -------   -------              -------   -------
Total property operating and
  maintenance expense..................   14,493    14,522     -0.2%     28,737    28,516      0.8%
                                         -------   -------              -------   -------
Property operating income..............  $31,104   $29,162      6.7%    $60,980   $57,223      6.6%
                                         =======   =======              =======   =======
Apartment homes, end of period.........   18,365    17,829      3.0%     18,365    17,829      3.0%
                                         =======   =======              =======   =======

A summary of the Company's apartment homes (excluding joint ventures) for the six months ended June 30, 2000 and 1999 is as follows:

                                                               2000      1999
                                                              ------    ------
Apartment homes at January 1................................  17,673    18,001
Developments which began rental operations during the
  period....................................................   1,172       280
Sale of apartment homes.....................................    (480)     (452)
                                                              ------    ------
Apartment homes at June 30..................................  18,365    17,829
                                                              ======    ======

OPERATING PERFORMANCE OF THE COMPANY'S FULLY STABILIZED COMMUNITIES

The operating performance of the Communities stabilized prior to January 1, 1998 in each of the three and six months ended June 30, 2000 and 1999 is summarized below (dollars in thousands except average monthly rental revenue):

                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                   JUNE 30,                       JUNE 30,
                                         ----------------------------   -----------------------------
                                          2000      1999     % CHANGE    2000       1999     % CHANGE
                                         -------   -------   --------   -------   --------   --------
Property revenues:
     Rental revenues...................  $26,127   $25,370     3.0%     $51,746   $50,656      2.2%
     Other property revenues...........    1,913     1,666    14.8%       3,750     3,079     21.8%
                                         -------   -------              -------   -------
Total property revenues................   28,040    27,036     3.7%      55,496    53,735      3.3%
                                         -------   -------              -------   -------
Property operating and maintenance
  expenses:
     Personnel.........................    1,978     2,007    -1.4%       3,609     3,888     -7.2%
     Advertising and promotion.........      364       357     2.0%         717       698      2.7%
     Utilities.........................    1,230     1,182     4.1%       2,471     2,368      4.3%
     Building repairs and
       maintenance.....................    1,476     1,407     4.9%       2,764     2,750      0.5%
     Real estate taxes and insurance...    3,018     2,892     4.4%       6,060     5,783      4.8%
     Property supervision..............      710       671     5.8%       1,542     1,333     15.7%
     Other operating expense...........      435       428     1.6%         876       955     -8.3%
                                         -------   -------              -------   -------
Total property operating and
  maintenance expense..................    9,211     8,944     3.0%      18,039    17,775      1.5%
                                         -------   -------              -------   -------
Property operating income..............  $18,829   $18,092     4.1%     $37,457   $35,960      4.2%
                                         =======   =======              =======   =======
Average physical occupancy.............    94.8%     93.7%     1.2%       94.1%     93.7%      0.4%
                                         =======   =======              =======   =======
Average monthly rental revenue.........  $   869   $   856     1.5%     $   868   $   854      1.6%
                                         =======   =======              =======   =======
Number of apartment homes..............   10,832    10,832               10,832    10,832
                                         =======   =======              =======   =======

The increase in property revenues from fully stabilized Communities was primarily the result of increases in average rental rates as well as increased revenues from sources other than rental revenues, such as cable and water sub-meter revenues. The higher revenues were primarily generated in the Company's Washington, D.C., Austin, Texas, Charlotte, North Carolina, and Tampa, Florida markets. Property supervision costs increased as a result of an increase in the property management fee charged by the Summit Management Company (the "Management Company") from 2.50% to 2.75% for the six month period ended June 30, 2000. This is the first increase in the amount charged by the Management Company for its services since the Company's initial public offering in 1994. For the six months ended June 30, 2000, the increase in property supervision costs was offset by cost savings related primarily to personnel and other operating expenses. As a percentage of total property revenues, total property operating and maintenance expenses decreased for the six-month period from 33.1% in 1999 to 32.5% in 2000.

OPERATING PERFORMANCE OF THE COMPANY'S STABILIZED DEVELOPMENT COMMUNITIES

The Company had fourteen development Communities (Summit Ballantyne, Summit Sedgebrook, Summit Governor's Village, Summit Lake, Summit Norcroft II, Summit Stonefield, Summit Russett, Summit Westwood, Summit Plantation II, Summit New Albany, Summit Fair Lakes, Summit Doral, Summit Las Palmas and Summit Camino
Real) which were stabilized during the entire six months ended June 30, 2000 but were stabilized subsequent to January 1, 1998. The operating performance of these fourteen Communities for the three and six months ended June 30, 2000 and 1999 is summarized below (dollars in thousands except average monthly rental revenue):

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      ------------------    ------------------
                                                       2000       1999       2000       1999
                                                      -------    -------    -------    -------
Property revenues:
     Rental revenues................................  $12,770    $10,693    $25,246    $20,160
     Other property revenue.........................      997        700      1,852      1,199
                                                      -------    -------    -------    -------
Total property revenues.............................   13,767     11,393     27,098     21,359
Property operating and maintenance expense..........    3,903      3,510      8,033      6,591
                                                      -------    -------    -------    -------
Property operating income...........................  $ 9,864    $ 7,883    $19,065    $14,768
                                                      =======    =======    =======    =======
Average physical occupancy..........................    94.4%      81.7%      93.6%      78.6%
                                                      =======    =======    =======    =======
Average monthly rental revenue......................  $   908    $   848    $   922    $   825
                                                      =======    =======    =======    =======
Number of apartment homes...........................    4,885      4,885      4,885      4,885
                                                      =======    =======    =======    =======

The unleveraged yield on investment for the stabilized development Communities, defined as property operating income for the three and six months ended June 30, 2000 on an annualized basis over total development cost, was 10.8% and 10.4%, respectively.

OPERATING PERFORMANCE OF THE COMPANY'S COMMUNITIES IN LEASE-UP

The Company had eight Communities in lease-up during the six months ended June 30, 2000. Six of the eight Communities in lease-up are new developments and two of the Communities in lease-up are existing Communities that are undergoing major renovations. A Community in lease-up is defined as one that has commenced rental operations but was not stabilized as of the beginning of the current year. A summary of the six development Communities in lease-up as of June 30, 2000 is as follows (dollars in thousands):

                                                         TOTAL       ACTUAL/                                  % LEASED
                                           NUMBER OF    ACTUAL/    ANTICIPATED       ACTUAL/       Q2 2000      AS OF
                                           APARTMENT   ESTIMATED   CONSTRUCTION    ANTICIPATED     AVERAGE    JUNE 30,
COMMUNITY                                    HOMES       COST       COMPLETION    STABILIZATION   OCCUPANCY     2000
---------                                  ---------   ---------   ------------   -------------   ---------   ---------
Summit New Albany II -- Columbus, OH.....      127     $  9,800      Q1 2000         Q3 2000        83.3%       89.8%
Summit Largo -- Largo, MD................      219       18,000      Q1 2000         Q3 2000        98.0%       95.9%
Summit Hunter's Creek -- Orlando, FL.....      270       19,200      Q1 2000         Q4 2000        51.0%       74.8%
Summit Deer Creek -- Atlanta, GA.........      292       22,200      Q2 2000         Q1 2000        56.3%       84.9%
Summit Ashburn Farm -- Loudon County, VA
  (1)....................................      162       14,600      Q3 2000         Q1 2001        42.4%       90.7%
Reunion Park by Summit -- Raleigh, NC
  (1)....................................      248       14,300      Q1 2001         Q3 2001         8.2%       41.9%
Summit Grandview -- Charlotte, NC (1)....      266       45,500      Q4 2000         Q4 2001         0.0%       25.9%
Summit Deerfield -- Cincinnati, OH (1)...      498       41,500      Q3 2001         Q2 2002         1.2%        5.6%
                                             -----     --------
                                             2,082     $185,100
                                             =====     ========

---------------

(1) The related assets of such Communities are included in the Construction in Progress category at June 30, 2000.

In addition to the Communities listed in the table above, Summit Fairview located in Charlotte, North Carolina (135 apartment homes) and Summit Lenox located in Atlanta, Georgia (431 apartment homes) are existing Communities of the Company which are currently undergoing major renovations. The renovations include upgrades of the interior of the apartment homes (new cabinets, fixtures and other interior upgrades), upgrades to the parking lots and landscaping, as well as exterior painting of buildings. The renovations require that certain apartment homes be unavailable for rental over the course of the projects. The operations of Summit Fairview and Summit Lenox are included in lease-up Communities results due to the renovation work. The renovation work at Summit Fairview was substantially complete by the end of the second quarter of 2000 and the renovation work at Summit Lenox is expected to be completed by the end of the third quarter of 2000.

All Communities listed above were in lease-up during the three and six months ended June 30, 2000. Only Summit Lenox and Summit Fairview had operating activity during the three and six months ended June 30, 1999. The operating performance of these two Communities for the three and six months ended June 30, 2000 and 1999 is summarized below (dollars in thousands):

                                                  THREE MONTHS ENDED    SIX MONTHS ENDED
                                                       JUNE 30,             JUNE 30,
                                                  ------------------    ----------------
                                                   2000       1999       2000      1999
                                                  -------    -------    ------    ------
Property revenues:
     Rental revenues............................  $3,127     $1,447     $5,471    $2,878
     Other property revenue.....................     303         69        452       140
                                                  ------     ------     ------    ------
          Total property revenues...............   3,430      1,516      5,923     3,018
                                                  ------     ------     ------    ------
Property operating and maintenance expense......   1,236        592      2,262     1,176
                                                  ------     ------     ------    ------
Property operating income.......................  $2,194     $  924     $3,661    $1,842
                                                  ======     ======     ======    ======
Number of apartment homes.......................   2,648        566      2,648       566
                                                  ======     ======     ======    ======

OPERATING PERFORMANCE OF THE COMPANY'S DISPOSITION COMMUNITIES

Disposition communities consist of the former Summit Creekside, Summit Eastchester and Summit Sherwood communities in 2000 (the "2000 Dispositions"). The 1999 dispositions consist of the 2000 Dispositions as well as the following communities sold during 1999 (referred to herein using former community names):
Summit Hampton, Summit Oak, Summit Beacon Ridge, Summit McIntosh, Summit Perico, Summit Heron's Run and Summit Eastridge. The operating performance of these communities is summarized below (dollars in thousands):

                                                  THREE MONTHS ENDED    SIX MONTHS ENDED
                                                       JUNE 30,             JUNE 30,
                                                  ------------------    ----------------
                                                   2000       1999       2000      1999
                                                  -------    -------    ------    ------
Property revenues:
     Rental revenues............................  $  338     $3,492     $1,142    $7,120
     Other property revenue.....................      22        247         58       507
                                                  ------     ------     ------    ------
          Total property revenues...............     360      3,739      1,200     7,627
                                                  ------     ------     ------    ------
Property operating and maintenance expense......     143      1,476        403     2,974
                                                  ------     ------     ------    ------
Property operating income.......................  $  217     $2,263     $  797    $4,653
                                                  ======     ======     ======    ======
Number of apartment homes.......................     480      1,998        480     1,998
                                                  ======     ======     ======    ======

OPERATING PERFORMANCE OF SUMMIT MANAGEMENT COMPANY

The operating performance of the Management Company and its wholly-owned subsidiary, Summit Apartment Builders, Inc. (the "Construction Company"), for the three and six months ended June 30, 2000 and 1999 is summarized below (in thousands):

                                            THREE MONTHS ENDED       SIX MONTHS ENDED
                                                 JUNE 30,                JUNE 30,
                                            ------------------      ------------------
                                             2000        1999        2000        1999
                                            ------      ------      ------      ------
Revenue:
     Operating revenue....................  $2,464      $2,330      $5,090      $4,161
     Gain on sale of land.................      --          --         238          --
                                            ------      ------      ------      ------
Total revenue.............................   2,464       2,330       5,328       4,161
                                            ------      ------      ------      ------
Expenses:
     Operating............................   2,467       2,401       5,039       4,327
     Depreciation.........................      86          70         172         143
     Amortization.........................                              76
     Interest.............................      75          75         528         150
                                            ------      ------      ------      ------
Total expenses............................   2,704       2,622       5,890       4,770
                                            ------      ------      ------      ------
Net loss of Summit Management Company.....  $ (240)     $ (292)     $ (562)     $ (609)
                                            ======      ======      ======      ======

The increase in operating revenue for the three and six month periods was primarily the result of an increase in the management fee charged to the Company's Communities from 2.5% to 2.75% and higher revenues from construction activity. The increase in the management fee is the first increase since the Company's initial public offering in 1994. The Management Company sold a parcel of land in Raleigh, North Carolina on February 29, 2000 for $5.4 million that resulted in a gain on sale of $238,000. The increase in operating expenses was a result of increased construction activities and increased personnel at the Management Company in order to better support the Company's growth objectives, including improving the operating performance of its stabilized Communities. The increase in interest expense for the six month period resulted from an inter-company loan which was repaid during the first quarter of 2000.

Property management revenues included $272,000 and $328,000 of property management fees from third parties for the three months ended June 30, 2000 and 1999, respectively, and $550,000 and $653,000 for the six months ended June 30, 2000 and 1999, respectively. Property management fees from third parties as a percentage of total property management revenues were 16.8% and 20.6 % for the three months ended June 30, 2000 and 1999, respectively, and 16.4% and 21.4% for the six months ended June 30, 2000 and 1999, respectively.

All of the Construction Company's revenues are from contracts with the Company.

OTHER INCOME AND EXPENSES

Interest expense, including amortization of deferred financing costs, decreased by approximately $255,000 and $1.5 million for the three and six months ended June 30, 2000 compared with the same periods in 1999. This decrease was primarily the result of a decrease in the Company's average indebtedness outstanding. Average indebtedness outstanding decreased $16.3 million for the three months ended June 30, 2000 as compared to the same period in 1999. Average indebtedness outstanding decreased $53.3 million for the six months ended June 30, 2000 compared to the same period in 1999. These declines were partially offset by an increase in the effective interest rate from 6.61% to 6.89% for the three months ended June 30, 2000 as compared to the same period in 1999 and from
6.53 % to 6.94 % for the six months ended June 30, 2000 as compared to the same period in 1999.

Depreciation expense increased $780,000 and $1.4 million, or 9.1% and 8.5%, for the three and six months ended June 30, 2000, respectively, compared with the similar periods in 1999, primarily due to depreciation on recently developed Communities offset by a reduction in depreciation related to Communities sold.

General and administrative expenses increased $60,000, or 6.2%, for the three months ended June 30, 2000 and decreased $80,000, or 3.9%, for the six months ended June 30, 2000, in each case as compared to the same periods in 1999. As a percentage of total revenues, general and administrative expenses were 2.2% for the three months ended June 30, 2000 and 1999, and 2.1% and 2.3% for the six months ended June 30, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

  Liquidity

The Company's net cash provided by operating activities increased from $26.4 million for the six months ended June 30, 1999 to $33.4 million for the same period in 2000, primarily due to a $5.0 million decrease in the net cash used in accounts payable and accrued expenses operating activities ($871,000 decrease for the six months ended June 30, 2000 as compared to a $5.9 million decrease for the six months ended June 30, 1999), a $1.3 million decrease in net restricted cash used in operating activities ($1.9 million increase for the six months ended June 30, 2000 as compared to a $3.2 increase for the six months ended June 30, 1999) and a $1.5 million decrease in interest paid. The decrease in accounts payable and accrued expenses was due to the timing of payments and the increase in restricted cash was due to deposits placed into mortgage reserve escrows as well as interest income earned on all restricted cash accounts during the six months ended June 30, 2000. The decrease in cash paid for interest is due to the decrease in average indebtedness outstanding.

Net cash used in investing activities was $34.9 million for the six months ended June 30, 2000, while net cash provided by investing activities was $5.1 million for the same period in 1999. The change was due to the decrease in proceeds from the sale of Communities. Property sale proceeds in 1999 were placed in escrow in accordance with like-kind exchange income tax rules and regulations. Proceeds from the sale of Communities represent funds expended from these like-kind exchange escrows. In the event the proceeds from these property sales are not fully invested in qualified like-kind property during the required time period, a special distribution may be made or company level tax may be incurred. The increase in mortgages receivable was due to the acceptance of a promissory note in June 2000 in connection with the acquisition of a development site in Atlanta, Georgia.

Net cash provided by financing activities was $335,000 for the six months ended June 30, 2000 while net cash used in financing activities was $31.0 million for the same period in 1999. The change was primarily due to a decrease in net repayments on the Unsecured Credit Facility (as defined below) of $98.5 million ($9,000 for the six months ended June 30, 2000 as compared to $98.5 million for the same period in 1999), a decrease in net borrowings on unsecured bonds of $24.9 million due to the absence of MTN issuances during the six months ended June 30, 2000, a decrease in net proceeds from preferred units in Operating Partnership of $82.9 million due to the absence of issuances of preferred units in the six months ended June 30, 2000 and an increase in proceeds from mortgage debt due to $48.3 million of mortgage debt obtained during the six months ended June 30, 2000.

The ratio of earnings to fixed charges was 1.67 for the six months ended June 30, 2000 as compared to 1.86 for the six months ended June 30, 1999.

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

The Company's outstanding indebtedness at June 30, 2000 totaled $691.4 million. This amount includes approximately $305.7 million of fixed rate conventional mortgages, $37.7 million of variable rate tax-exempt bonds, $266.0 million of unsecured notes, $4.0 million of tax-exempt fixed rate mortgages, and $78.0 million under the Unsecured Credit Facility (as defined below).

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

  Credit Facility

The Company has a syndicated unsecured line of credit (the "Unsecured Credit Facility") in the amount of $200 million. The Unsecured Credit Facility provides funds for new development, acquisitions and general working capital purposes. The Unsecured Credit Facility has a three-year term, expiring on March 27, 2001, with two one-year extension options available with the consent of the lenders and will initially bear interest at LIBOR+90 basis points based upon the Company's current credit rating of BBB- by Standard & Poor's Rating Services and Baa3 by Moody's Investors Service. The interest rate will be reduced in the event an upgrade of the Company's unsecured credit rating is obtained. The Unsecured Credit Facility also provides a bid option sub-facility equal to a maximum of fifty percent of the total facility ($100 million). This sub-facility provides the Company with the option to place borrowings in a fixed LIBOR contract up to 180 days.

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

On April 20, 2000, the Company commenced a new program for the sale by the Operating Partnership of up to $250 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance. The new program was established under the Company's and the Operating Partnership's existing shelf registration statement. On July 19, 2000, the Operating Partnership issued Medium-Term Notes with an aggregate principal amount of $10 million which are due on July 19, 2010 and bear interest at 8.50% per year.

  Private Placement of Preferred Units

On April 29, 1999, the Operating Partnership completed a private placement of
3.4 million of its 8.95% Series B Cumulative Redeemable Perpetual Preferred Units (the "Series B Preferred Units") to two institutional investors at a price of $25.00 per unit. The net proceeds of approximately $83 million were used to repay amounts outstanding under the Company's Unsecured Credit Facility. The Series B Preferred Units may be exchanged by the holders into shares of 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock of the Company ("Series B Preferred Shares") on a one-for-one basis. Holders of the Series B Preferred Units may exercise their exchange right (a) at any time on or after April 29, 2009, (b) at any time if full quarterly distributions are not made for six quarters, or (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the Series B Preferred Units for federal income tax purposes. The Operating Partnership may redeem the Series B Preferred Units at any time on or after April 29, 2004 for cash at a redemption price equal to the redeemed holder's capital account (initially $25.00 per unit), plus all accumulated, accrued and unpaid distributions or dividends. In lieu of cash, the Operating Partnership may elect to deliver Series B Preferred Shares on a one-for-one basis, plus an amount equal to all accumulated, accrued and unpaid distributions or dividends. The Series B Preferred Units have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Company or the Operating Partnership. Distributions on the Series B Preferred Units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.95% per annum of the $25.00 original capital contribution. The Operating Partnership made distributions to the holders of the Series B Preferred Units in the aggregate amount of approximately $5.1 million during the year ended December 31, 1999 and in the aggregate amount of approximately $3.8 million during the six months ended June 30, 2000.

On September 3, 1999, the Operating Partnership completed a private placement of
2.2 million of its 8.75% Series C Cumulative Redeemable Perpetual Preferred Units (the "Series C Preferred Units") to an institutional investor at a price of $25.00 per unit. The net proceeds of approximately $54 million were used to repay amounts outstanding under the Company's Unsecured Credit Facility. The Series C Preferred Units may be exchanged by the holder into shares of 8.75% Series C Cumulative Redeemable Perpetual Preferred Stock of the Company ("Series C Preferred Shares") on a one-for-one basis. The holder of the Series C Preferred Units may exercise its exchange right (a) at any time on or after September 3, 2009, (b) at any time if full quarterly distributions are not made for six quarters, (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the Series C Preferred Units for federal income tax purposes, or (d) at any time that such institutional investor's holdings in the Operating Partnership exceed 18% of the total profits of or capital interests in the Operating Partnership for a taxable year. The Operating Partnership may redeem the Series C Preferred Units at any time on or after September 3, 2004 for cash at a redemption price equal to the redeemed holder's capital account (initially $25.00 per unit), plus all accumulated, accrued and unpaid distributions or dividends. The Series C Preferred Units have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Company or the Operating Partnership. Distributions on the Series C Preferred Units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.75% per annum of the $25.00 original capital contribution. The Operating Partnership made distributions to the holder of the Series C Preferred Units in the aggregate amount of approximately $1.5 million during the year ended December 31, 1999 and in the aggregate amount of approximately $2.4 million during the six months ended June 30, 2000.

  Common Stock Repurchase Program

On May 11, 1999, the Board of Directors of the Company authorized a common stock repurchase program pursuant to which the Company was authorized to purchase up to an aggregate of $50 million of currently issued and outstanding Common Stock of the Company (the "$50 Million Program"). All repurchases have been made on the open market at prevailing prices or in privately negotiated transactions. During the three month period ended March 31, 2000, the Company completed the $50 Million Program by repurchasing 131,900 shares of Common Stock for an aggregate purchase price, including commissions, of approximately $2.5 million, or an average price of $18.88 per share. The Company repurchased a total of 2.5 million shares of common stock under the $50 Million Program for an aggregate purchase price, including commissions, of approximately $50 million, or an average price of $19.63 per share.

On March 12, 2000, the Board of Directors of the Company authorized a new common stock repurchase program pursuant to which the Company is authorized to purchase up to an aggregate of $25 million of currently issued and outstanding Common Stock of the Company (the "$25 Million Program"). All repurchases have and will be made on the open market at prevailing prices or in privately negotiated transactions. This authority may be exercised from time to time and in such amounts as market conditions warrant. During the six months ended June 30, 2000, the Company repurchased 229,400 shares of Common Stock under the $25 Million Program for an aggregate purchase price, including commissions, of approximately $4.5 million, or an average price of $19.43 per share.

  Employee Loan Program

The Board of Directors of the Company believes that ownership of the Company's Common Stock by executive officers and certain other qualified employees of the Company and its subsidiaries will align the interests of such officers and employees with the interests of the stockholders of the Company. To this end, the Board of Directors approved and the Company instituted a loan program whereby the Company may lend amounts to or on behalf of certain of the Company's executive officers and key employees to (i) finance the purchase of Common Stock on the open market at then-current market prices; (ii) finance an employee's payment of the exercise price of one or more stock options to purchase shares of Common Stock granted to such employee; or (iii) finance the annual tax liability or other expenses of an executive officer related to the vesting of shares of Common Stock which constitute a portion of a restricted stock award granted to such executive officer. The Company has amended the terms of the loan program from time to time since its inception in 1997. In December 1999, the Board of Directors increased the maximum aggregate amounts that may be loaned to executive officers and other key employees of the Company and its subsidiaries. The $7.3 million increase in employee notes receivable from December 31, 1999 to June 30, 2000 represents loans extended to certain executive officers and key employees of the Company under the loan program. The relevant officer or employee has executed a Promissory Note and Security Agreement ("Note") related to each loan extended by the Company during 2000. Such ten-year Notes bear interest at the applicable federal rate as established by the Internal Revenue Service, are full recourse to the officers and employees and are collateralized by the shares of Common Stock which are the subject of the loans.

  Performance Stock Award Plan

In January 1998, the Company agreed to award key employees of the Company certain amounts of Common Stock under the Company's Performance Stock Award Plan. The amount of Common Stock to be granted to the key employees is based upon the Company's average annual return (share appreciation and distributions) from the date of the award to the third anniversary of the award. The number of shares to be granted under the Performance Stock Award Plan ranges from none (in the event the Company achieves less than a 11% average annual return) to 47,350 (in the event the Company achieves a 15% or greater annual return). The starting Common Stock price for the purposes of calculating appreciation was $21.375, fair market value at date of award ($19.87 for one executive officer of the Company). The Company's stock price subsequent to June 30, 2000 is above the minimum price for calculating the number of grants. The Company has recorded $143,000 in accrued compensation expense related to this Performance Stock Award Plan as of June 30, 2000.

COMMUNITY DISPOSITIONS AND ACQUISITIONS

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

On May 24, 2000, the Company sold two apartment communities, formerly known as Summit Eastchester (172 apartment homes) located in High Point, North Carolina, and Summit Sherwood (190 apartment homes) located in Winston-Salem, North Carolina, for $16.1 million in the aggregate. The disposition of these two communities resulted in the recognition of a gain on sale of $5.7 million in the aggregate. The aggregate net proceeds of $15.9 million were placed into escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations and are expected to be used to fund future development communities.

On August 1, 2000, the Company exercised its option to purchase two Communities, Summit Shiloh (182 apartment homes) and Summit Sweetwater (308 apartment homes) at an aggregate purchase price of $36 million. The acquisition was primarily financed with the issuance of 96,455 Operating Partnership Units in Summit Properties Partnership, L.P., (the "Operating Partnership"), and the payment of $ 33.7 million in cash.

DEVELOPMENT ACTIVITY

The Company's construction in progress at June 30, 2000 is summarized as follows (dollars in thousands):

                                                                   TOTAL                ESTIMATED   ANTICIPATED
                                                     APARTMENT   ESTIMATED   COST TO     COST TO    CONSTRUCTION
COMMUNITY                                              HOMES       COSTS       DATE     COMPLETE     COMPLETION
---------                                            ---------   ---------   --------   ---------   ------------
Summit Ashburn Farm -- Loudon County, VA (1).......      162     $ 14,600    $ 13,143   $  1,457      Q3 2000
Summit Grandview -- Charlotte, NC (1)..............      266       45,500      37,176      8,324      Q4 2000
Summit Russett II -- Laurel, MD....................      112        9,900       6,584      3,316      Q4 2000
Reunion Park by Summit -- Raleigh, NC (1)..........      248       14,300      13,613        687      Q1 2001
Summit Deerfield -- Cincinnati, OH (1).............      498       41,500      24,421     17,079      Q3 2001
Summit Crest -- Raleigh, NC........................      438       30,700       8,516     22,184      Q3 2001
Summit Overlook -- Raleigh, NC.....................      320       25,500       6,352     19,148      Q3 2001
Summit Peachtree City -- Atlanta, GA...............      399       31,500       9,371     22,129      Q4 2001
Summit Grand Parc -- Washington, DC................      105       29,400      10,279     19,121      Q1 2002
Other development and construction costs (2).......       --           --      21,675         --
                                                       -----     --------    --------   --------
                                                       2,548     $242,900    $151,130   $113,445
                                                       =====     ========    ========   ========

---------------

(1) These communities were in lease-up at June 30, 2000.
(2) Consists primarily of land held for development and other pre-development costs.

Estimated costs to complete the development Communities represent substantially all of the Company's material commitments for capital expenditures.

Certain Factors Affecting the Performance of Development Communities

The Company is optimistic about the operating prospects of the Communities under construction. However, as with any development community, there are uncertainties and risks associated with the development of the Communities described above. While the Company has prepared development budgets and has estimated completion and stabilization target dates based on what it believes are reasonable assumptions in light of current conditions, there can be no assurance that actual costs will not exceed current budgets or that the Company will not experience construction delays due to the unavailability of materials, weather conditions or other events.

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

In addition, the Company is conducting feasibility and other pre-development work for nine Communities. The Company could abandon the development of any one or more of these potential Communities in the event that it determines that market conditions do not support development, financing is not available, or is not available on favorable terms, or other circumstances arise which may prevent development. Similarly, there can be no assurance that, if the Company does pursue one or more of these potential Communities, that it will be able to complete construction within the currently estimated development budgets or that construction can be started at the time currently anticipated.

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

Funds from Operations and Funds Available for Distribution for the six months ended June 30, 2000 and 1999 are calculated as follows (dollars in thousands):

                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                      JUNE 30,                    JUNE 30,
                                              -------------------------   -------------------------
                                                 2000          1999          2000          1999
                                              -----------   -----------   -----------   -----------
Net income..................................  $    11,792   $    13,139   $    21,329   $    20,919
Minority interest of Common Unitholders in
  Operating Partnership.....................        1,924         2,051         3,492         3,269
Gain on sale of real estate assets..........       (5,446)       (6,307)       (7,886)       (6,307)
Gain on sale of real estate
  assets -- Management Company..............           --            --          (238)           --
                                              -----------   -----------   -----------   -----------
     Adjusted net income....................        8,270         8,883        16,697        17,881
Depreciation:
     Real estate assets.....................        9,326         8,577        18,178        16,804
     Real estate joint ventures.............          415           184           598           367
                                              -----------   -----------   -----------   -----------
Funds from Operations.......................       18,011        17,644        35,473        35,052
     Recurring capital expenditures (1).....       (1,563)       (2,152)       (2,515)       (3,191)
                                              -----------   -----------   -----------   -----------
Funds Available for Distribution............  $    16,448   $    15,492   $    32,958   $    31,861
                                              ===========   ===========   ===========   ===========
Non-recurring capital expenditures (1)
  (2).......................................  $      (395)  $    (1,395)  $    (1,338)  $    (2,286)
                                              ===========   ===========   ===========   ===========
Cash Flow Provided By (Used In):
     Operating Activities...................  $    21,848   $    13,359   $    33,380   $    27,760
     Investing Activities...................      (23,840)       19,810       (34,894)        5,087
     Financing Activities...................        1,414       (33,256)          335       (32,298)
                                              ===========   ===========   ===========   ===========
Weighted average shares and units
  outstanding -- diluted....................   30,696,803    32,856,145    30,787,712    32,813,134
                                              ===========   ===========   ===========   ===========

---------------

(1) Recurring capital expenditures are expected to be funded from operations and consist primarily of interior painting, carpets, new appliances, vinyl, blinds, tile, and wallpaper. In contrast, non-recurring capital expenditures, such as major improvements, new garages and access gates, are expected to be funded by financing activities and, therefore, are not included in the calculation of Funds Available for Distribution.
(2) Non-recurring capital expenditures for the six months ended June 30, 2000 and 1999 primarily consist of: $1.1 million and $1.5 million for major renovations in 2000 and 1999, respectively; $53,000 and $343,000 for access gates and security fences in 2000 and 1999, respectively; and $80,000 and $465,000 in other revenue enhancement expenditures in 2000 and 1999, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company's market risk since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                                    PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 9, 2000, the Company held its 2000 Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, stockholders of the Company were asked to consider a proposal to elect three Class III directors of the Company to serve until the 2003 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. William B. McGuire, Jr., William F. Paulsen and James M. Allwin were nominated by the Board of Directors to serve as Class III directors of the Company. Mr. McGuire received 20,149,358 votes in favor of his election with 185,577 votes withheld; Mr. Paulsen received 20,141,800 votes in favor of his election with 193,135 votes withheld; and Mr. Allwin received 20,144,297 votes in favor of his election with 190,637 votes withheld. As a result, Messrs. McGuire, Paulsen and Allwin were elected as Class III directors of the Company to serve until the 2003 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

   4.1 Supplemental Indenture No. 4, dated as of April 20, 2000, between the Operating Partnership and First Union National
         Bank, as trustee, including a form of Floating Rate
         Medium-Term Note and a form of Fixed Rate Medium-Term Note
         (incorporated herein by reference to Exhibit 4.2 to the Operating Partnership's Current Report on Form 8-K filed on
         April 28, 2000, File No. 0-22411)
  10.1   Amended and Restated Agreement of Limited Partnership of
         Summit Properties Partnership, L.P. dated as of May 23, 2000
         (incorporated herein by reference to Exhibit 3.1 to the Operating Partnership's Current Report on Form 8-K filed on
         May 30, 2000, File No. 0-22411)
 *10.2 Employment Agreement, dated as of January 10, 1994, by and between Summit Management Company and Randall M. Ell
 *10.3 Executive Severance Agreement, dated as of June 1, 2000, by and between the Company and Randall M. Ell
 *10.4 Noncompetition Agreement, dated as of June 1, 2000, by and among the Company, Summit Management Company and Randall M.
         Ell
  10.5 Indemnification Agreement, dated as of June 1, 2000, by and among the Company, the Operating Partnership and Randall M.
         Ell (the form of indemnification agreement with Mr. Ell is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, File No. 1-12792)
 *10.6 Promissory Notes and Security Agreements, dated various dates from April 1, 1998 through May 17, 2000, evidencing loans in the aggregate amount of $358,399 to Randal M. Ell for the purpose of purchasing shares of Common Stock of the Company.
 *12.1   Statement Regarding Calculation of Ratio of Earnings to
         Fixed Charges for the Six Months ended June 30, 2000.
 *27.1   Financial Data Schedule--Six Months ended June 30, 2000 (for
         SEC use only)

---------------

* Filed herewith

(b) Reports on Form 8-K

On April 28, 2000, the Company filed a current report on Form 8-K dated April 20, 2000, in connection with the commencement of the Operating Partnership's new Medium-Term Note Program.

On May 30, 2000, the Company filed a Current Report on Form 8-K dated May 23, 2000, in connection with (i) an amendment to the Operating Partnership's Agreement of Limited Partnership (the "Partnership Agreement") which eliminated the preemptive rights of certain limited partners contained therein and (ii) the simultaneous amendment and restatement of the Partnership Agreement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SUMMIT PROPERTIES INC.

August 11, 2000                                            /s/ WILLIAM F. PAULSEN
--------------------------------------------    --------------------------------------------
(Date)                                                      William F. Paulsen,
                                                          Chief Executive Officer

August 11, 2000                                            /s/ MICHAEL L. SCHWARZ
--------------------------------------------    --------------------------------------------
(Date)                                                      Michael L. Schwarz,
                                                        Executive Vice President and
                                                          Chief Financial Officer