Form 10-Q
period 2000-09-30
SUMMIT PROPERTIES INC
filed 2000-11-13
CIK 915773

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(MARK ONE)

          [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended September 30, 2000

                                       OR

          [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ________ to ________

                         Commission file number 1-12792

                             SUMMIT PROPERTIES INC.
             (Exact name of registrant as specified in its charter)

                  MARYLAND                                      56-1857807
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

          309 EAST MOREHEAD STREET
                  SUITE 200
          CHARLOTTE, NORTH CAROLINA                                28202
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

              26,400,114 shares outstanding as of November 7, 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             SUMMIT PROPERTIES INC.
                                     INDEX

                                                                        PAGE
                                                                        ----
PART I    FINANCIAL INFORMATION
Item 1    Financial Statements
          Consolidated Balance Sheets as of September 30, 2000 and
            December 31, 1999 (Unaudited).............................    3
          Consolidated Statements of Earnings for the three and nine
            months ended September 30, 2000 and 1999 (Unaudited)......    4
          Consolidated Statement of Stockholders' Equity for the nine
            months ended September 30, 2000 (Unaudited)...............    5
          Consolidated Statements of Cash Flows for the nine months
            ended September 30, 2000 and 1999 (Unaudited).............    6
          Notes to Consolidated Financial Statements (Unaudited)......    7
Item 2    Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   15
Item 3    Quantitative and Qualitative Disclosures about Market
            Risk......................................................   27

PART II   OTHER INFORMATION
Item 2    Changes in Securities.......................................   28
Item 6    Exhibits and Reports on Form 8-K............................   28
          Signatures..................................................   29

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             SUMMIT PROPERTIES INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
ASSETS
Real estate assets:
  Land and land improvements................................   $  183,786      $  174,615
  Buildings and building improvements.......................      955,966         893,179
  Furniture, fixtures and equipment.........................       73,800          68,437
                                                               ----------      ----------
                                                                1,213,552       1,136,231
  Less: accumulated depreciation............................     (143,633)       (129,620)
                                                               ----------      ----------
          Operating real estate assets......................    1,069,919       1,006,611
  Construction in progress..................................      177,272         148,587
                                                               ----------      ----------
          Net real estate assets............................    1,247,191       1,155,198
Cash and cash equivalents...................................        2,799           4,130
Restricted cash.............................................       39,848          40,080
Investments in Summit Management Company, real estate joint
  ventures and other investments............................          916             583
Deferred financing costs, net...............................        7,882           6,657
Notes receivable............................................        8,041           3,268
Other assets................................................        8,063           7,497
                                                               ----------      ----------
Total assets................................................   $1,314,740      $1,217,413
                                                               ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes payable.............................................   $  743,412      $  649,632
  Accounts payable and accrued expenses.....................       26,563          25,626
  Dividends and distributions payable.......................       13,439          12,984
  Accrued interest payable..................................        4,600           7,018
  Security deposits and prepaid rents.......................        4,022           3,850
                                                               ----------      ----------
          Total liabilities.................................      792,036         699,110
                                                               ----------      ----------
Commitments and contingencies
Minority interest of common unitholders in Operating
  Partnership...............................................       54,867          54,698
Minority interest of preferred unitholders in Operating
  Partnership...............................................      136,261         136,270
Stockholders' equity:
     Preferred stock, $.01 par value -- 25,000,000 shares
      authorized, no shares issued and outstanding..........           --              --
     Common stock, $.01 par value -- 100,000,000 shares
      authorized, 26,353,703 and 26,374,446 shares issued
      and outstanding in 2000 and 1999, respectively........          264             264
     Additional paid-in capital.............................      413,228         412,874
     Accumulated deficit....................................      (68,091)        (80,555)
     Employee notes receivable..............................      (12,717)         (4,861)
     Unamortized restricted stock compensation..............       (1,108)           (387)
                                                               ----------      ----------
          Total stockholders' equity........................      331,576         327,335
                                                               ----------      ----------
Total liabilities and stockholders' equity..................   $1,314,740      $1,217,413
                                                               ==========      ==========

See notes to consolidated financial statements.

                             SUMMIT PROPERTIES INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                                              SEPTEMBER 30,               SEPTEMBER 30,
                                                        -------------------------   -------------------------
                                                           2000          1999          2000          1999
                                                        -----------   -----------   -----------   -----------
Revenues:
    Rental............................................  $    44,653   $    41,623   $   128,257   $   122,437
    Other property income.............................        3,442         2,923         9,555         7,847
    Interest..........................................          665           380         2,404         2,213
    Other income......................................          155            84           468           217
                                                        -----------   -----------   -----------   -----------
             Total revenues...........................       48,915        45,010       140,684       132,714
                                                        -----------   -----------   -----------   -----------
Expenses:
    Property operating and maintenance:
         Personnel....................................        3,542         3,507         9,661         9,940
         Advertising and promotion....................          739           680         1,987         1,930
         Utilities....................................        2,290         2,236         6,426         6,363
         Building repairs and maintenance.............        2,183         2,313         6,295         6,438
         Real estate taxes and insurance..............        4,982         4,114        14,285        13,146
         Depreciation.................................        9,626         8,824        27,910        25,682
         Property supervision.........................        1,308         1,068         3,766         3,112
         Other operating expenses.....................          751           683         2,112         2,191
                                                        -----------   -----------   -----------   -----------
             Total property operating and maintenance
               expense................................       25,421        23,425        72,442        68,802
    Interest..........................................       10,089         8,988        28,544        28,963
    Amortization of financing costs...................          256           249           731           744
    General and administrative........................        1,058           870         3,020         2,912
    Loss on equity investments:
         Summit Management Company....................          123           354           685           961
         Real estate joint ventures...................          249            12           397            26
                                                        -----------   -----------   -----------   -----------
             Total expenses...........................       37,196        33,898       105,819       102,408
                                                        -----------   -----------   -----------   -----------
Income before gain on sale of real estate assets,
  minority interest of common unitholders in Operating
  Partnership, dividends to preferred unitholders in
  Operating Partnership and extraordinary items.......       11,719        11,112        34,865        30,306
Gain on sale of real estate assets....................       21,346         2,487        29,232         8,793
                                                        -----------   -----------   -----------   -----------
Income before minority interest of common unitholders
  in Operating Partnership, dividends to preferred
  Unitholders in Operating Partnership and
  extraordinary items.................................       33,065        13,599        64,097        39,099
Minority interest of common unitholders in Operating
  Partnership.........................................       (4,211)       (1,571)       (7,703)       (4,843)
Dividends to preferred unitholders in Operating
  Partnership.........................................       (3,105)       (2,276)       (9,315)       (3,593)
                                                        -----------   -----------   -----------   -----------
Income before extraordinary items.....................       25,749         9,752        47,079        30,663
Extraordinary items...................................         (111)           --          (111)           --
                                                        -----------   -----------   -----------   -----------
Net income............................................  $    25,638   $     9,752   $    46,968   $    30,663
                                                        ===========   ===========   ===========   ===========
Per share data:
    Income before extraordinary items -- basic........  $      0.98   $      0.35   $      1.79   $      1.09
                                                        ===========   ===========   ===========   ===========
    Income before extraordinary items -- diluted......  $      0.97   $      0.35   $      1.78   $      1.09
                                                        ===========   ===========   ===========   ===========
    Net income -- basic...............................  $      0.97   $      0.35   $      1.78   $      1.09
                                                        ===========   ===========   ===========   ===========
    Net income -- diluted.............................  $      0.97   $      0.35   $      1.77   $      1.09
                                                        ===========   ===========   ===========   ===========
    Dividends declared on common stock................  $      0.44   $      0.42   $      1.31   $      1.25
                                                        ===========   ===========   ===========   ===========
    Weighted average shares -- basic..................   26,296,521    27,484,627    26,322,037    28,065,166
                                                        ===========   ===========   ===========   ===========
    Weighted average shares -- diluted................   26,566,942    27,549,780    26,493,993    28,094,143
                                                        ===========   ===========   ===========   ===========

See notes to consolidated financial statements.

                             SUMMIT PROPERTIES INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                      UNAMORTIZED
                                           ADDITIONAL                  RESTRICTED     EMPLOYEE
                                  COMMON    PAID-IN     ACCUMULATED      STOCK         NOTES
                                  STOCK     CAPITAL       DEFICIT     COMPENSATION   RECEIVABLE    TOTAL
                                  ------   ----------   -----------   ------------   ----------   --------
Balance, December 31, 1999......   $264     $412,874     $(80,555)      $  (387)      $ (4,861)   $327,335
  Dividends.....................                          (34,504)                                 (34,504)
  Proceeds from dividend
     reinvestment and stock
     purchase plans.............      2        3,991                                                 3,993
  Repurchase of common stock....     (4)      (8,020)                                               (8,024)
  Conversion of common units to
     shares.....................                 875                                                   875
  Exercise of stock options.....      1        1,509                                                 1,510
  Issuance of restricted stock
     grants.....................      1        1,333                     (1,334)                        --
  Net down of restricted stock
     grants.....................                (116)                                                 (116)
  Amortization of restricted
     stock grants...............                                            613                        613
  Adjustment for minority
     interest of common
     unitholders in Operating
     Partnership................               1,354                                                 1,354
  Issuance of employee notes
     receivable.................                                                        (9,472)     (9,472)
  Repayment of notes receivable
     through stock redemption...                (572)                                      572          --
  Repayment of employee notes
     receivable.................                                                         1,044       1,044
  Net income....................                           46,968                                   46,968
                                   ----     --------     --------       -------       --------    --------
Balance, September 30, 2000.....   $264     $413,228     $(68,091)      $(1,108)      $(12,717)   $331,576
                                   ====     ========     ========       =======       ========    ========

See notes to consolidated financial statements.

                             SUMMIT PROPERTIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Cash flows from operating activities:
     Net income.............................................  $  46,968   $  30,663
     Adjustments to reconcile net income to net cash
      provided by operating activities:
       Minority interest of common unitholders in Operating
        Partnership.........................................      7,703       4,843
       Loss on equity investments...........................      1,082         987
       Gain on sale of real estate assets...................    (29,232)     (8,793)
       Extraordinary items..................................        111          --
       Depreciation and amortization........................     29,229      26,248
       Increase in restricted cash..........................     (2,627)     (3,807)
       Increase in other assets.............................     (1,478)     (1,278)
       Decrease in accrued interest payable.................     (2,418)     (2,203)
       Increase (decrease) in accounts payable and accrued
        expenses............................................          7      (6,723)
       Increase in security deposits and prepaid rents......        302          11
                                                              ---------   ---------
          Net cash provided by operating activities.........     49,647      39,948
                                                              ---------   ---------
Cash flows from investing activities:
     Increase in notes receivable...........................     (4,773)         --
     Construction of real estate assets and land
      acquisitions, net of payables.........................   (122,251)    (94,089)
     Purchase of communities................................    (33,127)         --
     Proceeds from sale of communities......................     83,677      96,246
     Capitalized interest...................................     (7,594)     (5,383)
     Recurring capital expenditures.........................     (4,006)     (5,083)
     Non-recurring capital expenditures, net of payables....     (1,957)     (3,916)
                                                              ---------   ---------
          Net cash used in investing activities.............    (90,031)    (12,225)
                                                              ---------   ---------
Cash flows from financing activities:
     Net borrowings (repayments) on line of credit..........     57,175    (111,508)
     Borrowings on unsecured bonds, net of debt issuance
      costs.................................................      9,545      24,638
     Proceeds from issuance of mortgage debt................     47,912          --
     Repayments of mortgage debt............................     (7,175)     (3,833)
     Repayments of tax exempt bonds.........................       (885)       (920)
     Repayments of unsecured notes..........................    (15,000)         --
     Net proceeds from dividend reinvestment and stock
      purchase plans........................................      3,993      14,615
     Dividends and distributions to common unitholders......    (39,811)    (40,177)
     Exercise of stock options..............................      1,510         182
     Decrease in advance proceeds from direct stock purchase
      plan..................................................         --      (9,474)
     Issuance of preferred units in Operating Partnership...         --     136,342
     Repurchase of common stock.............................     (8,024)    (34,614)
     Acquisition of minority interest.......................     (1,759)         --
     Repayments of employee notes receivable................      1,044          --
     Increase in employee notes receivable..................     (9,472)     (2,562)
                                                              ---------   ---------
          Net cash provided by (used in) financing
            activities......................................     39,053     (27,311)
                                                              ---------   ---------
Net (decrease) increase in cash and cash equivalents........     (1,331)        412
Cash and cash equivalents, beginning of period..............      4,130       2,837
                                                              ---------   ---------
Cash and cash equivalents, end of period....................  $   2,799   $   3,249
                                                              =========   =========
Supplemental disclosure of cash flow information --
  Cash paid for interest, net of capitalized interest.......  $  30,962   $  31,166
                                                              =========   =========

See notes to consolidated financial statements

SUMMIT PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by the management of Summit Properties Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's December 31, 1999 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

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

SUMMIT PROPERTIES INC.

--------------------------------------------------------------------------------

The following is a condensed balance sheet and income statement for Station Hill as of and for the nine months ended September 30, 2000 and 1999 (in thousands). The balance sheet and income statement set forth below reflect the financial position and operations of Station Hill in its entirety, not only the Company's interest therein.

                                                                BALANCE SHEET
                                                              -----------------
                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
Net real estate assets......................................  $87,493   $89,866
Cash and cash equivalents...................................    2,176     2,468
Other assets................................................      408       430
                                                              -------   -------
          Total assets......................................  $90,077   $92,764
                                                              =======   =======
Mortgages payable...........................................  $68,863   $69,652
Other liabilities...........................................    1,448     1,452
Partners' capital...........................................   19,766    21,660
                                                              -------   -------
          Total liabilities and partners' capital...........  $90,077   $92,764
                                                              =======   =======

                                                               INCOME STATEMENT
                                                              ------------------
                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Revenues....................................................  $9,267     $8,871
Expenses:
     Property operating.....................................   3,331      3,208
     Interest...............................................   3,474      3,513
     Depreciation and amortization..........................   2,256      2,232
                                                              ------     ------
          Total expenses....................................   9,061      8,953
                                                              ------     ------
Net income (loss)...........................................  $  206     $  (82)
                                                              ======     ======

The Company currently owns a 49% interest in a joint venture ("Joint Venture Project"), which is developing an apartment community. The Joint Venture Project is still under construction and has had limited operating activity thus far. The construction costs have been funded through a loan to the joint venture from an unrelated third party equal to 100% of the construction costs. During the construction period, in lieu of equity contributions to the joint venture, the Company has under certain circumstances, subsequent to demand by the third party lender, agreed to make contributions which would reduce the respective construction loan by an amount not to exceed 25% of the total construction loan amount. Any such contribution would be deemed to be all or a portion of the equity required to be contributed by the Company to the joint venture at the end of the construction and lease-up period. The Company has the right to purchase its joint venture partner's interest in the joint venture for a period of six months after the project becomes stabilized. If the Operating Partnership does not exercise its option with respect to the Joint Venture Project, it will be required to make a capital contribution of 25% of the project's total construction loan amount, as such capital contribution may have been previously reduced as described above. The balance sheet and income statement information for the Joint Venture Project is not material.

The Company formerly owned a 49% interest in each of two joint ventures, which developed apartment communities. The Company purchased its joint venture partner's interest in each of these two joint ventures on August 1, 2000. See footnote 3 below for further information on the purchase of these two communities. The two former joint venture projects were accounted for under the equity method of accounting until August 1, 2000 and, therefore, the operating results of such communities are presented in "Loss on equity investments: Real estate joint ventures" in the Company's consolidated statements of earnings.

SUMMIT PROPERTIES INC.

--------------------------------------------------------------------------------

3. COMMUNITY ACQUISITIONS AND DISPOSITIONS

On August 1, 2000, the Company purchased its joint venture partner's interest in each of two communities, Summit Shiloh (182 apartment homes) and Summit Sweetwater (308 apartment homes), for an aggregate purchase price of approximately $36 million. The Company formerly owned a 49% interest in separate joint ventures which developed such communities prior to the acquisitions. The acquisitions were primarily financed with the issuance of 96,455 common units of limited partnership interest in the Operating Partnership ("Common Units") in the aggregate valued at approximately $2.2 million and the payment of approximately $33.7 million in cash in the aggregate. The following summary of selected unaudited pro forma results of operations presents information as if the purchase of the Company's joint venture partner's interest in Summit Sweetwater and Summit Shiloh had occurred at the beginning of each period presented. The pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future (in thousands, except per share amounts):

                                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                                     SEPTEMBER 30,         SEPTEMBER 30,
                                                  -------------------   -------------------
                                                    2000       1999       2000       1999
                                                  --------   --------   --------   --------
Total revenues..................................  $49,337    $45,309    $131,195   $133,026
Income before extraordinary items...............  $25,907    $ 9,664    $ 46,423   $ 30,471
Net income......................................  $25,796    $ 9,664    $ 46,312   $ 30,471
Income before extraordinary items per share:
     Basic......................................  $  0.99    $  0.35    $   1.76   $   1.09
     Diluted....................................  $  0.98    $  0.35    $   1.75   $   1.08
Net income per share:
     Basic......................................  $  0.98    $  0.35    $   1.76   $   1.09
     Diluted....................................  $  0.97    $  0.35    $   1.75   $   1.08

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

On September 21, 2000, the Company sold an apartment community located in Indianapolis, Indiana, formerly known as Summit River Crossing (314 apartment homes) for $24.8 million. The disposition of Summit River Crossing resulted in the recognition of a gain on sale of $7.3 million. The net proceeds of $24.3 million were used to reduce the balance outstanding under the Company's unsecured credit facility (as hereinafter defined).

On September 27, 2000, the Company sold two apartment communities, formerly known as Summit Blue Ash (242 apartment homes) and Summit Park (317 apartment homes), both located in Cincinnati, Ohio for $34.5 million in the aggregate. The disposition of these two communities resulted in the recognition of a gain on sale of $14.1 million in the aggregate. The aggregate net proceeds of $34.3 million were placed into escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations and are expected to be used to fund future development communities.

SUMMIT PROPERTIES INC.

--------------------------------------------------------------------------------

4. MORTGAGES RECEIVABLE

Mortgages receivable consist of three promissory notes with interest rates ranging from 7.50% to 9.15% and various maturity dates ranging through December 2005. One of these three mortgages, with a balance of approximately $2.8 million, was repaid on October 18, 2000.

5. NOTES PAYABLE

On September 26, 2000, the Company obtained a new syndicated unsecured revolving line of credit (the "Unsecured Credit Facility") in the amount of $225 million which replaced the Company's existing $200 million unsecured credit facility. The Unsecured Credit Facility has a three year term with annual extension options and bears interest at LIBOR + 100 basis points based on the Company's current credit rating of BBB- by Standard & Poor's Rating Services and Baa3 by Moody's Investors Service. The spread component of the interest rate will adjust downward in the event the Company obtains an upgrade in its unsecured debt rating. The Unsecured Credit Facility also provides a bid option sub-facility equal to a maximum of fifty percent of the total facility ($112.5 million). This sub-facility provides the Company with the option to place borrowings in a fixed LIBOR contract up to 180 days. The Unsecured Credit Facility is repayable monthly on an interest only basis with principal due at maturity. The balance outstanding under the Unsecured Credit Facility was $136.5 million at September 30, 2000.

On May 29, 1998, the Company established a program for the sale by the Operating Partnership of up to $95 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance (the "MTN Program"). The Operating Partnership issued Medium-Term Notes with an aggregate principal amount of $80 million in connection with the MTN Program as follows: (i) on July 28, 1998, the Company sold $30 million of notes which are due on July 30, 2001 and bear interest at 6.75% per year; (ii) on October 5, 1998, the Operating Partnership sold $25 million of notes (6.71%) which matured and were repaid on October 5, 2000; and (iii) on March 18, 1999, the Operating Partnership sold $25 million of notes which are due on March 16, 2009 and bear interest at 7.59% per year.

On April 20, 2000, the Company commenced a new program for the sale by the Operating Partnership of up to $250 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance. The new program was established under the Company's and the Operating Partnership's existing shelf registration statement. The Medium-Term Notes may be issued by the Operating Partnership from time to time in the future subject to market conditions and other factors. On July 19, 2000, the Operating Partnership issued Medium-Term Notes with an aggregate principal amount of $10 million which are due on July 19, 2010 and bear interest at 8.50% per year. On October 20, 2000, the Operating Partnership issued Medium-Term Notes with an aggregate principal amount of $17 million which are due on October 20, 2003 and bear interest at 7.87% per year.

6. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

While the Company has historically had limited involvement with derivative financial instruments, the Company may utilize such instruments in certain situations to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments and prospective financing transactions. The Company does not utilize derivative financial instruments for trading purposes. On September 16, 1999, the Company entered into an interest rate swap agreement with a notional amount of $30 million, relating to $30 million of unsecured notes issued by the Operating Partnership which carry a fixed interest rate of 6.625% per annum (the "Fixed Rate"). Under the interest rate swap agreement, through the maturity date of such notes of December 15, 2003, (i) the Company has agreed to pay to the counterparty the interest that would have been incurred on the $30 million principal amount of the notes at a floating interest rate of LIBOR plus 11 basis points (the "Floating Rate"), and

SUMMIT PROPERTIES INC.

--------------------------------------------------------------------------------

(ii) the counterparty has agreed to pay to the Company the interest incurred on the same principal amount at the Fixed Rate. The Floating Rate at September 30, 2000 was 6.77%.

7. RESTRICTED STOCK

During the nine months ended September 30, 2000 and 1999, the Company granted 72,805 and 23,331 shares, respectively, of restricted stock to employees under the Company's 1994 Stock Option and Incentive Plan. The market value of the restricted stock grants awarded during these nine months in 2000 and 1999 totaled approximately $1.3 million and $398,000, respectively, which has been recorded as unamortized restricted stock compensation and is shown as a separate component of stockholders' equity. Unearned compensation related to these restricted stock grants is being amortized to compensation cost over the vesting periods which range from three to five years.

In January 1998, the Company agreed to award certain key employees of the Company shares of restricted stock, par value $.01 per share ("Common Stock") under the Company's Performance Stock Award Plan. The number of shares of restricted stock to be granted to the key employees is based upon the Company's average annual return to shareholders (share appreciation and distributions) from the date of the award to the third anniversary of the award. The number of shares to be granted under the Performance Stock Award Plan ranges from none (in the event the Company achieves less than an 11% average annual return) to 106,538 (in the event the Company achieves a 15% or greater average annual return to shareholders). The starting stock price for the purposes of calculating appreciation was $21.375, the fair market value of the Company's Common Stock at the date of award ($19.87 for one executive officer of the Company). One half of any restricted stock granted under the Performance Stock Award Plan will vest on January 1, 2001, 25% will vest on January 1, 2002 and the remaining 25% will vest on January 1, 2003.

8. SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the nine months ended September 30, 2000 and 1999 are as follows:

     A. The Company accrued dividends and distributions payable in the amounts of $13.4 million and $13.1 million at September 30, 2000 and 1999, respectively.

     B. The Company issued 72,805 and 23,331 shares of restricted stock valued at approximately $1.3 million and $398,000 during the nine months ended September 30, 2000 and 1999, respectively.

     C. The Company issued 43,545 shares of Common Stock in exchange for 43,545 Common Units during the nine months ended September 30, 2000. The value of these shares of Common Stock was approximately $875,000.

     D. The Company sold six communities and three communities during the nine months ended September 30, 2000 and 1999, respectively, receiving aggregate net proceeds of $80.3 million and $13.3 million, respectively. The net proceeds of five of the six communities sold in 2000 and all of the communities sold during 1999 were placed in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations. Such proceeds are shown on the balance sheet as "Restricted cash" and will be used to fund the future development of communities. The respective purchasers of two of the communities sold in 1999 assumed the related outstanding debt balances associated with such communities of $14.8 million in the aggregate.

     E. The Company purchased its joint venture partner's interest in each of two communities during the nine months ended September 30, 2000 at an aggregate purchase price of approximately $36 million. The acquisitions were primarily financed with the issuance of 96,455 Common Units in the aggregate valued

SUMMIT PROPERTIES INC.

--------------------------------------------------------------------------------

        at approximately $2.2 million as well as the payment of approximately $33.7 million in cash in the aggregate.

9. MINORITY INTEREST

Minority interest of common unitholders consists of the following at September 30, 2000 and December 31, 1999 (in thousands):

                                                               2000      1999
                                                              -------   -------
Minority interest of common unitholders in Operating
  Partnership...............................................  $55,327   $55,065
Minority interest of one operating community................     (460)     (367)
                                                              -------   -------
                                                              $54,867   $54,698
                                                              =======   =======

As of September 30, 2000, there were 30,749,410 Common Units outstanding, of which 26,353,703, or 85.7%, were owned by the Company and 4,395,707, or 14.3%, were owned by other partners (including certain officers and directors of the Company).

Proceeds from shares of Common Stock issued by the Company are contributed to the Operating Partnership for an equivalent number of Common Units. Total Common Stock issued by the Company and the proceeds therefrom contributed to the Operating Partnership for an equivalent number of Common Units was 325,000 and 873,000 shares valued at $5.5 million ($16.92 per share average) and $15.3 million ($17.58 per share average) for the nine months ended September 30, 2000 and 1999, respectively. No individual transaction significantly changed the Company's ownership percentage in the Operating Partnership. The Company's ownership percentage in the Operating Partnership was 85.7% and 85.6% as of September 30, 2000 and December 31, 1999, respectively.

The Company issued 96,455 Common Units valued at approximately $2.2 million in connection with the purchase by the Company of its joint venture partner's interest in each of two communities during the nine months ended September 30, 2000.

Under certain circumstances, as required by the holders of Common Units, the Company can issue shares of Common Stock in exchange for Common Units owned by other partners on a one-for-one basis or may purchase Common Units for cash. Shares of Common Stock exchanged for Common Units are valued based upon the market price per share of the Company's Common Stock at the date of the exchange. During the nine month period ended September 30, 2000, 43,545 Common Units valued at approximately $875,000 in the aggregate were exchanged for shares of Common Stock and 93,945 Common Units were exchanged for cash of approximately $1.8 million in the aggregate. No Common Units were exchanged for Common Stock or cash during the nine month period ended September 30, 1999.

10. COMMITMENTS

The estimated cost to complete seven development projects currently under construction was approximately $80.1 million at September 30, 2000. Anticipated construction completion dates of the projects range from the fourth quarter of 2000 to the first quarter of 2002.

On January 19, 2000, the Operating Partnership entered into a Real Estate Purchase Agreement (the "Agreement") with a third-party real estate developer (the "Developer"). Under the terms of the Agreement, the Operating Partnership has agreed to purchase upon completion a "Class A" mixed-use community, which will be called Summit Brickell, and will be located in Miami, Florida. The Operating Partnership expects to close on the purchase of Summit Brickell during the second half of 2002 following its completion and lease-up. The final purchase price will be determined based on actual construction costs plus a bonus to the developer based on the capitalized income of the property at the time of purchase. The purchase price is expected to be approximately

SUMMIT PROPERTIES INC.

--------------------------------------------------------------------------------

$50.5 million. The purchase of Summit Brickell by the Operating Partnership is subject to customary closing conditions. The Operating Partnership has issued a letter of credit ("LOC") in the amount of approximately $13.0 million, which will serve as a credit enhancement to the Developer's construction loan. In the event that any amount under the LOC is drawn upon, the Operating Partnership shall be treated as having issued a loan to the Developer in the amount of such draw. Any such loan will accrue interest at a rate of eighteen percent (18%) per annum.

11. EARNINGS PER SHARE

The only difference between "basic" and "diluted" weighted average shares is the dilutive effect of the Company's stock options outstanding (270,421 and 171,956 shares added to weighted shares outstanding for the three and nine months ended September 30, 2000, respectively, and 65,153 and 28,977 shares added to weighted shares outstanding for the three and nine months ended September 30, 1999, respectively).

12. PRIVATE PLACEMENT OF PREFERRED UNITS

On April 29, 1999, the Operating Partnership completed a private placement of
3.4 million of its 8.95% Series B Cumulative Redeemable Perpetual Preferred Units (the "Series B Preferred Units") to two institutional investors at a price of $25.00 per unit. The net proceeds of approximately $83 million were used to repay amounts then outstanding under the Company's unsecured credit facility. The Series B Preferred Units may be exchanged by the holders into shares of 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock of the Company ("Series B Preferred Shares") on a one-for-one basis. Holders of the Series B Preferred Units may exercise their exchange right (a) at any time on or after April 29, 2009, (b) at any time if full quarterly distributions are not made for six quarters, or (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the Series B Preferred Units for federal income tax purposes. The Operating Partnership may redeem the Series B Preferred Units at any time on or after April 29, 2004 for cash at a redemption price equal to the redeemed holder's capital account (initially $25.00 per unit), plus all accumulated, accrued and unpaid distributions or dividends. In lieu of cash, the Operating Partnership may elect to deliver Series B Preferred Shares on a one-for-one basis, plus an amount equal to all accumulated, accrued and unpaid distributions or dividends. The Series B Preferred Units have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Company or the Operating Partnership. Distributions on the Series B Preferred Units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.95% per annum of the $25.00 original capital contribution. The Operating Partnership made distributions to the holders of the Series B Preferred Units in the aggregate amount of approximately $5.1 million during 1999 and in the aggregate amount of approximately $5.7 million during the nine months ended September 30, 2000.

On September 3, 1999, the Operating Partnership completed a private placement of
2.2 million of its 8.75% Series C Cumulative Redeemable Perpetual Preferred Units (the "Series C Preferred Units") to an institutional investor at a price of $25.00 per unit. The net proceeds of approximately $54 million were used to repay amounts then outstanding under the Company's unsecured credit facility. The Series C Preferred Units may be exchanged by the holder into shares of 8.75% Series C Cumulative Redeemable Perpetual Preferred Stock of the Company ("Series C Preferred Shares") on a one-for-one basis. The holder of the Series C Preferred Units may exercise its exchange right (a) at any time on or after September 3, 2009, (b) at any time if full quarterly distributions are not made for six quarters, (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the Series C Preferred Units for federal income tax purposes, or (d) at any time that such institutional investor's holdings in the Operating Partnership exceed 18% of the total profits of or capital interests in the Operating Partnership for a taxable year. The Operating Partnership may redeem the Series C Preferred Units at any time on or after September 3, 2004 for cash at a redemption price equal to the redeemed holder's capital account (initially $25.00 per unit), plus all accumulated, accrued and unpaid distributions or dividends.

SUMMIT PROPERTIES INC.

--------------------------------------------------------------------------------

The Series C Preferred Units have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Company or the Operating Partnership. Distributions on the Series C Preferred Units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.75% per annum of the $25.00 original capital contribution. The Operating Partnership made distributions to the holder of the Series C Preferred Units in the aggregate amount of approximately $1.5 million during 1999 and in the aggregate amount of approximately $3.7 million during the nine months ended September 30, 2000.

13. COMMON STOCK REPURCHASE PROGRAM

On May 11, 1999, the Board of Directors of the Company authorized a common stock repurchase program pursuant to which the Company was authorized to purchase up to an aggregate of $50 million of currently issued and outstanding Common Stock of the Company (the "$50 Million Program"). All repurchases have been made on the open market at prevailing prices or in privately negotiated transactions. During the three month period ended March 31, 2000, the Company completed the $50 Million Program by repurchasing 131,900 shares of Common Stock for an aggregate purchase price, including commissions, of approximately $2.5 million, or an average price of $18.88 per share. In total, the Company repurchased 2.5 million shares of Common Stock under the $50 Million Program for an aggregate purchase price, including commissions, of approximately $50 million, or an average price of $19.63 per share.

On March 12, 2000, the Board of Directors of the Company authorized a new common stock repurchase program pursuant to which the Company is authorized to purchase up to an aggregate of $25 million of currently issued and outstanding Common Stock of the Company (the "$25 Million Program"). All repurchases have and will be made on the open market at prevailing prices or in privately negotiated transactions. This authority may be exercised from time to time and in such amounts as market conditions warrant. During the nine months ended September 30, 2000, the Company repurchased 279,400 shares of Common Stock under the $25 Million Program for an aggregate purchase price, including commissions, of approximately $5.5 million, or an average price of $19.80 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements relating to the operating performance of fully stabilized Communities (as defined below), the development, acquisition or disposition of properties, anticipated construction completion and lease-up dates, and estimated development costs. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume" and other similar expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Company to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to: economic conditions generally and the real estate market specifically, legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts ("REITs")), availability of capital, interest rates, uncertainties associated with the Company's development activities, the failure to close planned acquisitions in a timely manner or at all, the failure of acquisitions to yield expected results, construction delays due to unavailability of materials, weather conditions or other delays, the failure to sell properties being marketed for sale on favorable terms, in a timely manner or at all, competition, supply and demand for apartment communities in the Company's current and proposed market areas, changes in generally accepted accounting principles or policies and guidelines applicable to REITs, and those factors discussed in the section entitled "Development Activity -- Certain Factors Affecting the Performance of Development Communities" on page 26 of this Form 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

The following discussion should be read in conjunction with the Consolidated Financial Statements of Summit Properties Inc. and the Notes thereto appearing elsewhere herein.

HISTORICAL RESULTS OF OPERATIONS

The Company's net income is generated primarily from operations of its apartment communities (the "Communities"). The changes in operating results from period to period reflect changes in existing Community performance and changes in the number of apartment homes due to development and acquisition of new Communities or the disposition of Communities. Where appropriate, comparisons are made on a "fully stabilized Communities," "stabilized development Communities", "acquisition Communities", "Communities in lease-up" and "disposition Communities" basis in order to adjust for changes in the number of apartment homes. A Community is deemed to be "stabilized" when it has attained a physical occupancy level of at least 93%. A Community which the Company has acquired is deemed "fully stabilized" when owned by the Company for one year or more as of the beginning of the current year. A Community which the Company has developed is deemed "fully stabilized" when stabilized for the two prior years as of the beginning of the current year. A Community is deemed to be a "stabilized development" when stabilized as of the beginning of the current year but not the entire two prior years. All Communities information presented is before real estate depreciation and amortization expense. Communities' average physical occupancy presented is defined as the number of apartment homes occupied divided by the total number of apartment homes contained in the Communities, expressed as a percentage. Average physical occupancy has been calculated using the average of the occupancy that existed on Sunday during each week of the period. Average monthly rental revenue presented represents the average monthly net rental revenue per occupied apartment home. The Company's methodology for calculating average physical occupancy and average monthly rental revenue may differ from the methodology used by other apartment companies and, accordingly, may not be comparable to such other apartment companies.

  Results of Operations for the Three and Nine Months Ended September 30, 2000 and 1999

For the three and nine months ended September 30, 2000, income before gain on sale of real estate assets, minority interest of common unitholders in the Operating Partnership, distributions to preferred unitholders in the Operating Partnership and extraordinary items increased $607,000 and $4.6 million, respectively, to $11.7 million and $34.9 million, respectively, from the three and nine months ended September 30, 1999 primarily due to increased property operating income generated by the Company's portfolio of Communities.

OPERATING PERFORMANCE OF THE COMPANY'S PORTFOLIO OF COMMUNITIES

The operating performance of the Communities for the three and nine months ended September 30, 2000 and 1999 is summarized below (dollars in thousands):

                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                       ----------------------------   ------------------------------
                                        2000      1999     % CHANGE     2000       1999     % CHANGE
                                       -------   -------   --------   --------   --------   --------
Property revenues:
  Fully stabilized communities.......  $26,539   $25,366      4.6%    $ 77,978   $ 74,933      4.1%
  Stabilized development
     communities.....................   14,197    12,762     11.2%      41,295     34,121     21.0%
  Acquisition communities............      894        --    100.0%         894         --    100.0%
  Communities in lease-up............    4,587     1,557    194.6%      10,509      4,575    129.7%
  Communities sold...................    1,878     4,861    -61.4%       7,136     16,655    -57.2%
                                       -------   -------              --------   --------
Total property revenues..............   48,095    44,546      8.0%     137,812    130,284      5.8%
                                       -------   -------              --------   --------
Property operating and maintenance
  expense:
  Fully stabilized communities.......    8,805     8,414      4.6%      25,512     24,841      2.7%
  Stabilized development
     communities.....................    4,384     3,738     17.3%      12,417     10,330     20.2%
  Acquisition communities............      289        --    100.0%         289         --    100.0%
  Communities in lease-up............    1,607       632    154.3%       3,868      1,809    113.8%
  Communities sold...................      710     1,817    -60.9%       2,446      6,140    -60.2%
                                       -------   -------              --------   --------
Total property operating and
  maintenance expense................   15,795    14,601      8.2%      44,532     43,120      3.3%
                                       -------   -------              --------   --------
Property operating income............  $32,300   $29,945      7.9%    $ 93,280   $ 87,164      7.0%
                                       =======   =======              ========   ========
Apartment homes, end of period.......   18,094    17,685      2.3%      18,094     17,685      2.3%
                                       =======   =======              ========   ========

A summary of the Company's apartment homes (excluding joint ventures) for the nine months ended September 30, 2000 and 1999 is as follows:

                                                               2000     1999
                                                              ------   ------
Apartment homes at January 1................................  17,673   18,001
Developments which began rental operations during the
  period....................................................   1,284      280
Apartment homes acquired....................................     490       --
Sale of apartment homes.....................................  (1,353)    (596)
                                                              ------   ------
Apartment homes at September 30.............................  18,094   17,685
                                                              ======   ======

OPERATING PERFORMANCE OF THE COMPANY'S FULLY STABILIZED COMMUNITIES

The operating performance of the Communities stabilized prior to January 1, 1998 in each of the three and nine months ended September 30, 2000 and 1999 is summarized below (dollars in thousands except average monthly rental revenue):

                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                         ----------------------------   ----------------------------
                                          2000      1999     % CHANGE    2000      1999     % CHANGE
                                         -------   -------   --------   -------   -------   --------
Property revenues:
  Rental revenues......................  $24,733   $23,693     4.4%     $72,707   $70,454     3.2%
  Other property revenues..............    1,806     1,673     7.9%       5,271     4,479    17.7%
                                         -------   -------              -------   -------
Total property revenues................   26,539    25,366     4.6%      77,978    74,933     4.1%
                                         -------   -------              -------   -------
Property operating and maintenance
  expense:
  Personnel............................    1,885     1,927    -2.2%       5,211     5,521    -5.6%
  Advertising and promotion............      334       345    -3.2%       1,001       988     1.3%
  Utilities............................    1,206     1,191     1.3%       3,493     3,382     3.3%
  Building repairs and maintenance.....    1,324     1,379    -4.0%       3,856     3,895    -1.0%
  Real estate taxes and insurance......    2,885     2,545    13.4%       8,531     7,905     7.9%
  Property supervision.................      744       627    18.7%       2,174     1,856    17.1%
  Other operating expense..............      427       400     6.8%       1,246     1,294    -3.7%
                                         -------   -------              -------   -------
Total property operating and
  maintenance expense..................    8,805     8,414     4.6%      25,512    24,841     2.7%
                                         -------   -------              -------   -------
Property operating income..............  $17,734   $16,952     4.6%     $52,466   $50,092     4.7%
                                         =======   =======              =======   =======
Average physical occupancy.............    95.6%     93.9%     1.8%       94.7%     93.7%     1.1%
                                         =======   =======              =======   =======
Average monthly rental revenue.........  $   886   $   863     2.7%     $   878   $   860     2.1%
                                         =======   =======              =======   =======
Number of apartment homes..............    9,959     9,959                9,959     9,959
                                         =======   =======              =======   =======

The increase in property revenues from fully stabilized Communities was primarily the result of increases in average rental rates as well as increased revenues from sources other than rental revenues, such as cable and water sub-meter revenues. The higher revenues were primarily generated in the Company's Washington, D.C., Austin, Texas, San Antonio, Texas, and Southeast Florida markets. Property supervision costs increased as a result of an increase in the property management fee charged by Summit Management Company (the "Management Company") from 2.50% to 2.75% for the nine month period ended September 30, 2000. This is the first increase in the amount charged by the Management Company for its services since the Company's initial public offering in 1994. For the nine months ended September 30, 2000, the increase in property supervision costs was offset by cost savings related primarily to personnel, building repairs and maintenance and other operating expenses. As a percentage of total property revenues, total property operating and maintenance expenses remained stable at 33.0% for the nine-month period ended September 30, 2000 as compared to the same period in 1999.

OPERATING PERFORMANCE OF THE COMPANY'S STABILIZED DEVELOPMENT COMMUNITIES

The Company had fourteen development Communities (Summit Ballantyne, Summit Sedgebrook, Summit Governor's Village, Summit Lake, Summit Norcroft II, Summit Stonefield, Summit Russett, Summit Westwood, Summit Plantation II, Summit New Albany, Summit Fair Lakes, Summit Doral, Summit Las Palmas and Summit Camino
Real) which were stabilized during the entire nine months ended September 30, 2000 but were stabilized subsequent to January 1, 1998. The operating performance of these fourteen Communities for the three and nine months ended September 30, 2000 and 1999 is summarized below (dollars in thousands except average monthly rental revenue):

                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                              ------------------    ------------------
                                               2000       1999       2000       1999
                                              -------    -------    -------    -------
Property revenues:
     Rental revenues........................  $13,170    $11,935    $38,416    $32,095
     Other property revenue.................    1,027        827      2,879      2,026
                                              -------    -------    -------    -------
          Total property revenues...........   14,197     12,762     41,295     34,121
Property operating and maintenance
  expense...................................    4,384      3,738     12,417     10,330
                                              -------    -------    -------    -------
Property operating income...................  $ 9,813    $ 9,024    $28,878    $23,791
                                              =======    =======    =======    =======
Average physical occupancy..................     95.3%      91.2%      94.1%      82.9%
                                              =======    =======    =======    =======
Average monthly rental revenue..............  $   957    $   950    $   945    $   890
                                              =======    =======    =======    =======
Number of apartment homes...................    4,885      4,885      4,885      4,885
                                              =======    =======    =======    =======

The unleveraged yield on investment for the stabilized development Communities, defined as property operating income for the three and nine months ended September 30, 2000 on an annualized basis over total development cost, was 10.52% and 10.72%, respectively.

OPERATING PERFORMANCE OF THE COMPANY'S ACQUISITION COMMUNITIES

The Company's acquisition Communities consist of Summit Sweetwater and Summit Shiloh, which were both purchased on August 1, 2000. The purchase was primarily financed with the issuance of 96,455 Common Units in the aggregate valued at approximately $2.2 million and the payment of approximately $33.7 million in cash in the aggregate. There were no Community acquisitions during the nine months ended September 30, 1999. The operating performance of the two acquisition communities for the three and nine months ended September 30, 2000 and 1999 is summarized below (dollars in thousands except average monthly rental revenue):

                                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,         SEPTEMBER 30,
                                                  ------------------    ------------------
                                                   2000        1999      2000        1999
                                                  ------       -----    ------       -----
Property revenues:
     Rental revenues............................  $ 827        $ --     $ 827        $ --
     Other property revenue.....................     67          --        67          --
                                                  -----        ----     -----        ----
          Total property revenues...............    894          --       894          --
Property operating and maintenance expense......    289          --       289          --
                                                  -----        ----     -----        ----
Property operating income.......................  $ 605        $ --     $ 605        $ --
                                                  =====        ====     =====        ====
Average physical occupancy......................   93.1%        0.0%     93.1%        0.0%
                                                  =====        ====     =====        ====
Average monthly rental revenue..................  $ 912        $ --     $ 912        $ --
                                                  =====        ====     =====        ====
Number of apartment homes.......................    490          --       490          --
                                                  =====        ====     =====        ====

OPERATING PERFORMANCE OF THE COMPANY'S COMMUNITIES IN LEASE-UP

The Company had eleven Communities in lease-up during the nine months ended September 30, 2000. Nine of the eleven Communities in lease-up are new developments and two of the Communities in lease-up are existing Communities that are undergoing major renovations. A Community in lease-up is defined as one that has commenced rental operations but was not stabilized as of the beginning of the current year. A summary of the nine development Communities in lease-up as of September 30, 2000 is as follows (dollars in thousands):

                                                     TOTAL       ACTUAL/                                    % LEASED
                                       NUMBER OF    ACTUAL/    ANTICIPATED       ACTUAL/       Q3 2000        AS OF
                                       APARTMENT   ESTIMATED   CONSTRUCTION    ANTICIPATED     AVERAGE    SEPTEMBER 30,
COMMUNITY                                HOMES       COSTS      COMPLETION    STABILIZATION   OCCUPANCY       2000
---------                              ---------   ---------   ------------   -------------   ---------   -------------
Summit New Albany II -- Columbus,
  OH.................................      127     $  9,414      Q1 2000         Q3 2000        95.2%          93.7%
Summit Largo -- Largo, MD............      219       18,366      Q1 2000         Q3 2000        98.0%          99.1%
Summit Hunter's Creek -- Orlando,
  FL.................................      270       20,044      Q1 2000         Q4 2000        81.7%          91.5%
Summit Deer Creek -- Atlanta, GA.....      292       22,056      Q2 2000         Q1 2000        91.3%          99.0%
Summit Ashburn Farm -- Loudon County,
  VA.................................      162       14,618      Q3 2000         Q1 2001        85.5%         100.0%
Reunion Park by Summit -- Raleigh,
  NC.................................      248       14,736      Q1 2001         Q3 2001        54.3%          92.7%
Summit Russett II -- Laurel, MD
  (1)................................      112        9,900      Q4 2000         Q1 2001         2.0%          34.8%
Summit Grandview -- Charlotte, NC
  (1)................................      266       45,500      Q4 2000         Q4 2001         4.0%          39.5%
Summit Deerfield -- Cincinnati, OH
  (1)................................      498       41,500      Q3 2001         Q2 2002         5.7%          13.7%
                                         -----     --------
                                         2,194     $196,134
                                         =====     ========

---------------

(1) The related assets of such Communities are included in the Construction in Progress category at September 30, 2000.

In addition to the Communities listed in the table above, Summit Fairview located in Charlotte, North Carolina (135 apartment homes) and Summit Lenox located in Atlanta, Georgia (431 apartment homes) are existing Communities of the Company which were recently, or are currently, undergoing major renovations. The renovations include upgrades of the interior of the apartment homes (new cabinets, fixtures and other interior upgrades), upgrades to the parking lots and landscaping, as well as exterior painting of buildings. The renovations require that certain apartment homes be unavailable for rental over the course of the renovation. The operations of Summit Fairview and Summit Lenox are included in lease-up Communities results due to the renovation work. The renovation work at Summit Fairview was substantially complete by the end of the second quarter of 2000 and the renovation work at Summit Lenox is expected to be completed by the end of the fourth quarter of 2000.

All Communities listed above were in lease-up during the three and nine months ended September 30, 2000. Only Summit Lenox and Summit Fairview had operating activity during the three and nine months ended September 30, 1999. The operating performance of the lease-up Communities for the three and nine months ended September 30, 2000 and 1999 is summarized below (dollars in thousands):

                                                    THREE MONTHS ENDED   NINE MONTHS ENDED
                                                      SEPTEMBER 30,        SEPTEMBER 30,
                                                    ------------------   ------------------
                                                     2000       1999      2000       1999
                                                    -------    -------   -------    -------
Property revenues:
     Rental revenues..............................  $4,176     $1,483    $9,647     $4,361
     Other property revenue.......................     411         74       862        214
                                                    ------     ------    ------     ------
          Total property revenues.................   4,587      1,557    10,509      4,575
Property operating and maintenance expense........   1,607        632     3,868      1,809
                                                    ------     ------    ------     ------
Property operating income.........................  $2,980     $  925    $6,641     $2,766
                                                    ======     ======    ======     ======
Number of apartment homes.........................   2,760        566     2,760        566
                                                    ======     ======    ======     ======

OPERATING PERFORMANCE OF THE COMPANY'S DISPOSITION COMMUNITIES

Disposition communities consist of the former Summit Creekside, Summit Eastchester, Summit Sherwood, Summit River Crossing, Summit Blue Ash and Summit Park communities, all of which were sold during the first nine months of 2000 (the "2000 Dispositions"). The 1999 dispositions consist of the 2000 Dispositions as well as the following communities sold during 1999 (referred to herein using former community names): Summit Hampton, Summit Oak, Summit Beacon Ridge, Summit McIntosh, Summit Perico, Summit Heron's Run and Summit Eastridge. The operating performance of these communities is summarized below (dollars in thousands):

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                 ------------------    -----------------
                                                  2000       1999       2000      1999
                                                 -------    -------    ------    -------
Property revenues:
     Rental revenues.........................    $1,745     $4,512     $6,660    $15,527
     Other property revenue..................       133        349        476      1,128
                                                 ------     ------     ------    -------
          Total property revenues............     1,878      4,861      7,136     16,655
                                                 ------     ------     ------    -------
Property operating and maintenance expense...       710      1,817      2,446      6,140
                                                 ------     ------     ------    -------
Property operating income....................    $1,168     $3,044     $4,690    $10,515
                                                 ======     ======     ======    =======
Number of apartment homes....................     1,353      2,871      1,353      2,871
                                                 ======     ======     ======    =======

OPERATING PERFORMANCE OF SUMMIT MANAGEMENT COMPANY

The operating performance of the Management Company and its wholly-owned subsidiary, Summit Apartment Builders, Inc. (the "Construction Company"), for the three and nine months ended September 30, 2000 and 1999 is summarized below (in thousands):

                                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,         SEPTEMBER 30,
                                                  ------------------    ------------------
                                                   2000       1999       2000       1999
                                                  -------    -------    -------    -------
Revenue:
     REIT management fee revenue..............    $1,477     $1,299     $4,292     $3,702
     Third party management fee revenue.......       279        313        829        966
     Construction revenue.....................       496        453      2,085      1,286
     Gain on sale of land.....................        --         --        238         --
     Other revenue............................        99        281        234        553
                                                  ------     ------     ------     ------
          Total revenue.......................     2,351      2,346      7,678      6,507
                                                  ------     ------     ------     ------
Expenses:
     Operating Expenses.......................     2,237      2,484      7,276      6,810
     Depreciation.............................        86         70        257        213
     Amortization.............................        76         71        227        220
     Interest.................................        75         75        603        225
                                                  ------     ------     ------     ------
          Total expenses......................     2,474      2,700      8,363      7,468
                                                  ------     ------     ------     ------
          Net loss of Summit Management
            Company...........................    $ (123)    $ (354)    $ (685)    $ (961)
                                                  ======     ======     ======     ======

The increase in operating revenue for the three and nine month periods was primarily the result of an increase in the management fee charged to the Company's Communities from 2.50% to 2.75% and higher revenues from increased construction activity at the Construction Company. The increase in the management fee is the first increase since the Company's initial public offering in 1994. The Management Company sold a parcel of land in Raleigh, North Carolina on February 29, 2000 for $5.4 million that resulted in a gain on sale of $238,000. The increase in operating expenses for the nine month period was a result of increased construction activities and increased personnel at the Management Company in order to better support the Company's growth objectives, including improving the operating performance of its stabilized Communities. The increase in interest expense for the nine month period resulted from an inter-company loan which was repaid during the first quarter of 2000.

Property management revenues included $279,000 and $313,000 of property management fees from third parties for the three months ended September 30, 2000 and 1999, respectively, and $829,000 and $966,000 for the nine months ended September 30, 2000 and 1999, respectively. Property management fees from third parties as a percentage of total property management revenues were 15.9% and 19.4% for the three months ended September 30, 2000 and 1999, respectively, and 16.2% and 20.7% for the nine months ended September 30, 2000 and 1999, respectively.

All of the Construction Company's revenues are from contracts with the Company.

OTHER INCOME AND EXPENSES

Interest expense increased by approximately $1.1 million for the three months ended September 30, 2000 and decreased by approximately $419,000 for the nine months ended September 30, 2000, each as compared with the same periods in 1999. The differences were primarily the result of changes in the Company's average indebtedness outstanding and average interest rate. Average indebtedness outstanding decreased $6.4 million for the three months ended September 30, 2000 as compared to the same period in 1999. Average indebtedness outstanding decreased $6.2 million for the nine months ended September 30, 2000 compared to the same period in 1999. These declines were partially offset by an increase in the effective interest rate from 6.55% to 7.01% for the three months ended September 30, 2000 as compared to the same period in 1999 and from 6.55% to 7.03% for the nine months ended September 30, 2000 as compared to the same period in 1999.

Depreciation expense increased $802,000 and $2.2 million, or 9.1% and 8.7%, for the three and nine months ended September 30, 2000, respectively, compared with the similar periods in 1999, primarily due to depreciation on recently developed Communities offset by a reduction in depreciation related to Communities sold.

General and administrative expenses increased $188,000 and $108,000, or 21.6% and 3.7%, for the three and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999. As a percentage of total revenues, general and administrative expenses were 2.2% and 1.9% for the three months ended September 30, 2000 and 1999, respectively, and 2.1% and 2.2% for the nine months ended September 30, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

  Liquidity

The Company's net cash provided by operating activities increased to $49.6 million for the nine months ended September 30, 2000 from $39.9 million for the same period in 1999, primarily due to a $6.7 million decrease in the net cash used in accounts payable and accrued expenses within operating activities ($7,000 increase for the nine months ended September 30, 2000 as compared to a $6.7 million decrease for the nine months ended September 30, 1999) and a $1.2 million decrease in net restricted cash used in operating activities ($2.6 million increase for the nine months ended September 30, 2000 as compared to a $3.8 million increase for the nine months ended September 30, 1999). The decrease in accounts payable and accrued expenses was due to the timing of payments and the increase in restricted cash was due to deposits placed into mortgage reserve escrows as well as interest income earned on restricted cash accounts during the nine months ended September 30, 2000.

Net cash used in investing activities was $90.0 million and $12.2 million for the nine months ended September 30, 2000 and 1999, respectively. The change was due to the decrease in proceeds from the sale of Communities as well as the use of cash to partially fund the acquisition of two communities in August 2000. Property sale proceeds from five of the six communities sold in 2000 and all of the communities sold in 1999 were placed in escrow in accordance with like-kind exchange income tax rules and regulations. Proceeds from the sale of Communities represent funds expended from these like-kind exchange escrows. In the event the proceeds from these property sales are not fully invested in qualified like-kind property during the required time period, a special distribution may be made or company level tax may be incurred. The increase in mortgages receivable was due to the acceptance of a promissory note in June 2000 in connection with the acquisition of a development site in Atlanta, Georgia.

Net cash provided by financing activities was $39.1 million for the nine months ended September 30, 2000 while net cash used in financing activities was $27.3 million for the same period in 1999. The change was primarily due to a change in net repayments on the Company's existing unsecured credit facility of $168.7 million ($57.2 million net borrowings for the nine months ended September 30, 2000 as compared to $111.5 million repayments for the same period in 1999), the repayment of an unsecured note in the amount of $15.0 million, a decrease in net borrowings on unsecured bonds of $15.1 million, a decrease in net proceeds from preferred units in the Operating Partnership of $136.3 million due to the absence of issuances of preferred units during the nine months ended September 30, 2000 and an increase in proceeds from mortgage debt due to $48.3 million of mortgage debt obtained during June 2000.

The ratio of earnings to fixed charges was 2.02 for the nine months ended September 30, 2000 as compared to 1.78 for the nine months ended September 30, 1999.

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

The Company's outstanding indebtedness at September 30, 2000 totaled $743.4 million. This amount includes approximately $304.4 million of fixed rate conventional mortgages, $37.5 million of variable rate tax-exempt bonds, $261.0 million of fixed rate unsecured notes, $4.0 million of tax-exempt fixed rate mortgages, and $136.5 million under the Unsecured Credit Facility (as defined below).

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

  Credit Facility

On September 26, 2000, the Company obtained a new syndicated unsecured line of credit (the "Unsecured Credit Facility") in the amount of $225 million. The Unsecured Credit Facility provides the Company with funds available for new development, acquisitions and general working capital purposes. The Unsecured Credit Facility has a three-year term, expiring on September 26, 2003, with annual extension options available with the consent of the lenders and will initially bear interest at LIBOR+100 basis points based upon the Company's current credit rating of BBB- by Standard & Poor's Rating Services and Baa3 by Moody's Investors Service. The interest rate will be reduced in the event of an upgrade of the Company's unsecured credit rating. The Unsecured Credit Facility also provides a bid option sub-facility equal to a maximum of fifty percent of the total facility ($112.5 million). This sub-facility provides the Company with the option to place borrowings in a fixed LIBOR contract up to 180 days. The balance outstanding under the Unsecured Credit Facility was $136.5 million at September 30, 2000.

  Medium Term Notes

On May 29, 1998, the Company established a program for the sale by the Operating Partnership of up to $95 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance (the "MTN Program"). The Operating Partnership issued Medium-Term Notes with an aggregate principal amount of $80 million in connection with the MTN Program as follows: (i) on July 28, 1998, the Company sold $30 million of notes which are due on July 30, 2001 and bear interest at 6.75% per year; (ii) on October 5, 1998, the Operating Partnership sold $25 million of notes (6.71%) which matured and were repaid on October 5, 2000; and (iii) on March 18, 1999, the Operating Partnership sold $25 million of notes which are due on March 16, 2009 and bear interest at 7.59% per year.

On April 20, 2000, the Company commenced a new program for the sale by the Operating Partnership of up to $250 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance. The new program was established under the Company's and the Operating Partnership's existing shelf registration statement. On July 19, 2000, the Operating Partnership issued Medium-Term Notes with an aggregate principal amount of $10 million which are due on July 19, 2010 and bear interest at 8.50% per year. On October 20, 2000, the Operating Partnership issued Medium-Term Notes with an aggregate principal amount of $17 million which are due on October 20, 2003 and bear interest at 7.87% per year.

  Private Placement of Preferred Units

On April 29, 1999, the Operating Partnership completed a private placement of
3.4 million of its 8.95% Series B Cumulative Redeemable Perpetual Preferred Units (the "Series B Preferred Units") to two institutional investors at a price of $25.00 per unit. The net proceeds of approximately $83 million were used to repay amounts then outstanding under the Company's unsecured credit facility. The Series B Preferred Units may be exchanged by the holders into shares of 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock of the Company ("Series B Preferred Shares") on a one-for-one basis. Holders of the Series B Preferred Units may exercise their exchange right (a) at any time on or after April 29, 2009, (b) at any time if full quarterly distributions are not made for six quarters, or (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the Series B Preferred Units for federal income tax purposes. The Operating Partnership may redeem the Series B Preferred Units at any time on or after April 29, 2004 for cash at a redemption price equal to the redeemed holder's capital account (initially $25.00 per unit), plus all accumulated, accrued and unpaid distributions or dividends. In lieu of cash, the Operating Partnership may elect to deliver Series B Preferred Shares on a one-for-one basis, plus an amount equal to all accumulated, accrued and unpaid distributions or dividends. The Series B Preferred Units have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Company or the Operating Partnership. Distributions on the Series B Preferred Units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.95% per annum of the $25.00 original capital contribution. The Operating Partnership made distributions to the holders of the Series B Preferred Units in the aggregate amount of approximately $5.1 million during the year ended December 31, 1999 and in the aggregate amount of approximately $5.7 million during the nine months ended September 30, 2000.

On September 3, 1999, the Operating Partnership completed a private placement of
2.2 million of its 8.75% Series C Cumulative Redeemable Perpetual Preferred Units (the "Series C Preferred Units") to an institutional investor at a price of $25.00 per unit. The net proceeds of approximately $54 million were used to repay amounts then outstanding under the Company's unsecured credit facility. The Series C Preferred Units may be exchanged by the holder into shares of 8.75% Series C Cumulative Redeemable Perpetual Preferred Stock of the Company ("Series C Preferred Shares") on a one-for-one basis. The holder of the Series C Preferred Units may exercise its exchange right (a) at any time on or after September 3, 2009, (b) at any time if full quarterly distributions are not made for six quarters, (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the Series C Preferred Units for federal income tax purposes, or (d) at any time that such institutional investor's holdings in the Operating Partnership exceed 18% of the total profits of or capital interests in the Operating Partnership for a taxable year. The Operating Partnership may redeem the Series C Preferred Units at any time on or after September 3, 2004 for cash at a redemption price equal to the redeemed holder's capital account (initially $25.00 per unit), plus all accumulated, accrued and unpaid distributions or dividends. The Series C Preferred Units have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Company or the Operating Partnership. Distributions on the Series C Preferred Units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.75% per annum of the $25.00 original capital contribution. The Operating Partnership made distributions to the holder of the Series C Preferred Units in the aggregate amount of approximately $1.5 million during the year ended December 31, 1999 and in the aggregate amount of approximately $3.7 million during the nine months ended September 30, 2000.

  Common Stock Repurchase Program

On May 11, 1999, the Board of Directors of the Company authorized a common stock repurchase program pursuant to which the Company was authorized to purchase up to an aggregate of $50 million of currently issued and outstanding Common Stock of the Company (the "$50 Million Program"). All repurchases have been made on the open market at prevailing prices or in privately negotiated transactions. During the three month period ended March 31, 2000, the Company completed the $50 Million Program by repurchasing 131,900 shares of Common Stock for an aggregate purchase price, including commissions, of approximately $2.5 million, or an average price of $18.88 per share. In total, the Company repurchased 2.5 million shares of common stock under the $50 Million Program for an aggregate purchase price, including commissions, of approximately $50 million, or an average price of $19.63 per share.

On March 12, 2000, the Board of Directors of the Company authorized a new common stock repurchase program pursuant to which the Company is authorized to purchase up to an aggregate of $25 million of currently issued and outstanding Common Stock of the Company (the "$25 Million Program"). All repurchases have and will be made on the open market at prevailing prices or in privately negotiated transactions. This authority may be exercised from time to time and in such amounts as market conditions warrant. During the nine months ended September 30, 2000, the Company repurchased 279,400 shares of Common Stock under the $25 Million Program for an aggregate purchase price, including commissions, of approximately $5.5 million, or an average price of $19.80 per share.

  Employee Loan Program

The Board of Directors of the Company believes that ownership of the Company's Common Stock by executive officers and certain other qualified employees of the Company and its subsidiaries will better align the interests of such officers and employees with the interests of the stockholders of the Company. To this end, the Board of Directors approved and the Company instituted a loan program whereby the Company may lend amounts to or on behalf of certain of the Company's executive officers and key employees to (i) finance the purchase of Common Stock on the open market at then-current market prices; (ii) finance an employee's payment of the exercise price of one or more stock options to purchase shares of Common Stock granted to such employee; or (iii) finance the annual tax liability or other expenses of an executive officer related to the vesting of shares of Common Stock which constitute a portion of a restricted stock award granted to such executive officer. The Company has amended the terms of the loan program from time to time since its inception in 1997. In December 1999, the Board of Directors increased the maximum aggregate amounts that may be loaned to executive officers and other key employees of the Company and its subsidiaries. The $7.9 million increase in employee notes receivable from December 31, 1999 to September 30, 2000 represents loans extended to certain executive officers and key employees of the Company under the loan program. The relevant officer or employee has executed a Promissory Note and Security Agreement ("Note") related to each loan extended by the Company during 2000. Such ten-year Notes bear interest at the applicable federal rate as established by the Internal Revenue Service, are full recourse to the officers and employees and are collateralized by the shares of Common Stock which are the subject of the loans.

  Performance Stock Award Plan

In January 1998, the Company agreed to award certain key employees of the Company shares of restricted under the Company's Performance Stock Award Plan. The number of shares of restricted stock to be granted to the key employees is based upon the Company's average annual return to shareholders (share appreciation and distributions) from the date of the award to the third anniversary of the award. The number of shares to be granted under the Performance Stock Award Plan ranges from none (in the event the Company achieves less than an 11% average annual return) to 106,538 (in the event the Company achieves a 15% or greater average annual return to shareholders). The starting stock price for the purposes of calculating appreciation was $21.375, the fair market value of the Company's Common Stock at the date of award ($19.87 for one executive officer of the Company).

One half of any restricted stock granted under the Performance Stock Award Plan will vest on January 1, 2001, 25% will vest on January 1, 2002 and the remaining 25% will vest on January 1, 2003.

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

On August 1, 2000, the Company exercised its option to purchase its joint venture partner's interest in each of two Communities, Summit Shiloh (182 apartment homes) and Summit Sweetwater (308 apartment homes), for an aggregate purchase price of approximately $36 million. The acquisition was primarily financed with the issuance of 96,455 Common Units in the aggregate valued at approximately $2.2 million, and the payment of approximately $33.7 million in cash in the aggregate.

On September 21, 2000, the Company sold an apartment community located in Indianapolis, Indiana, formerly known as Summit River Crossing (314 apartment homes) for $24.8 million. The disposition of Summit River Crossing resulted in the recognition of a gain on sale of $7.3 million. The net proceeds of $24.3 million were used to reduce the balance outstanding under the Company's unsecured credit facility.

On September 27, 2000, the Company sold two apartment communities located in Cincinnati, Ohio, formerly known as Summit Blue Ash (242 apartment homes) and Summit Park (317 apartment homes), for $34.5 million in the aggregate. The disposition of these two communities resulted in the recognition of a gain on sale of $14.1 million in the aggregate. The aggregate net proceeds of $34.3 million were placed into escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations and are expected to be used to fund future development communities.

DEVELOPMENT ACTIVITY

The Company's construction in progress at September 30, 2000 is summarized as follows (dollars in thousands):

                                                                   TOTAL                ESTIMATED   ANTICIPATED
                                                     APARTMENT   ESTIMATED   COST TO     COST TO    CONSTRUCTION
COMMUNITY                                              HOMES       COSTS       DATE     COMPLETE     COMPLETION
---------                                            ---------   ---------   --------   ---------   ------------
Summit Grandview -- Charlotte, NC (1)..............      266     $ 45,500    $ 43,218    $ 2,282      Q4 2000
Summit Russett II -- Laurel, MD (1)................      112        9,900       9,126        774      Q4 2000
Summit Deerfield -- Cincinnati, OH (1).............      498       41,500      30,870     10,630      Q3 2001
Summit Crest -- Raleigh, NC........................      438       30,700      14,379     16,321      Q3 2001
Summit Overlook -- Raleigh, NC.....................      320       25,500       9,793     15,707      Q3 2001
Summit Peachtree City -- Atlanta, GA...............      399       31,500      15,038     16,462      Q4 2001
Summit Grand Parc -- Washington, DC................      105       29,400      11,487     17,913      Q1 2002
Other development and construction costs (2).......       --           --      43,361         --
                                                       -----     --------    --------    -------
                                                       2,138     $214,000    $177,272    $80,089
                                                       =====     ========    ========    =======

---------------

(1) These communities were in lease-up at September 30, 2000.
(2) Consists primarily of land held for development and other pre-development costs.

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

In addition, the Company is conducting feasibility and other pre-development work for twelve Communities. The Company could abandon the development of any one or more of these potential Communities in the event that it determines that market conditions do not support development, financing is not available, or is not available on favorable terms, or other circumstances arise which may prevent development. Similarly, there can be no assurance that, if the Company does pursue one or more of these potential Communities, that it will be able to complete construction within the currently estimated development budgets or that construction can be started at the time currently anticipated.

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

Funds from Operations and Funds Available for Distribution for the three and nine months ended September 30, 2000 and 1999 are calculated as follows (dollars in thousands):

                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                              -------------------------   -------------------------
                                                 2000          1999          2000          1999
                                              -----------   -----------   -----------   -----------
Net income..................................  $    25,638   $     9,752   $    46,968   $    30,663
Extraordinary items.........................          111            --           111            --
Minority interest of common unitholders in
  Operating Partnership.....................        4,211         1,571         7,703         4,843
Gain on sale of real estate assets..........      (21,346)       (2,487)      (29,232)       (8,793)
Gain on sale of real estate
  assets -- Management Company..............           --            --          (238)           --
                                              -----------   -----------   -----------   -----------
     Adjusted net income....................        8,614         8,836        25,312        26,713
Depreciation:
     Real estate assets.....................        9,563         8,797        27,741        25,602
     Real estate joint ventures.............          578           184         1,176           550
                                              -----------   -----------   -----------   -----------
Funds from Operations.......................       18,755        17,817        54,229        52,865
     Recurring capital expenditures (1).....       (1,729)       (1,899)       (4,006)       (5,083)
                                              -----------   -----------   -----------   -----------
Funds Available for Distribution............  $    17,026   $    15,918   $    50,223   $    47,782
                                              ===========   ===========   ===========   ===========
Non-recurring capital expenditures (1) (2)..  $     1,562   $     1,630   $     1,957   $     3,916
                                              ===========   ===========   ===========   ===========
Cash Flow Provided By (Used In):
     Operating activities...................  $    16,267   $    12,188   $    49,647   $    39,948
     Investing activities...................      (55,137)      (17,312)      (90,031)      (12,225)
     Financing activities...................       38,718         4,987        39,053       (27,311)
                                              ===========   ===========   ===========   ===========
Weighted average shares and units
  outstanding -- diluted....................   30,935,031    31,986,522    30,839,406    32,530,885
                                              ===========   ===========   ===========   ===========

---------------

(1) Recurring capital expenditures are expected to be funded from operations and consist primarily of interior painting, carpets, new appliances, vinyl, blinds, tile, and wallpaper. In contrast, non-recurring capital expenditures, such as major improvements, new garages and access gates, are expected to be funded by financing activities and, therefore, are not included in the calculation of Funds Available for Distribution.
(2) Non-recurring capital expenditures for the nine months ended September 30, 2000 and 1999 primarily consist of: $1.2 million and $2.3 million for major renovations in 2000 and 1999, respectively; $53,000 and $526,000 for access gates and security fences in 2000 and 1999, respectively; and $81,000 and $1.0 million in other revenue enhancement expenditures in 2000 and 1999, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company's market risk since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                                    PART II

ITEM 2. CHANGES IN SECURITIES

During the nine months ended September 30, 2000, the Company issued to limited partners of the Operating Partnership 43,545 shares of Common Stock in exchange for the corresponding number of Common Units. Such shares of the Company's Common Stock were issued in reliance upon an exemption from registration under
Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. In light of the information obtained by the Company in connection with such transaction, management of the Company believes that the Company may rely on such exemption.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

*10.1   Amended and Restated Credit Agreement, dated as of September
        26, 2000, by and among the Operating Partnership, the Company, the banks listed therein, and First Union National
        Bank, as Administrative Agent.
*10.2 8.50% Medium-Term Note due on July 19, 2010 in the principal amount of $10,000,000 issued by the Operating Partnership on July 19, 2000.
*10.3 Promissory Note and Security Agreement dated August 1, 2000 evidencing a loan in the principal amount of $99,973.12 to Michael L. Schwarz for the purpose of purchasing shares of the Company's Common Stock.
*10.4 Employment Agreement, dated as of March 1, 2000, by and between the Company and Robert R. Kilroy
*10.5 Executive Severance Agreement, dated as of March 1, 2000, by and between the Company and Robert R. Kilroy
*10.6 Noncompetition Agreement, dated as of March 1, 2000, by and among the Company, Summit Management Company and Robert R.
        Kilroy
*10.7 Indemnification Agreement, dated as of March 1, 2000, by and among the Company, the Operating Partnership and Robert R.
        Kilroy (the form of indemnification agreement with Mr.
        Kilroy is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, File No. 1-12792)
*10.8 Promissory Notes and Security Agreements, dated various dates from May 17, 2000 through August 1, 2000, evidencing loans in the aggregate amount of $949,819.62 to Robert R.
        Kilroy for the purpose of purchasing shares of Common Stock of the Company.
*12.1   Statement Regarding Calculation of Ratio of Earnings to
        Fixed Charges for the Nine Months ended September 30, 2000.
*27.1   Financial Data Schedule--Nine Months ended September 30,
        2000 (for SEC use only)

---------------

* Filed herewith

(b) Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SUMMIT PROPERTIES INC.

November 10, 2000                                          /s/ WILLIAM F. PAULSEN
--------------------------------------------    --------------------------------------------
(Date)                                                      William F. Paulsen,
                                                          Chief Executive Officer

November 10, 2000                                          /s/ MICHAEL L. SCHWARZ
--------------------------------------------    --------------------------------------------
(Date)                                                      Michael L. Schwarz,
                                                        Executive Vice President and
                                                          Chief Financial Officer