Form 10-K
period 2000-12-31
SUMMIT PROPERTIES INC
filed 2001-03-12
CIK 915773

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

  For the fiscal year ended December 31, 2000          Commission file number
                                    1-12792

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant, as of February 27, 2001 was $590,743,788.

     The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of February 27, 2001 was 26,485,819.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 2000 Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K, are incorporated by reference herein as portions of Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                   PAGE
----                                                                   ----
PART I

1.       Business....................................................     3

2.       Properties..................................................     9

3.       Legal Proceedings...........................................    12

4.       Submission of Matters to a Vote of Security Holders.........    12

PART II

5.       Market for Registrant's Common Equity and Related
           Stockholder Matters.......................................    13

6.       Selected Financial Data.....................................    14

7.       Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................    17

7A.      Quantitative and Qualitative Disclosures about Market
           Risk......................................................    37

8.       Financial Statements and Supplementary Data.................    37

9.       Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure..................................    37

PART III

10.      Directors and Executive Officers of Registrant..............    38

11.      Executive Compensation......................................    38

12.      Security Ownership of Certain Beneficial Owners and
           Management................................................    38

13.      Certain Relationships and Related Transactions..............    38

PART IV

14.      Exhibits, Financial Statement Schedules and Reports on Form
           8-K.......................................................    39

                                     PART I

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Forward-Looking Statements" on page 17 and elsewhere in this Form 10-K.

ITEM 1.  BUSINESS

THE COMPANY

Summit Properties Inc. (the "Company") is an established leader in the development, acquisition, and management of luxury apartment communities. It has received numerous national awards including the "National Award for Customer Service" from CEL & Associates in 1998, 1999 and 2000. As of December 31, 2000, the Company owned or held an ownership interest in 64 completed Communities comprised of 18,706 apartment homes with an additional 2,469 apartment homes under construction in seven new Communities (collectively, the "Communities"). The Company is a fully integrated organization with multifamily development, construction, acquisition and management expertise. As of December 31, 2000, the Company had approximately 600 employees.

The Company's business is conducted principally through Summit Properties Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"), of which the Company is the sole general partner and an 85.8% economic owner as of December 31, 2000. The Company's property management, certain construction, and other businesses are conducted through its subsidiaries, Summit Management Company, a Maryland corporation (the "Management Company"), and Summit Apartment Builders, Inc., a Florida corporation (the "Construction Company"). Except where otherwise explicitly noted, the "Company" shall collectively hereinafter refer to Summit Properties Inc. and its subsidiaries, including the Operating Partnership, the Management Company and the Construction Company.

The Company, operating throughout the Southeast, Southwest, Midwest, and Mid-Atlantic states, has chosen to focus its current efforts in its seven largest core markets with a particular focus on the high growth areas of Washington, DC, Southeast Florida and Atlanta. In keeping with this strategy, the Company has established city operating offices in each of these high growth markets. These city offices have direct responsibility for development, construction, and management of the Communities in their geographic markets. The Company believes that this decentralized structure provides it with superior local knowledge and experience in each market.

OPERATING PHILOSOPHY

The Company views customer service as its driving force and seeks to provide its residents with experienced, well-trained and attentive management staffs. Utilizing a hiring process known as "Success By Selection", the Company distills potential candidates down to those who believe in superior customer service. Once hired, every associate enters into a comprehensive training program called "Ask for Action". This training program ensures that all associates have a clear understanding of their job responsibilities, the high standards of performance expected of them, and the importance of excellent customer service. The Company has also developed five classes focusing on excellence in property management to provide on-going training and to further enhance associate productivity. The Company believes that this training regimen, along with the "Success by Selection" hiring process, is providing a higher quality management staff, evidenced by higher resident satisfaction at the Communities and lower associate turnover.

The Company has long stressed the importance of developing strong customer relationships with its residents. The Company's commitment to resident satisfaction is evidenced by its "Peak Services". Among the many Peak Services are: a 30 Day Happiness Guarantee where residents can move from the Company's property without early lease termination charges if they are not satisfied with their home during the first 30 days; Same Day Maintenance Service and Emergency Maintenance available 24 hours a day; Business Services; Package

Acceptance and Delivery; Loaner Living Accessories where the Company provides convenience tools for the residents' use; No Nonsense Transfer Policy where residents can easily move from one Summit Community to another without incurring many of the additional fees normally associated with such a move; and a free current run Video Library.

The Company believes that this commitment to service excellence, in addition to the upscale features of its Communities and premium locations in high growth markets, has allowed the Company to charge market-leading rents to its residents while maintaining high occupancy rates.

GROWTH STRATEGIES

In addition to Superior Customer Service, the Company has identified four other strategies to create long term value for its stockholders: Efficient Capital Management; Strategic Market Selection; Decentralized, Fully Integrated Operating Teams; and Sound Risk Management.

Efficient Capital Management. The Company has determined that currently its most efficient source of capital is contained within its existing portfolio of properties. By disposing of older communities in less desirable locations, and redeploying that capital in new communities in larger high growth markets, the Company is able to create value in two ways. First, the Company has historically realized higher cash flows, on average, from the newer communities where this "recycled capital" has been utilized as compared to the older communities which have provided the source of this capital. Secondly, this recycling has reduced the average age of the Company's portfolio to approximately six years. This reduction in average age of the Company's portfolio has resulted in lower maintenance costs and has allowed the Company to better adapt its product to constantly changing market demands in terms of both size and amenities. Although the Company anticipates continuing this strategy of reinvesting capital obtained from dispositions into the development of new communities, there can be no assurance that the Company will be able to complete its disposition strategy or that assets identified for sale can be sold on terms that are satisfactory to the Company or at all.

Strategic Market Selection. The Company's strategy is to be the market-leading operator of luxury apartment homes in a carefully selected group of markets. The Company seeks to maximize growth by focusing its operations in a select number of markets throughout the Southeast, Southwest, and Mid-Atlantic states with particular emphasis on the large high growth markets of Washington, DC, South Florida and Atlanta. These markets have typically experienced stronger upswings and recovered from downturns more quickly. The Company believes that by operating in these markets it has a better opportunity to maximize the economic return from its Communities by optimizing the trade-off between increasing rental rates and maintaining high occupancy levels. Consistent with this strategy, the Company is typically among the rental rate leaders in its markets. The Company's affluent resident profile, well-trained property management staff, and management information systems support this strategy.

The Company is currently in the process of exiting its smaller markets and reinvesting the sale proceeds into new communities in its larger core markets. The Company believes this strategy will improve its financial performance by improving economies of scale, concentrating market knowledge, and increasing brand awareness.

For the year ended December 31, 2000, average rent per occupied apartment home for the Company's fully stabilized Communities increased 2.4%, and property operating income from these Communities increased 5.5% for the same period. Average occupancy, rental revenue, and property operating income levels for the Company's fully stabilized Communities are as follows for the years set forth below:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Average Physical Occupancy(1)...............................  94.6%    93.9%    93.3%
Average Monthly Rental Revenue per Occupied Apartment Home
  (1).......................................................  $886     $831     $763
Average Monthly Rental Revenue per Apartment Home Growth
  Rate......................................................   2.4%     2.2%     3.3%
Property Operating Income Growth Rate(2)....................   5.5%     6.0%     3.6%
Number of Communities(1)....................................    37       36       39

(1) The Company also has two acquisition Communities, fourteen stabilized development Communities (i.e., stabilized after January 1, 1998) and fourteen Communities in lease-up. In 2000, average physical occupancy rates were 92.8% and 94.0% and average monthly rental revenue were $914 and $951 per occupied apartment home for acquisition Communities and stabilized development Communities, respectively. Annual averages for Communities in lease-up are not meaningful as the Communities were in various stages of construction/lease-up during the year.

(2) Property Operating Income is defined as total rental and other property revenues less property operating and maintenance expense (excluding depreciation and amortization).

Decentralized, Fully Integrated Operating Teams. The Company has successfully integrated property management, development, and construction on a local level through its "City Team" concept. Each of the City Teams includes a developer adept at visualizing market opportunities, construction personnel who specialize in apartment buildings, and management personnel experienced in the marketing, leasing and maintenance of high-end apartment communities. Working within well understood corporate guidelines under the direction of senior management at the Company's headquarters, these teams operate as autonomous units in each of our major markets. As a result, the Company believes that it will be able to select the best sites in its markets, build high quality communities both in terms of architecture and construction techniques, and operate the communities to generate market leading rents while maintaining high occupancies. The Company believes this integrated approach will create premium quality communities with increased customer satisfaction.

Sound Risk Management. The Company practices sound risk management with respect to its portfolio of properties. Potential developments or acquisitions proposed by the various City Teams are vigorously reviewed by a panel of senior management of the Company prior to construction starting or an acquisition occurring. Decisions are based on maintaining a diverse portfolio, whereby the economic factors of the Company's aggregate property pool mitigate the risks of placing too much of the Company's portfolio in one or two markets. The Company believes that this combination of locally generated development opportunities, together with centralized review and assessment relative to how these local opportunities fit into the Company's overall growth strategies, produces superior product with manageable risk.

DEVELOPMENT PROGRAM

Through its City Teams, the Company maintains an active development program which provides a predictable and consistent stream of new revenues. Focusing on development allows the Company to build desirable properties that generate premium rents. It also provides returns which generally exceed those achieved on acquisitions.

In 2000, the Company completed development of eight Communities, adding 1,696 apartment homes to the Company's portfolio. These eight Communities represent a total investment of approximately $161.2 million. The Communities completed in 2000 are Summit New Albany II located in Columbus, Ohio; Summit Largo located in Largo, Maryland; Summit Hunter's Creek located in Orlando, Florida; Summit Deer Creek located in Atlanta, Georgia; Summit Ashburn Farm located in Loudon County, Virginia; Summit Russett II located in Laurel, Maryland; Summit Grandview located in Charlotte, North Carolina and Reunion Park by Summit located in Raleigh, North Carolina.

The Company utilizes the Construction Company in addition to third-party general contractors to build its new Communities. Of the 2,469 apartment homes in development at December 31, 2000, 95.8% are being built by the Construction Company, which has resulted in higher quality construction, improved timeliness and cost savings.

As of December 31, 2000, the Company had seven apartment Communities under construction (four of which are also in lease-up) containing 2,469 apartment homes, with a total budgeted cost of approximately $237.1 million.

The following provides summary information regarding the Communities under construction as of December 31, 2000 (dollars in thousands):

                                                       TOTAL                ESTIMATED   ANTICIPATED
                                         APARTMENT   ESTIMATED   COST TO     COST TO    CONSTRUCTION
COMMUNITY                                  HOMES       COSTS       DATE     COMPLETE     COMPLETION
---------                                ---------   ---------   --------   ---------   ------------
Summit Deerfield -- Cincinnati,
  OH(1)................................      498     $ 41,500    $ 35,210   $  6,290      Q3 2001
Summit Overlook -- Raleigh, NC.........      320       25,500      14,314     11,186      Q3 2001
Summit Crest -- Raleigh, NC............      438       30,700      21,148      9,552      Q3 2001
Summit Peachtree City -- Atlanta, GA...      397       31,500      24,008      7,492      Q4 2001
Summit Grand Parc -- Washington, DC....      105       29,400      13,038     16,362      Q1 2002
Summit Brookwood -- Atlanta, GA........      359       41,500       2,208     39,292      Q4 2002
Summit Valley Brook -- Philadelphia,
  PA...................................      352       37,000       9,507     27,493      Q1 2003
Other development and construction
  costs(2).............................       --           --      43,149         --
                                           -----     --------    --------   --------
                                           2,469     $237,100    $162,582   $117,667
                                           =====     ========    ========   ========

(1) Summit Deerfield is under contract for sale expected in 2001 as part of the Company's strategy to exit the Midwest markets. The Company does not expect to realize a loss upon the sale of Summit Deerfield.

(2) Consists primarily of land held for development and other predevelopment costs.

The Company is optimistic about the operating prospects of the Communities under construction. However, as with any development project, there are uncertainties and risks associated with the development of the Communities described above. While the Company has prepared development budgets and has estimated completion and stabilization target dates based on what it believes are reasonable assumptions in light of current conditions, there can be no assurance that actual costs will not exceed current budgets or that the Company will not experience construction delays due to the unavailability of materials, weather conditions or other events. Similarly, market conditions at the time these Communities become available for leasing will affect rental rates and the period of time necessary to achieve stabilization, and could result in achieving stabilization later than currently anticipated. See "Management's Discussions and Analysis of Financial Condition and Results of Operations -- Development Activity" for a discussion of uncertainties and risks associated with the Company and development activity.

ACQUISITION AND DISPOSITION PROGRAM

While the Company has emphasized development of new apartment communities as one of its strategies for growth, it also has the expertise to capitalize on expansion opportunities through the strategic acquisition of properties that meet the Company's investment criteria. The Company has acquired more than 9,102 apartment homes since its formation in 1994. Acquisitions have generally been concentrated in the Company's core markets in order to further strengthen brand identity and operational efficiencies. The Company's extensive local-market knowledge and development expertise give it an advantage in identifying and underwriting acquisition opportunities which the Company believes will create shareholder value. In 2000, elevated purchase prices for acquisitions in the open market would have generally resulted in economic performance for those assets that were unattractive when compared to the potential economic performance of the Company's development program. As a result, the Company made no such open market acquisitions in

2000. However, this pricing dynamic also created an opportunity for the Company to increase its disposition activity, thereby enhancing its Capital Recycling Program, which is dependent on the execution of attractively priced dispositions.

During 2000, the Company disposed of seven communities for an aggregate sales price of approximately $104 million. For the most part, these communities were located outside the Company's core markets and, as such, did not fit into the Company's strategic market selection strategy. These proceeds provided the basis for the Company's Capital Recycling Program.

Anticipating an increase in the pricing of open market acquisitions in some of its core markets, the Company entered into separate joint ventures during 1998 with the sponsor of two apartment communities to be developed in Atlanta. The Company owned a 49% interest in each of these two joint ventures. The terms of these joint ventures afforded the Company the future opportunity to obtain full ownership of each of these communities at attractive prices. On August 1, 2000, the Company purchased its joint venture partner's interest in each of these two communities, Summit Shiloh (182 apartment homes) and Summit Sweetwater (308 apartment homes), for an aggregate purchase price of approximately $36 million.

COMPANY HISTORY

The Company was formed in 1993 to continue and expand the multifamily development, construction, acquisition, operation, management and leasing businesses of the predecessor entities through which the Company historically conducted operations prior to its initial public offering (the "Summit Entities"). The Summit Entities were founded by the Company's Co-Chairman of the Board, William B. McGuire, Jr., in 1972. In 1981, William F. Paulsen joined the predecessor to the Company as Chief Executive Officer and shepherded the growth of its multifamily development and management activities. The Company organized itself as a real estate investment trust (a "REIT") and completed its initial public offering of common stock on February 15, 1994.

The Company, a Maryland corporation, is a self-administered and self-managed REIT. The Company's Common Stock is listed on the New York Stock Exchange (the "NYSE") under the symbol "SMT". The executive offices of the Company are located at 309 East Morehead Street, Suite 200, Charlotte, North Carolina 28202. The Company's telephone number is (704) 334-3000 and its facsimile number is (704) 333-8340. The Company also maintains offices in Atlanta, Georgia; Bethesda, Maryland; Ft. Lauderdale, Florida; Dallas, Texas and Raleigh, North Carolina.

2000 SIGNIFICANT EVENTS

On March 12, 2000, the Company adopted a new common stock repurchase program pursuant to which the Company is authorized to purchase up to an aggregate of $25 million of outstanding common stock, par value $.01 per share, of the Company ("Common Stock"). During 2000, the Company repurchased 279,400 shares of Common Stock under the repurchase program for an aggregate purchase price, including commissions of approximately $5.5 million, or an average price of $19.80 per share.

On April 20, 2000, the Company commenced a new program for the sale by the Operating Partnership of up to $250 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance. The new program was established under the Company's and the Operating Partnership's existing shelf registration statement. During 2000, the Operating Partnership issued notes with an aggregate principal amount of $52 million in connection with the new program.

THE OPERATING PARTNERSHIP

The Operating Partnership was formed on January 14, 1994, and is the entity through which principally all of the Company's business is conducted. The Company controls the Operating Partnership as the sole general partner and as the holder of 85.8% of the common units of limited partnership interest in the Operating Partnership ("Common Units") as of December 31, 2000. As the sole general partner of the Operating Partnership, the Company has the exclusive power to manage and conduct the business of the Operating

Partnership, subject to certain voting rights of holders of the preferred units of limited partnership interest discussed below. Subject to the rights and preferences of the outstanding preferred units, the Company's general and limited partnership interests in the Operating Partnership as of December 31, 2000, entitle it to share in 85.8% of the cash distributions from, and in the profits and losses of, the Operating Partnership.

Each Common Unit may be redeemed by the holder thereof for cash equal to the fair market value of a share of the Company's Common Stock or, at the option of the Company, an equivalent number of shares of Common Stock (subject to adjustment). The Company presently determines on a case-by-case basis whether it will elect to issue shares of Common Stock in connection with a redemption of Common Units rather than paying cash. With each redemption of Common Units for Common Stock, the Company's percentage ownership interest in the Operating Partnership will increase. Similarly, when the Company acquires a share of Common Stock under its common stock repurchase program or otherwise, it simultaneously disposes of one Common Unit of the Operating Partnership. In addition, whenever the Company issues shares of Common Stock for cash, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company.

During 1999, the Operating Partnership issued 3.4 million Series B and 2.2 million Series C Cumulative Perpetual Preferred Units.

The Operating Partnership cannot be terminated, except in connection with a sale of all or substantially all of the assets of the Company, for a period of 99 years from the date of formation without a vote of the limited partners of the Operating Partnership.

COMPETITION

Within each market there are numerous housing alternatives that compete with the Company's Communities in attracting residents. The Company's Communities compete directly with other rental apartments, condominiums and single-family homes that are available for rent or sale in the markets in which the Company's Communities are located. In addition, various entities, including insurance companies, pension and investment funds, partnerships, investment companies and other multifamily REITs, compete with the Company for the acquisition of existing properties and the development of new properties, some of which may have greater resources than the Company. The Company competes against these firms and other housing alternatives by stressing its customer service, market presence and experience. Although the Company believes that it has certain competitive advantages in its markets, competitive residential housing in a particular area could adversely affect the Company's ability to lease apartment homes and to increase or maintain its rents.

ENVIRONMENTAL MATTERS

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required, in many instances regardless of knowledge or responsibility, to investigate and remediate the effects of hazardous or toxic substances or petroleum product releases at such property. The owner or operator of real estate may be held liable to a governmental entity or to third parties for property damage and for investigation and remediation costs incurred by such parties in connection with the contamination, which may be substantial. The presence of such substances, or the failure to properly remediate the contamination, may adversely affect the owner's ability to borrow against, sell or rent such property. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. In connection with the ownership, operation, management and development of the Company's Communities and other real properties, the Company may be potentially liable for such damages and costs.

Certain federal, state and local laws, ordinances and regulations govern the removal, encapsulation and disturbance of asbestos-containing materials, or ACMs, when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such law, ordinances and regulations may impose liability for release of ACMs and may provide for third parties to seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership, operation, management and development of the Company's Communities and other real properties, the Company may be potentially liable for such costs.

The Company's assessments of its Communities have not revealed any environmental liability that the Company believes would have a material adverse effect on its business, assets, financial condition or results of operations, nor is the Company aware of any other environmental conditions which would have such a material adverse effect. It is possible, however, that the Company's assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. Moreover, there can be no assurance that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of the Company's Communities will not be affected by tenants, the condition of land or operations in the vicinity of the properties, such as the presence of underground storage tanks, or third parties unrelated to the Company.

ITEM 2.  PROPERTIES

THE COMMUNITIES

As of December 31, 2000, the Company owned, and operated through the Operating Partnership, 59 completed Communities and four Communities which are currently under construction and in lease-up, for a total of 18,926 apartment homes. Forty-four of the Communities have been completed since January 1, 1990 and, as of December 31, 2000, the average age of the completed Communities was approximately 6 years. The following is a summary of Communities by market:

                                                                   NUMBER OF      % OF TOTAL
                                                   NUMBER OF       APARTMENT      APARTMENT
                                                  COMMUNITIES        HOMES          HOMES
                                                  -----------      ---------      ----------
Washington, DC..................................           10          3,196            16.9%
Atlanta, Georgia................................            9          2,864            15.1%
Raleigh, North Carolina.........................            9          2,726            14.4%
Charlotte, North Carolina.......................           11          2,246            11.9%
South Florida...................................            6          2,019            10.7%
Dallas, Texas...................................            3          1,359             7.2%
Orlando, Florida................................            3            926             4.9%
Richmond, Virginia..............................            3            862             4.6%
Austin, Texas...................................            2            856             4.5%
Cincinnati, Ohio................................            1            498             2.6%
Tampa, Florida..................................            3            480             2.5%
Columbus, Ohio..................................            1            428             2.3%
San Antonio, Texas..............................            1            250             1.3%
Philadelphia, Pennsylvania......................            1            216             1.1%
                                                  -----------      ---------      ----------
                                                           63         18,926           100.0%
                                                  ===========      =========      ==========

All of the Communities target middle to upper income apartment renters as customers and have amenities, apartment home sizes and mixes consistent with the desires of this resident population. The Communities are located throughout the Southeastern, Southwestern, Mid-Western and Mid-Atlantic United States.

The following table highlights certain information regarding the Communities:

                                                                                                                 AVERAGE   AVERAGE
                                                                                          AVERAGE     AVERAGE    MONTHLY   MONTHLY
                                                                              AVERAGE    PHYSICAL    PHYSICAL    RENTAL    RENTAL
                                                    NUMBER OF      YEAR      APARTMENT   OCCUPANCY   OCCUPANCY   REVENUE   REVENUE
MARKET AREA/COMMUNITY               LOCATION        APARTMENTS   COMPLETED     SIZE       2000(1)     1999(1)    2000(2)   1999(2)
---------------------          ------------------   ----------   ---------   ---------   ---------   ---------   -------   -------
ATLANTA
Summit Club at Dunwoody......  Atlanta, GA               324       1997        1,007       95.3         94.4     $  942    $  926
Summit Glen..................  Atlanta, GA               242       1992          983       94.9         93.7        959       940
Summit on the River..........  Atlanta, GA               352       1997        1,103       93.0         93.5        895       866
Summit St. Clair.............  Atlanta, GA               336       1997          969       92.8         90.5      1,028     1,022
                                                      ------                   -----       ----        -----     ------    ------
ATLANTA WEIGHTED AVERAGE.........................      1,254                   1,019       93.9         93.0        955       938
CHARLOTTE
Summit Arbors................  Charlotte, NC             120       1986          944       96.4         94.6        921       890
Summit Crossing..............  Charlotte, NC             128       1985          978       93.8         93.1        715       707
Summit Foxcroft(4)...........  Charlotte, NC             156       1979          940       94.1         90.5        707       702
Summit Norcroft..............  Charlotte, NC             162       1991        1,112       94.7         91.5        800       811
Summit Radbourne.............  Charlotte, NC             225       1991        1,006       96.6         90.9        778       785
Summit Simsbury..............  Charlotte, NC             100       1985          874       95.2         90.1        788       793
Summit Touchstone............  Charlotte, NC             132       1986          899       94.7         90.6        703       714
                                                      ------                   -----       ----        -----     ------    ------
CHARLOTTE WEIGHTED AVERAGE.......................      1,023                     975       95.2         91.5        771       771
ORLANDO
Summit Fairways..............  Orlando, FL               240       1996        1,302       95.2         94.1        886       894
Summit Sand Lake.............  Orlando, FL               416       1995        1,035       94.1         92.8        807       828
                                                      ------                   -----       ----        -----     ------    ------
ORLANDO WEIGHTED AVERAGE.........................        656                   1,133       94.5         93.3        836       852
RALEIGH
Summit Highland..............  Raleigh, NC               172       1987          986       95.4         95.0        719       723
Summit Mayfaire..............  Raleigh, NC               144       1995        1,047       95.4         95.4        781       773
Summit Square................  Durham, NC                362       1990          925       94.6         92.0        786       789
                                                      ------                   -----       ----        -----     ------    ------
RALEIGH WEIGHTED AVERAGE.........................        678                     966       95.0         93.5        768       769
RICHMOND
Summit Breckenridge..........  Glen Allen, VA            300       1987          928       93.7         95.4        779       753
Summit Stony Point...........  Richmond, VA              250       1986        1,045       94.0         94.3        828       799
Summit Waterford.............  Midlothian, VA            312       1990          995       94.1         93.8        737       742
                                                      ------                   -----       ----        -----     ------    ------
RICHMOND WEIGHTED AVERAGE........................        862                     986       93.9         94.5        778       762
SOUTH FLORIDA
Summit Aventura..............  Aventura, FL              379       1995        1,106       95.4         95.5      1,122     1,077
Summit Del Ray...............  Delray Beach, FL          252       1993          968       94.1         92.9        907       890
Summit Palm Lake.............  W. Palm Beach, FL         304       1992          919       92.1         93.5        799       816
Summit Plantation I..........  Plantation, FL            262       1995        1,283       93.7         92.6      1,066     1,037
Summit Portofino.............  Broward County, FL        322       1995        1,307       95.9         93.4      1,047     1,008
                                                      ------                   -----       ----        -----     ------    ------
SOUTH FLORIDA WEIGHTED AVERAGE...................      1,519                   1,119       94.4         93.7        996       972
TAMPA
Summit Gateway...............  St. Petersburg, FL        212       1987          828       96.2         96.7        708       683
Summit Lofts.................  Palm Harbour, FL          200       1990        1,045       92.3         93.9        774       762
Summit Walk..................  Tampa, FL                  68       1993        1,614       95.0         94.0      1,110     1,118
                                                      ------                   -----       ----        -----     ------    ------
TAMPA WEIGHTED AVERAGE...........................        480                   1,030       94.4         95.1        792       778
WASHINGTON, D.C.
Summit Belmont...............  Fredricksburg, VA         300       1987          881       97.1         95.5        739       700
Summit Fair Oaks.............  Fairfax, VA               246       1990          938       96.0         98.2      1,142     1,012
Summit Meadow................  Columbia, MD              178       1990        1,020       94.1         94.7      1,003       971
Summit Reston................  Reston, VA                418       1987          854       96.9         97.1      1,173     1,044
Summit Windsor...............  Frederick, MD             453       1989          903       93.8         92.7        800       763
                                                      ------                   -----       ----        -----     ------    ------
WASHINGTON, D.C. WEIGHTED AVERAGE................      1,595                     905       95.6         95.4        962       886
WILMINGTON/NEWARK, DE
Summit Pike Creek............  Newark, DE                264       1988          899       96.2         95.2        898       860
DALLAS
Summit Belcourt..............  Dallas, TX                180       1994          875       94.9         95.4      1,082     1,132
Summit Buena Vista...........  Dallas, TX                467       1996          925       92.3         90.6        855       874
                                                      ------                   -----       ----        -----     ------    ------
DALLAS WEIGHTED AVERAGE..........................        647                     911       93.0         91.9        918       946
SAN ANTONIO
Summit Turtle Rock...........  San Antonio, TX           250       1995          857       93.5         94.3        780       773
AUSTIN
Summit Arboretum.............  Austin, TX                408       1996          847       96.1         92.9        882       834
                                                      ------                   -----       ----        -----     ------    ------
TOTAL WEIGHTED AVERAGE OF COMMUNITIES STABILIZED
 IN 2000 AND 1999................................      9,636                     991       94.6         93.7        886       865
                                                      ------                   -----       ----        -----     ------    ------

                                  MORTGAGE
                                   NOTES
                                 PAYABLE AT
                                DECEMBER 31,
                                    2000
MARKET AREA/COMMUNITY          (IN THOUSANDS)
---------------------          --------------
ATLANTA
Summit Club at Dunwoody......          --
Summit Glen..................          (3)
Summit on the River..........          (3)
Summit St. Clair.............          (3)
ATLANTA WEIGHTED AVERAGE.....
CHARLOTTE
Summit Arbors................          --
Summit Crossing..............       3,985
Summit Foxcroft(4)...........       2,519
Summit Norcroft..............          (3)
Summit Radbourne.............       8,294
Summit Simsbury..............          (5)
Summit Touchstone............          (5)
CHARLOTTE WEIGHTED AVERAGE...
ORLANDO
Summit Fairways..............          --
Summit Sand Lake.............      13,990
ORLANDO WEIGHTED AVERAGE.....
RALEIGH
Summit Highland..............          (3)
Summit Mayfaire..............          --
Summit Square................          --
RALEIGH WEIGHTED AVERAGE.....
RICHMOND
Summit Breckenridge..........          --
Summit Stony Point...........          (6)
Summit Waterford.............          --
RICHMOND WEIGHTED AVERAGE....
SOUTH FLORIDA
Summit Aventura..............          --
Summit Del Ray...............          (3)
Summit Palm Lake.............          --
Summit Plantation I..........          (3)
Summit Portofino.............          --
SOUTH FLORIDA WEIGHTED AVERAG
TAMPA
Summit Gateway...............          (6)
Summit Lofts.................          --
Summit Walk..................          --
TAMPA WEIGHTED AVERAGE.......
WASHINGTON, D.C.
Summit Belmont...............          (6)
Summit Fair Oaks.............          --
Summit Meadow................          (3)
Summit Reston................          --
Summit Windsor...............          (3)
WASHINGTON, D.C. WEIGHTED AVE
WILMINGTON/NEWARK, DE
Summit Pike Creek............          (6)
DALLAS
Summit Belcourt..............       9,386
Summit Buena Vista...........      24,980
DALLAS WEIGHTED AVERAGE......
SAN ANTONIO
Summit Turtle Rock...........      10,634
AUSTIN
Summit Arboretum.............      19,567
TOTAL WEIGHTED AVERAGE OF COM
 IN 2000 AND 1999............


                                                                                                                 AVERAGE   AVERAGE
                                                                                          AVERAGE     AVERAGE    MONTHLY   MONTHLY
                                                                              AVERAGE    PHYSICAL    PHYSICAL    RENTAL    RENTAL
                                                    NUMBER OF      YEAR      APARTMENT   OCCUPANCY   OCCUPANCY   REVENUE   REVENUE
MARKET AREA/COMMUNITY               LOCATION        APARTMENTS   COMPLETED     SIZE       2000(1)     1999(1)    2000(2)   1999(2)
---------------------          ------------------   ----------   ---------   ---------   ---------   ---------   -------   -------
STABILIZED DEVELOPMENT COMMUNITIES(7)
Summit Ballantyne............  Charlotte, NC             400       1998        1,053       93.2         90.5        886       882
Summit Camino Real...........  Dallas, TX                712       1998          860       92.3         91.5        783       806
Summit Doral.................  Miami, FL                 260       1999        1,172       96.4         63.1      1,156       803
Summit Fair Lakes............  Fairfax, VA               530       1999          996       96.7         80.5      1,295       935
Summit Governor's Village....  Raleigh, NC               242       1999        1,134       92.6         83.7        872       857
Summit Lake..................  Raleigh, NC               446       1999        1,075       93.6         80.3      1,265     1,190
Summit Las Palmas............  Austin, TX                448       1998          890       94.2         93.1        897       858
Summit New Albany............  Columbus, OH              301       1998        1,235       94.5         83.2        844       806
Summit Norcroft II...........  Charlotte, NC              54       1997        1,168       94.7         91.7        800       811
Summit Plantation II.........  Plantation, FL            240       1997        1,173       93.6         92.5      1,118     1,087
Summit Russett...............  Laurel, MD                314       1997          958       92.0         95.6      1,054       973
Summit Sedgebrook............  Charlotte, NC             368       1999        1,017       92.3         84.1      1,155     1,052
Summit Stonefield............  Yardley, PA               216       1998        1,022       96.4         98.0      1,290     1,183
Summit Westwood..............  Raleigh, NC               354       1999        1,112       95.4         68.3        814       644
                                                      ------                   -----       ----        -----     ------    ------
                                                       4,885                   1,028       94.0         85.3        951       906
                                                      ------                   -----       ----        -----     ------    ------

ACQUISITION COMMUNITIES
Summit Shiloh................  Atlanta, GA               182       2000        1,151       92.3          N/A        921       N/A
Summit Sweetwater............  Atlanta, GA               308       2000        1,151       93.1          N/A        909       N/A
                                                      ------                   -----       ----                  ------
                                                         490                   1,151       92.8                     914
                                                      ------                   -----       ----                  ------

TOTAL WEIGHTED AVERAGE OF STABILIZED
 COMMUNITIES.....................................     15,011                   1,008       94.4         90.9        891       878
                                                      ------                   -----       ----        -----     ------    ------

COMMUNITIES IN LEASE-UP(8)
Reunion Park by Summit.......  Raleigh, NC               248       2000          941       52.4          N/A        339       N/A
Summit Ashburn Farm..........  Loudon County, VA         162       2000        1,061       76.5          N/A        766       N/A
Summit Crest.................  Raleigh, NC               438       2001        1,129        4.1          N/A         53       N/A
Summit Deer Creek............  Atlanta, GA               292       2000        1,187       66.5          3.7        774       242
Summit Deerfield.............  Cincinnati, OH            498       2001        1,189       9.43          N/A         92       N/A
Summit Fairview..............  Charlotte, NC             135       1983        1,036       95.2         87.5        812       818
Summit Grandview.............  Charlotte, NC             266       2000        1,082        9.9          N/A        186       N/A
Summit Hunter's Creek........  Orlando, FL               270       2000        1,082       61.6          3.0        769        95
Summit Largo.................  Largo, MD                 219       2000        1,042       95.7         29.4      1,117       563
Summit Lenox.................  Atlanta, GA               431       1965          963       70.7         88.1        996       968
Summit New Albany II.........  Columbus, OH              127       2000        1,235       81.3         14.9        786       228
Summit Overlook..............  Raleigh, NC               320       2001        1,056        0.3          N/A        N/A       N/A
Summit Peachtree City........  Atlanta, GA               397       2001        1,026        N/A          N/A        N/A       N/A
Summit Russett II............  Laurel, MD                112       2000        1,025       22.9          N/A        809       N/A
                                                      ------                   -----
                                                       3,915                   1,078
                                                      ------                   -----
TOTAL COMMUNITIES................................     18,926                   1,011
                                                      ======                   =====

                                  MORTGAGE
                                   NOTES
                                 PAYABLE AT
                                DECEMBER 31,
                                    2000
MARKET AREA/COMMUNITY          (IN THOUSANDS)
---------------------          --------------
STABILIZED DEVELOPMENT COMMUN
Summit Ballantyne............          (3)
Summit Camino Real...........      16,519
Summit Doral.................          --
Summit Fair Lakes............      48,340
Summit Governor's Village....          --
Summit Lake..................          --
Summit Las Palmas............          (3)
Summit New Albany............          --
Summit Norcroft II...........          (3)
Summit Plantation II.........          (3)
Summit Russett...............          --
Summit Sedgebrook............          --
Summit Stonefield............          --
Summit Westwood..............          --
ACQUISITION COMMUNITIES
Summit Shiloh................          --
Summit Sweetwater............          --
TOTAL WEIGHTED AVERAGE OF STA
 COMMUNITIES.................
COMMUNITIES IN LEASE-UP(8)
Reunion Park by Summit.......          --
Summit Ashburn Farm..........          --
Summit Crest.................          --
Summit Deer Creek............          --
Summit Deerfield.............          --
Summit Fairview..............          --
Summit Grandview.............          --
Summit Hunter's Creek........          --
Summit Largo.................          --
Summit Lenox.................          --
Summit New Albany II.........          --
Summit Overlook..............          --
Summit Peachtree City........          --
Summit Russett II............          --
TOTAL COMMUNITIES............

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

(3) Collateral for fixed rate mortgage of $140.6 million.

(4) Summit Foxcroft is held by a partnership in which the Company is a 75% managing general partner.

(5) Collateral for a fixed rate mortgage of $8.3 million.

(6) Collateral for letters of credit in an aggregate amount of $38.3 million which serve as collateral for $37.4 million in tax exempt bonds.

(7) Communities that were stabilized in 2000 but were stabilized subsequent to January 1, 1998.

(8) Communities that were in lease-up during 2000. These Communities have, and are, leasing at a rate consistent with the Company's expectations. As with any community in lease-up, there are uncertainties and risks associated with the Company's communities in lease-up. While the Company has estimated completion and stabilization budgets and target dates based on what it believes are reasonable assumptions in light of current conditions, there can be no assurance that actual costs will not exceed current budgets or that the Company will not experience delays in reaching stabilization of such Communities.

Information with respect to total debt secured by 29 of the Company's Communities having an aggregate net book value of approximately $468.5 million as of December 31, 2000, is as follows (in thousands):

                                                       FIXED RATE      VARIABLE RATE
                                                     --------------    -------------
Total principal..................................    $      307,036       $   37,363
Interest rates range from........................    6.24% to 9.80%            6.25%(1)
Weighted average interest rate...................             6.86%            6.25%(1)
Annual debt service..............................    $       24,932       $    3,128(2)

Aggregate maturities for secured debt:

2001........................................................    $  6,663
2002........................................................      15,148
2003........................................................       7,384
2004........................................................       7,813
2005........................................................      42,785
Thereafter..................................................     264,606
                                                                --------
Total.......................................................    $344,399
                                                                ========

(1) Interest rate as of December 31, 2000.

(2) Annual debt service for variable rate loans represents 2000 costs and includes letter of credit fees and other bond related costs.

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

ITEM 3.  LEGAL PROCEEDINGS

Neither the Company nor any of the Communities is presently subject to any material litigation nor, to the Company's knowledge, is any litigation threatened against the Company or any of the Communities, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the business, financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock began trading on the NYSE on February 8, 1994 under the symbol "SMT". The following table sets forth the quarterly high and low sales prices per share reported on the NYSE:

                                                                   2000              1999
                                                              ---------------   ---------------
QUARTER                                                        HIGH     LOW      HIGH     LOW
-------                                                       ------   ------   ------   ------
January 1 through March 31..................................  $19.75   $17.56   $18.50   $16.00
April 1 through June 30.....................................   22.00    19.00    20.25    16.50
July 1 through September 30.................................   24.69    21.19    20.63    18.94
October 1 through December 31...............................   26.13    22.00    19.94    16.50

On February 27, 2001, the last reported sale price of the Common Stock on the NYSE was $23.31. On February 27, 2001, there were 1,444 holders of record of 26,485,819 shares of the Company's Common Stock.

The Company declared a dividend of $0.4375 per share of Common Stock for each of the four quarters in 2000, which was paid on May 15, 2000 for the first quarter, August 15, 2000 for the second quarter, November 15, 2000 for the third quarter and February 15, 2001 for the fourth quarter.

The Company declared a dividend of $0.4175 per share of Common Stock for each of the four quarters in 1999, which was paid on May 13, 1999 for the first quarter, August 14, 1999 for the second quarter, November 12, 1999 for the third quarter, and February 14, 2000 for the fourth quarter.

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

On October 10, 2000, the Company issued to a limited partner of the Operating Partnership 12,132 shares of Common Stock in exchange for the corresponding number of Common Units. Such shares of the Company's Common Stock were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. In light of the information obtained by the Company in connection with such transaction, management of the Company believes that the Company may rely on such exemption.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and other information on a consolidated historical basis for the Company as of and for each of the years in the five-year period ended December 31, 2000. This table should be read in conjunction with the Consolidated Financial Statements of Summit Properties Inc. and the Notes thereto included elsewhere herein (amounts in thousands except per share and property information).

                            SELECTED FINANCIAL DATA
                      SUMMIT PROPERTIES INC. (HISTORICAL)

                                                          YEARS ENDED DECEMBER 31,
                                        ------------------------------------------------------------
                                           2000         1999         1998        1997        1996
                                        ----------   ----------   ----------   ---------   ---------
OPERATING INFORMATION:
Revenue
  Rental..............................  $  172,639   $  162,859   $  137,961   $ 110,105   $  89,093
  Interest and other..................      17,005       13,989        9,608       6,572       5,396
                                        ----------   ----------   ----------   ---------   ---------
          Total.......................     189,644      176,848      147,569     116,677      94,489
                                        ----------   ----------   ----------   ---------   ---------
Property operating and maintenance
  expense (before depreciation).......      59,087       57,318       51,550      42,032      35,226
Interest expense......................      38,649       37,282       32,550      20,901      16,113
Depreciation and amortization.........      37,674       35,424       29,953      23,710      19,233
General and administrative expense....       4,752        3,876        3,861       2,740       2,557
Loss (income) from equity
  investments.........................       1,178          615          328        (274)        173
                                        ----------   ----------   ----------   ---------   ---------
          Total.......................     141,340      134,515      118,242      89,109      73,302
                                        ----------   ----------   ----------   ---------   ---------
Income before gain on sale of real
  estate assets, extraordinary items
  and minority interest of unitholders
  in Operating Partnership and
  dividends to preferred unitholders
  in Operating Partnership............      48,304       42,333       29,327      27,568      21,187
Gain on sale of real estate assets....      38,510       17,427       37,148       4,366          --
                                        ----------   ----------   ----------   ---------   ---------
Income before extraordinary items,
  minority interest of unitholders in
  Operating Partnership and dividends
  to preferred unitholders in
  Operating Partnership...............  $   86,814   $   59,760   $   66,475   $  31,934   $  21,187
                                        ==========   ==========   ==========   =========   =========
Net income............................  $   63,874   $   45,745   $   56,375   $  27,116   $  16,948
                                        ==========   ==========   ==========   =========   =========
Income per share before extraordinary
  items -- basic......................  $     2.42   $     1.65   $     2.28   $    1.17   $    0.92
                                        ==========   ==========   ==========   =========   =========
Income per share before extraordinary
  items -- diluted....................  $     2.41   $     1.65   $     2.28   $    1.17   $    0.92
                                        ==========   ==========   ==========   =========   =========
Net income per share -- basic.........  $     2.42   $     1.65   $     2.26   $    1.17   $    0.90
                                        ==========   ==========   ==========   =========   =========
Net income per share -- diluted.......  $     2.41   $     1.65   $     2.26   $    1.17   $    0.90
                                        ==========   ==========   ==========   =========   =========
Dividends per share...................  $     1.75   $     1.67   $     1.63   $    1.59   $    1.55
                                        ==========   ==========   ==========   =========   =========

                                                          YEARS ENDED DECEMBER 31,
                                        ------------------------------------------------------------
                                           2000         1999         1998        1997        1996
                                        ----------   ----------   ----------   ---------   ---------
Weighted average shares outstanding --
  basic...............................      26,341       27,698       24,935      23,146      18,888
                                        ==========   ==========   ==========   =========   =========
Weighted average shares outstanding --
  diluted.............................      26,542       27,769       24,944      23,182      18,915
                                        ==========   ==========   ==========   =========   =========
Weighted average shares and units
  outstanding -- basic................      30,697       32,135       29,141      27,258      22,914
                                        ==========   ==========   ==========   =========   =========
Weighted average shares and units
  outstanding -- diluted..............      30,897       32,206       29,150      27,294      22,941
                                        ==========   ==========   ==========   =========   =========
BALANCE SHEET INFORMATION:
Real estate, before accumulated
  depreciation........................  $1,423,179   $1,284,818   $1,206,536   $ 913,033   $ 704,779
Total assets..........................   1,340,151    1,217,413    1,198,664     825,293     634,991
Total long-term debt..................     763,899      649,632      726,103     474,673     309,933
Stockholders' equity..................     338,677      327,335      358,925     265,839     257,214
OTHER INFORMATION:
Cash flow provided by (used in):
  Operating activities................  $   70,968   $   59,021   $   63,808   $  55,947   $  41,176
  Investing activities................    (118,197)     (39,751)    (219,170)   (175,907)   (103,971)
  Financing activities................      46,247      (17,977)     154,636     119,858      63,579
Funds from operations(1)..............  $   73,342   $   70,707   $   58,242   $  50,201   $  39,391
Total completed communities (at end of
  period).............................          59           65           66          61          51
Total apartment homes developed(2)....       1,696        1,650          973       1,454       1,061
Total apartment homes acquired........         490           --        3,557       1,434         262
Total apartment homes (at end of
  period)(3)..........................      17,273       16,765       16,631      14,462      11,788
Ratio of earnings to fixed
  charges(4)..........................        1.99         1.85         2.52        1.93        1.79

(1) The Company considers funds from operations ("FFO") to be an appropriate measure of performance of an equity REIT. The Company computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO, as defined by NAREIT, represents net income (loss) excluding gains or losses from sales of property, plus depreciation of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles ("GAAP"). The Company's methodology for calculating FFO may differ from the methodology for calculating FFO utilized by other real estate companies, and accordingly, may not be comparable to other real estate companies. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and to make capital expenditures. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the

    Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make dividend or distribution payments. FFO is calculated as follows (dollars in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                   -----------------------------------------------
                                                    2000      1999      1998      1997      1996
                                                   -------   -------   -------   -------   -------
    Income before gain on sale of real estate
      assets, minority interest of unitholders in
      Operating Partnership and extraordinary
      items......................................  $35,884   $35,635   $29,327   $27,568   $21,187
    Management Company gain on sale..............     (208)       --        --        --        --
    Real estate depreciation.....................   37,666    35,072    28,915    22,633    18,204
                                                   -------   -------   -------   -------   -------
    Funds from Operations........................  $73,342   $70,707   $58,242   $50,201   $39,391
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements relating to the operating performance of fully stabilized Communities, the development, acquisition or disposition of properties, estimated net asset value, anticipated construction completion and lease-up dates, and estimated development costs. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume" and other similar expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Company to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to: (1) economic conditions generally and the real estate market specifically, including changes in occupancy rates and market rents, (2) legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts ("REITs")), (3) availability of capital, (4) interest rates, (5) uncertainties associated with the Company's development activities, including the failure to obtain zoning and other approvals and increases in construction costs, (6) the failure of acquisitions to yield expected results, (7) the failure to sell Communities marketed for sale or to sell such Communities in a timely manner or on favorable terms, (8) construction delays due to the unavailability of materials, weather conditions or other delays, (9) competition which could limit the Company's ability to secure attractive investment opportunities, lease apartment homes or increase or maintain rents, (10) supply and demand for apartment communities in the Company's current and proposed market areas, especially the Company's core markets, (11) changes in generally accepted accounting principles, or policies and guidelines applicable to REITs, and (12) those factors discussed in the section entitled "Operating Performance of the Company's Fully Stabilized Communities," in the section entitled "Net Asset Value," and in the section entitled "Certain Factors Affecting the Performance of Development Communities," on pages 19, 31 and 34, respectively, of this report. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

Effective January 1, 1999, the Company implemented prospectively a new accounting policy whereby the cost of carpet replacements is capitalized and depreciated over their estimated useful lives. Previously, the cost of carpet replacement had been expensed. The Company believes that the newly adopted accounting policy is preferable as it is consistent with standards and practices utilized by the majority of the Company's peers and provides a better matching of expenses with the related benefit of the expenditure. The change in accounting policy is being treated prospectively as a change in accounting principle inseparable from a change in accounting estimate. The effect of this change for the years ended December 31, 2000 and 1999 was a net increase in net income of $1.5 million and $1.4 million, respectively. Comparative property operating information included in this section for the year ended December 31, 1998 has been adjusted to reflect the 1999 change in accounting policy. Carpet replacement expenditures for the entire portfolio of communities for the years ended December 31, 2000, 1999 and 1998 were $1.7 million, $1.8 million and $1.7 million, respectively.

  Results of Operations for the Years Ended December 31, 2000, 1999 and 1998

Income before minority interest of common unitholders in the Operating Partnership, gain on sale of real estate assets and extraordinary items increased from 1998 ($29.3 million) to 1999 ($42.3 million) and from 1999 to 2000 ($48.3 million) primarily due to increased property operating income at stabilized Communities, as well as the addition of property operating income from Communities in lease-up, partially offset by a decrease in property income due to the disposition of Communities.

OPERATING PERFORMANCE OF THE COMPANY'S PORTFOLIO OF COMMUNITIES

The operating performance of the Communities is summarized below (dollars in thousands):

                                         YEAR ENDED DECEMBER 31,          YEAR ENDED DECEMBER 31,
                                      ------------------------------   ------------------------------
                                        2000       1999     % CHANGE     1999       1998     % CHANGE
                                      --------   --------   --------   --------   --------   --------
Property revenues:
  Fully Stabilized Communities(1)...  $101,235   $ 97,346      4.0%    $ 85,499   $ 82,127      4.1%
  Acquisition Communities(2)........     2,194         --    100.0%      36,038     10,873    231.4%
  Stabilized Development
     Communities....................    55,269     46,914     17.8%      24,166     22,013      9.8%
  Communities in lease-up...........    16,654      6,394    160.5%      19,711      3,482    466.1%
  Communities sold..................    10,082     22,875    -55.9%       8,115     27,161    -70.1%
                                      --------   --------              --------   --------
Total property revenues.............   185,434    173,529      6.9%     173,529    145,656     19.1%
                                      --------   --------              --------   --------
Property operating and maintenance
  expense:
  Fully Stabilized Communities......    32,889     32,538      1.1%      28,216     28,096      0.4%
  Acquisition Communities...........       687         --    100.0%      12,873      3,256    295.4%
  Stabilized Development
     Communities....................    16,891     14,187     19.1%       7,157      6,545      9.4%
  Communities in lease-up...........     5,244      2,519    108.2%       5,758      1,337    330.7%
  Communities sold..................     3,376      8,074    -58.2%       3,314     10,572    -68.6%
                                      --------   --------              --------   --------
Total property operating and
  maintenance expense...............    59,087     57,318      3.1%      57,318     49,806     15.1%
                                      --------   --------              --------   --------
Property operating income...........  $126,347   $116,211      8.7%    $116,211   $ 95,850     21.2%
                                      ========   ========              ========   ========
Apartment homes, end of period......    18,926     17,673      7.1%      17,673     18,003     -1.8%
                                      ========   ========              ========   ========

(1) Includes Communities which were stabilized during the entire period for each of the comparable periods presented.

(2) The 2000 and 1999 comparison includes the Communities acquired in 2000. The 1999 and 1998 comparison includes the Communities acquired in 1998. There were no Communities acquired in 1999.

A summary of the Company's apartment homes for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                               2000     1999     1998
                                                              ------   ------   ------
Apartment homes at the beginning of the year................  17,673   18,003   14,981
Acquisitions................................................     490       --    3,558
Developments which began rental operations during the
  year......................................................   2,439    1,188    1,825
Sale of apartment homes.....................................  (1,676)  (1,518)  (2,361)
                                                              ------   ------   ------
Apartment homes at the end of the year(1)...................  18,926   17,673   18,003
                                                              ======   ======   ======

(1) The Company also owns a 25% interest in a joint venture which owns 1,433 apartment homes.

OPERATING PERFORMANCE OF THE COMPANY'S FULLY STABILIZED COMMUNITIES

The operating performance of the Fully Stabilized Communities is summarized below (dollars in thousands except average monthly rental revenue):

                                            YEAR ENDED DECEMBER 31,        YEAR ENDED DECEMBER 31,
                                         -----------------------------   ----------------------------
                                           2000      1999     % CHANGE    1999      1998     % CHANGE
                                         --------   -------   --------   -------   -------   --------
Property revenues:
  Rental...............................  $ 94,501   $91,411      3.4%    $80,163   $77,800      3.0%
  Other................................     6,734     5,935     13.5%      5,336     4,327     23.3%
                                         --------   -------              -------   -------
Total property revenues................   101,235    97,346      4.0%     85,499    82,127      4.1%
                                         --------   -------              -------   -------
Property operating and maintenance
  expense:
  Personnel............................     6,265     7,080    -11.5%      6,539     6,185      5.7%
  Advertising and promotion............     1,310     1,318     -0.6%      1,154     1,179     -2.1%
  Utilities............................     4,533     4,436      2.2%      3,976     3,919      1.5%
  Building repairs and
     maintenance(1)....................     5,060     5,141     -1.6%      4,877     4,780      2.0%
  Real estate taxes and insurance......    11,159    10,471      6.6%      8,117     8,495     -4.4%
  Property supervision.................     2,831     2,415     17.2%      2,134     2,012      6.1%
  Other operating expense..............     1,731     1,677      3.2%      1,419     1,526     -7.0%
                                         --------   -------              -------   -------
Total property operating and
  maintenance expense..................    32,889    32,538      1.1%     28,216    28,096      0.4%
                                         --------   -------              -------   -------
Property operating income..............  $ 68,346   $64,808      5.5%    $57,283   $54,031      6.0%
                                         ========   =======              =======   =======
Average physical occupancy.............      94.6%     93.7%     1.0%       93.9%     93.4%     0.5%
                                         ========   =======              =======   =======
Average monthly rental revenue.........  $    886   $   865      2.4%    $   831   $   813      2.2%
                                         ========   =======              =======   =======
Number of apartment homes..............     9,636     9,636                8,755     8,755
                                         ========   =======              =======   =======
Number of apartment communities........        37        37                   36        36
                                         ========   =======              =======   =======

(1) Effective January 1, 1999, the Company implemented prospectively a new accounting policy whereby expenditures for carpet replacement are capitalized. Previously, the cost of carpet replacement had been expensed. While the 1998 historical financial statements have not been restated to reflect the change, for comparative purposes only, fully stabilized Communities' building repairs and maintenance cost for the year ended December 31, 1998 has been adjusted in the table above to reflect the new policy. Carpet replacement costs for comparison of the years ended December 31, 2000 and 1999 were $1.3 million and $1.2 million, respectively. Carpet replacement costs for comparison of the years ended December 31, 1999 and 1998 were $1.3 million and $1.1 million, respectively.

Rental and other revenue increased from 1999 to 2000 due to higher rental rates, higher occupancy rates and increased revenue from sources other than rental income such as telephone, cable and water submeter income. The 4.0% property revenue growth rate was stable when compared to the prior year rate of growth. The growth rate for 2000 was especially strong in the Washington, DC and Austin markets. In 2001, the Company expects the rate of growth to remain steady as permit issuances generally decline in the markets where the Company operates. The Company believes its expectations relative to property revenue growth are based on reasonable assumptions as to future economic conditions and the quantity of competitive multi-family apartment communities in the markets in which the Company does business. However, there can be no assurance that actual results will not differ from these assumptions.

Property operating and maintenance expenses increased by 1.1% from 1999 to 2000. As a percentage of total property revenues, property operating and maintenance expense decreased to 32.5% from 33.4% for the years ended December 31, 2000 and 1999, respectively. The Company expects the rate of operating expense growth to increase in 2001 as a result of upward pressure on operating expenses, particularly personnel costs and real estate taxes.

Rental and other revenue increased from 1998 to 1999 primarily due to higher rental rates, higher occupancy rates and increased revenue from sources of income such as water submeter, cable and telephone income. Property operating and maintenance expenses were relatively stable from 1998 to 1999, increasing by 0.4%. As a percentage of total property revenues, property operating and maintenance expenses decreased to 33.0% from 34.2% for the years ended December 31, 1999 and 1998, respectively.

OPERATING PERFORMANCE OF THE COMPANY'S ACQUISITION COMMUNITIES

Acquisition Communities for the year ended December 31, 2000 consist of Summit Sweetwater and Summit Shiloh, (representing a total of 490 apartment homes) both of which were acquired on August 1, 2000. Acquisition Communities used in the comparison of the years ended December 31, 1999 and 1998 consist of the following: Summit St. Clair, Summit Club at Dunwoody and Summit Lenox (representing a total of 1,093 apartment homes) and seven communities (representing a total of 2,465 apartment homes) which were acquired from Ewing Industries and its affiliates in 1998 (the "Texas Acquisition Communities") (a total of 3,558 apartment homes). Summit Las Palmas (448 apartment homes), one of the Texas Acquisition Communities, was acquired effective December 31, 1998 and, accordingly, its rental operations for 1998 are not reflected in the Company's financial statements for such year. There were no Community acquisitions during 1999. The operations of these Communities are summarized as follows (dollars in thousands except average monthly rental revenue):

                                           YEAR ENDED DECEMBER 31,        YEAR ENDED DECEMBER 31,
                                           -----------------------        ------------------------
                                            2000            1999            1999            1998
                                           -------        --------        --------        --------
Property revenues:
  Rental.................................  $2,016         $    --         $34,116         $10,427
  Other..................................     178              --           1,922             446
                                           ------         -------         -------         -------
Total property revenues..................   2,194              --          36,038          10,873
Property operating and maintenance
  expense(1).............................     687              --          12,873           3,256
                                           ------         -------         -------         -------
Property operating income................  $1,507         $    --         $23,165         $ 7,617
                                           ======         =======         =======         =======
Average physical occupancy(2)............    92.8%             --%           91.9%           95.6%
                                           ======         =======         =======         =======
Average monthly rental revenue...........  $  914         $    --         $   876         $   936
                                           ======         =======         =======         =======
Number of apartment homes:
  1998 Acquisitions......................      --              --           3,558           3,558
  2000 Acquisitions......................     490              --              --              --
                                           ------         -------         -------         -------
Total number of apartment homes..........     490              --           3,558           3,558
                                           ======         =======         =======         =======

(1) Effective January 1, 1999, the Company implemented prospectively a new accounting policy whereby expenditures for carpet replacement are capitalized. Previously, the cost of carpet replacement had been expensed. While the 1998 historical financial statements have not been restated to reflect the change, for comparative purposes only, acquisition Communities' property operating and maintenance expense for the year ended December 31, 1998 has been adjusted in the table above to reflect the new policy. Carpet replacement costs for the year ended December 31, 2000 were $8,000. Carpet replacement costs for comparison of the years ended December 31, 1999 and 1998 were $217,000 and $3,000, respectively.

(2) Since the Ewing properties were acquired mid-fourth quarter 1998, their impact on average monthly rental revenue for the year ended December 31, 1998 was minimal. Average monthly rental revenue for the years ended December 31, 1999 and 1998 for Summit St. Clair, Summit Club at Dunwoody and Summit Lenox were $967 and $936, respectively.

The unleveraged yield on investment for the Communities acquired during 2000, defined as property operating income on an annualized basis divided by total acquisition cost, for the year ended December 31, 2000 was 10.2%.

OPERATING PERFORMANCE OF THE COMPANY'S STABILIZED DEVELOPMENT COMMUNITIES

The Company had fourteen Communities with a total of 4,885 apartment homes (Summit Ballantyne, Summit Norcroft II, Summit Sedgebrook, Summit Governor's Village, Summit Lake, Summit Westwood, Summit New Albany I, Summit Fair Lakes, Summit Stonefield, Summit Russett I, Summit Doral, Summit Plantation II, Summit Las Palmas, and Summit Camino Real) which were stabilized during the entire year ended December 31, 2000, but were stabilized subsequent to January 1, 1998. The comparison of the years ended December 31, 1999 and 1998 represents a total of 2,212 apartment homes (Summit Ballantyne I, Summit Fairways, Summit Lake I, Summit Norcroft II, Summit Plantation II, Summit on the River, Summit Russett I, Summit Sedgebrook I and Summit Stonefield).

The operating performance of the stabilized development Communities is summarized below (dollars in thousands except average monthly rental revenue):

                                          YEAR ENDED DECEMBER 31,         YEAR ENDED DECEMBER 31,
                                          ------------------------        ------------------------
                                            2000            1999            1999            1998
                                          --------        --------        --------        --------
Property revenues:
  Rental................................  $51,409         $44,073         $22,557         $20,722
  Other.................................    3,860           2,841           1,609           1,291
                                          -------         -------         -------         -------
Total property revenues.................   55,269          46,914          24,166          22,013
Property operating and maintenance
  expense (1)...........................   16,891          14,187           7,157           6,545
                                          -------         -------         -------         -------
Property operating income...............  $38,378         $32,727         $17,009         $15,468
                                          =======         =======         =======         =======
Average physical occupancy..............     94.0%           85.3%           93.6%           88.4%
                                          =======         =======         =======         =======
Average monthly rental revenue..........  $   951         $   906         $   928         $   903
                                          =======         =======         =======         =======
Number of apartment homes...............    4,885           4,885           2,212           2,212
                                          =======         =======         =======         =======

(1) Effective January 1, 1999, the Company implemented prospectively a new accounting policy whereby expenditures for carpet replacement are capitalized. Previously, the cost of carpet replacement had been expensed. While the 1998 historical financial statements have not been restated to reflect the change, for comparative purposes only, stabilized development Communities' property operating and maintenance expense for the year ended December 31, 1998 has been adjusted in the table above to reflect the new policy. Carpet replacement costs for comparison of the years ended December 31, 2000 and 1999 were $343,000 and $174,000, respectively. Carpet replacement costs for comparison of the years ended December 31, 1999 and 1998 were $167,000 and $79,000, respectively.

The unleveraged yield on those Communities considered stabilized development Communities in 2000, defined as property operating income divided by total development cost, for the year ended December 31, 2000 was 10.5%.

OPERATING PERFORMANCE OF THE COMPANY'S COMMUNITIES IN LEASE-UP

The Company had fourteen Communities in lease-up during the year ended December 31, 2000. A Community in lease-up is defined as one that has commenced rental operations during the current year but was not stabilized as of the beginning of the current year. The following is a summary of twelve of the fourteen Communities in lease-up during 2000:

                                                                   ACTUAL/                                    % LEASED
                                                    NUMBER OF    ANTICIPATED       ACTUAL/       AVERAGE       AS OF
                                                    APARTMENT    CONSTRUCTION    ANTICIPATED    OCCUPANCY   DECEMBER 31,
COMMUNITY                                             HOMES       COMPLETION    STABILIZATION     2000          2000
---------                                           ----------   ------------   -------------   ---------   ------------
Summit New Albany II -- Columbus, OH(1)...........       127       Q1 2000         Q2 2000        81.3%         93.7%
Summit Largo -- Largo, MD(1)......................       219       Q1 2000         Q1 2000        95.7%         99.1%
Summit Hunter's Creek -- Orlando, FL(1)...........       270       Q1 2000         Q3 2000        61.6%         91.9%
Summit Deer Creek -- Alpharetta, GA(1)............       292       Q2 2000         Q3 2000        66.5%         95.5%
Summit Ashburn Farm -- Loudon County, VA(1).......       162       Q3 2000         Q3 2000        76.5%         99.4%
Reunion Park by Summit -- Raleigh, NC(1)..........       248       Q3 2000         Q4 2000        52.4%         99.2%
Summit Russett II -- Laurel, MD...................       112       Q4 2000         Q1 2001        22.9%         52.7%
Summit Grandview -- Charlotte, NC.................       266       Q4 2000         Q4 2001         9.9%         54.9%
Summit Deerfield -- Cincinnati, OH(2)(3)..........       498       Q3 2001         Q2 2002         9.4%         22.1%
Summit Overlook -- Raleigh, NC(2).................       320       Q3 2001         Q1 2001         0.3%          0.3%
Summit Crest -- Raleigh, NC(2)....................       438       Q3 2001         Q2 2002         4.1%         13.9%
Summit Peachtree City -- Atlanta, GA(2)...........       397       Q4 2001         Q4 2002         0.0%          1.5%
                                                     -------
                                                       3,349
                                                     =======

(1) These properties stabilized during 2000.

(2) These properties are included in the Construction in Progress category at December 31, 2000.

(3) Summit Deerfield is under contract for sale expected during 2001 as part of the Company's strategy to exit the Midwest markets. The Company does not expect to incur a loss upon the sale of Summit Deerfield.

In addition to the Communities listed in the table above, Summit Fairview, located in Charlotte, North Carolina, and Summit Lenox, located in Atlanta, Georgia, are existing Communities of the Company which underwent major renovations during 2000. The renovations included upgrades of the interior of the apartment homes (new cabinets, fixtures and other interior upgrades), and upgrades to the parking lots and landscaping, as well as exterior painting of buildings. The renovations required certain apartment homes to be unavailable for rental over the course of the projects. The operations of Summit Fairview and Summit Lenox are included in lease-up Communities results due to the renovation work. The renovation work at Summit Fairview was complete at December 31, 2000 and the renovation work at Summit Lenox was substantially complete at December 31, 2000.

The Company had fourteen Communities with 3,148 apartment homes in lease up during the year ended December 31, 1999 (Summit Ballantyne I, Summit New Albany I, Summit Fair Lakes I, Summit Governor's Village, Summit Lake II, Summit Westwood, Summit Sedgebrook II, Summit Fair Lakes II, Summit Doral, Summit New Albany II, Summit Largo, Summit Hunter's Creek, Summit Deer Creek and Summit Fairview).

The operating performance of the Company's lease-up Communities is summarized as follows (dollars in thousands):

                                                  YEAR ENDED DECEMBER 31,      YEAR ENDED DECEMBER 31,
                                                  -----------------------      -----------------------
                                                    2000           1999          1999           1998
                                                  ---------      --------      ---------      --------
Property revenues:
  Rental........................................   $15,327        $6,075        $18,507        $3,231
  Other.........................................     1,327           319          1,204           251
                                                   -------        ------        -------        ------
Total property revenues.........................    16,654         6,394         19,711         3,482
Property operating and maintenance expense(1)...     5,244         2,519          5,758         1,337
                                                   -------        ------        -------        ------
Property operating income.......................   $11,410        $3,875        $13,953        $2,145
                                                   =======        ======        =======        ======
Number of apartment homes.......................     3,915         3,915          3,148         3,148
                                                   =======        ======        =======        ======

(1) Effective January 1, 1999, the Company implemented prospectively a new accounting policy whereby expenditures for carpet replacement are capitalized. Previously, the cost of carpet replacement had been expensed. While the 1998 historical financial statements have not been restated to reflect the change, for comparative purposes only, lease-up Communities' property operating and maintenance expense for the year ended December 31, 1998 has been adjusted in the table above to reflect the new policy. Carpet replacement costs for comparison of the years ended December 31, 2000 and 1999 were $14,000 and $23,000, respectively. Carpet replacement costs for comparison of the years ended December 31, 1999 and 1998 were $16,000 and $21,000, respectively.

OPERATING PERFORMANCE OF THE COMPANY'S DISPOSITION COMMUNITIES

Disposition communities consist of the former Summit Creekside, Summit Eastchester, Summit Sherwood, Summit River Crossing, Summit Blue Ash, Summit Park and Summit Village, all of which were sold during the year ended December 31, 2000 (the "2000 Dispositions"). The 2000 Dispositions resulted in the Company receiving net proceeds on sale of approximately $102.4 million. The 1999 disposition communities consist of the former Summit Hampton, Summit Oak, Summit Beacon Ridge, Summit Heron's Run, Summit McIntosh, Summit Perico and Summit East Ridge (the "1999 Dispositions"). The 1999 to 1998 comparison below consists of the 2000 Dispositions, the 1999 Dispositions as well as the following communities sold during 1998 (referred to herein using former community names):
Summit Providence, Summit Springs, Summit Old Town, Summit Creek, Summit Green, Summit Hill, Summit Hollow and Summit Station. The operating performance of these communities is summarized below (dollars in thousands):

                                                 YEAR ENDED DECEMBER 31,       YEAR ENDED DECEMBER 31,
                                                 ------------------------      -----------------------
                                                   2000           1999           1999          1998
                                                 ---------      ---------      --------      ---------
Property revenues:
  Rental.......................................   $ 9,386        $21,299        $7,518        $25,782
  Other........................................       696          1,576           597          1,379
                                                  -------        -------        ------        -------
Total property revenues........................    10,082         22,875         8,115         27,161
Property operating and maintenance
  expense(1)...................................     3,376          8,074         3,314         10,572
                                                  -------        -------        ------        -------
Property operating income......................   $ 6,706        $14,801        $4,801        $16,589
                                                  =======        =======        ======        =======
Number of apartment homes......................     1,676          3,194         1,518          3,879
                                                  =======        =======        ======        =======

(1) Effective January 1, 1999, the Company implemented prospectively a new accounting policy whereby expenditures for carpet replacement are capitalized. Previously, the cost of carpet replacement had been expensed. While the 1998 historical financial statements have not been restated to reflect the change, for comparative purposes only, disposition Communities' property operating and maintenance expense for the year ended December 31, 1998 has been adjusted in the table above to reflect the new policy. Carpet replacement costs for comparison of the years ended December 31, 2000 and 1999 were $163,000 and $366,000, respectively. Carpet replacement costs for comparison of the years ended December 31, 1999 and 1998 were $155,000 and $504,000, respectively.

OPERATING PERFORMANCE OF SUMMIT MANAGEMENT COMPANY

The Management Company is accounted for under the equity method of accounting. The operating performance of the Management Company and its wholly owned subsidiary, the Construction Company, is summarized below (dollars in thousands):

                                              YEAR ENDED DECEMBER 31,      YEAR ENDED DECEMBER 31,
                                            ---------------------------   --------------------------
                                             2000      1999    % CHANGE    1999     1998    % CHANGE
                                            -------   ------   --------   ------   ------   --------
Revenues:
  Management fees charged to Operating
     Partnership..........................  $ 5,735   $4,972      15.3%   $4,972   $3,884     28.0%
  Third party management fee revenue......    1,103    1,263     -12.7%    1,263    1,177      7.3%
  Construction revenue....................    2,494    1,774      40.6%    1,774    1,141     55.5%
  Gain on sale of real estate assets......      238       --     100.0%       --       --      0.0%
  Other revenue...........................      372      844     -55.9%      844      194    335.1%
                                            -------   ------              ------   ------
  Total revenue...........................    9,942    8,853      12.3%    8,853    6,396     38.4%
                                            -------   ------              ------   ------
Expenses:
  Operating...............................    9,398    8,699       8.0%    8,699    5,893     47.6%
  Depreciation............................      313      284      10.2%      284      244     16.4%
  Amortization............................      303      289       4.8%      289      286      1.0%
  Interest................................      677      300     125.7%      300      300      0.0%
                                            -------   ------              ------   ------
  Total expenses..........................   10,691    9,572      11.7%    9,572    6,723     42.4%
                                            -------   ------              ------   ------
Loss before extraordinary items...........     (749)    (719)      4.2%     (719)    (327)   119.9%
Extraordinary items.......................      (30)      --     100.0%       --       --      0.0%
                                            -------   ------              ------   ------
Net loss..................................  $  (779)  $ (719)      8.3%   $ (719)  $ (327)   119.9%
                                            =======   ======              ======   ======

The increase in operating revenue for the year ended 2000 over 1999 was primarily the result of an increase in the management fee charged to the Operating Partnership's Communities from 2.50% in 1999 to 2.75% in 2000 and higher revenues from increased construction activity at the Construction Company. The increase in management fee is the first increase since the Company's initial public offering in 1994. The increase in interest expense resulted from an inter-company loan made to the Management Company by the Operating Partnership in late 1999 for the purpose of purchasing a parcel of land in Raleigh, North Carolina. The Management Company sold such parcel of land on February 29, 2000 resulting in a gain on sale of $238,000. The increase in operating expenses for the year was a result of increased construction activities and increased personnel at the Management Company in order to better support the Company's growth objectives, including improving the operating performance of its stabilized Communities.

Third party apartment homes under management were 1,723, 2,435 and 3,310 during the years ended December 31, 2000, 1999 and 1998, respectively. Property management fees included $1.1 million, $1.3 million and $1.2 million of fees from third parties for the years ended December 31, 2000, 1999 and 1998, respectively. Property management fees from third parties as a percentage of total property management revenues were 16.1%, 20.3% and 23.3% for the years ended December 31, 2000, 1999 and 1998, respectively. The Company expects third party management revenue as a percentage of total property management revenue to continue to decline.

All of the Construction Company's revenues are from contracts with the Company.

OTHER INCOME AND EXPENSES

Interest income increased by $562,000 to $3.6 million in 2000 compared to 1999, primarily due to interest earned on notes receivable of approximately $809,000 as well as an increase of approximately $429,000 in interest earned on employee stock loans over 1999, offset by a decrease in interest earned on proceeds from property sales placed in escrow in accordance with like-kind exchange income tax regulations of approximately $739,000. Interest income increased by $1.9 million to $3.0 million in 1999 compared to 1998, primarily due to interest earned in 1999 on the proceeds from property sales placed in escrow in accordance with like-kind exchange income tax regulations.

Other income increased by $329,000 to $618,000 in 2000 compared to 1999, primarily as a result of a credit enhancement fee earned in connection with a property that is being developed for the Company by a third party, as well as dividends earned on an equity investment. Other income decreased by $560,000 to $289,000 in 1999 compared to 1998, primarily as a result of an incentive fee earned in connection with a property that the Company had developed and managed for a third party in 1998.

Depreciation expense increased by $2.2 million, or 6.3%, to $36.6 million in 2000 compared to 1999, primarily due to depreciation expense related to the Company's 2000 acquisitions and increased depreciation of Communities in lease-up. Depreciation expense increased by $5.4 million, or 18.7%, to $34.4 million in 1999 compared to 1998 due to an increase in depreciation expense related to the 1998 acquisitions and Communities in lease-up.

Interest expense, including amortization of deferred financing costs, increased by $1.4 million for the year ended December 31, 2000 compared to the year ended December 31, 1999. The increase was primarily the result of an increase of $56.4 million in the Company's average indebtedness outstanding and an increase in the effective interest rate of 0.39% (6.65% to 7.04%) in 2000 as compared to the same period in 1999.

Interest expense, including amortization of deferred financing costs, increased by $4.8 million during the year ended December 31, 1999 as compared to the year ended December 31, 1998. The increase was primarily the result of an increase of $104.7 million in the Company's average indebtedness outstanding offset by a decrease in the effective interest rate of .07% (6.72% to 6.65%) in 1999 as compared to the same period in 1998.

General and administrative expenses have remained relatively stable as a percentage of total revenues. As a percentage of total revenues, general and administrative expenses were 2.5%, 2.2% and 2.6% in 2000, 1999 and 1998, respectively.

The $38.5 million gain on sale of assets in 2000 resulted from the disposition of seven communities. The seven communities sold were:

                   COMMUNITY                          LOCATION
                   ---------                          --------
Summit Creekside                                  Hickory, NC
Summit Sherwood                                   Winston-Salem, NC
Summit Eastchester                                High Point, NC
Summit River Crossing                             Indianapolis, IN
Summit Blue Ash                                   Blue Ash, OH
Summit Park                                       Forest Park, OH
Summit Village                                    Atlanta, GA

The Communities disposed of in 2000 were part of the Company's plan to dispose of assets that no longer meet its growth objectives or to make desired changes in the number of apartment homes in each of the Company's markets. The Company believes that by concentrating its efforts and capital in a limited number of large markets it will gain a competitive advantage as it improves operational efficiencies, builds a more significant brand name and improves market knowledge. Also, by disposing of assets that no longer meet the Company's long-term growth objectives, capital is provided to fund the development of new, higher growth assets. The $17.4 million gain on the sale of assets in 1999 resulted from the disposition of seven communities. The $37.1 million gain on sale of assets in 1998 resulted from the sale of eight communities.

The extraordinary items in the year ended December 31, 1998 resulted from the write-off of deferred financing costs in connection with the replacement by the Company of a prior unsecured credit facility and prepayment penalties incurred on six mortgage notes which were repaid during the period.

LIQUIDITY AND CAPITAL RESOURCES

  Liquidity

The Company's net cash provided by operating activities increased from $59.0 million for the year ended December 31, 1999 to $71.0 million for the same period in 2000, primarily due to a $5.8 million increase in property operating income, a $1.2 million accrual of vested stock awards at December 31, 2000, a $2.9 million increase in depreciation and amortization and a $4.8 million decrease in cash used in accounts payable and accrued expenses.

Net cash used in investing activities increased from $39.8 million for the year ended December 31, 1999 to $118.2 million for the same period in 2000 due to approximately $33.1 million in cash expended for acquisition Communities during 2000 and an approximate $5.7 million decrease in proceeds from the sale of Communities from 1999 to 2000. In addition, the Company funded approximately $168.6 million of construction and land acquisition activity during 2000, a $40.8 million increase over 1999. Proceeds from the sale of Communities during 2000 represent funds expended from like-kind exchange escrows. In the event that the proceeds from these property sales are not fully invested in qualified like-kind property during the required time period, a special distribution may be made or company level tax may be incurred.

Net cash provided by financing activities was $46.2 million for the year ended December 31, 2000. Net cash used in financing activities was $18.0 million for the year ended December 31, 1999. The increase in cash provided by financing activities during 2000 is primarily due to an increase in net borrowings from 1999 to 2000 of $137.6 million on the Company's unsecured credit facility, proceeds received from issuance of mortgage debt and unsecured medium term notes in the aggregate of $74.2 million, all offset by the repayments of an unsecured bank note of $15.0 million and other secured mortgages and tax-exempt bonds in the aggregate of $9.6 million. In addition, the value of stock repurchased during 2000 was approximately $39.5 million less than in 1999, there were no issuances of preferred units in 2000 ($136.3 million in 1999) and the proceeds from the dividend reinvestment and stock purchase plans was approximately $10.5 million less in 2000 than in 1999.

The ratio of earnings to fixed charges was 1.99 to 1 for the year ended December 31, 2000 compared to 1.85 to 1 for the year ended December 31, 1999.

The Company has elected to be taxed as a Real Estate Investment Trust under Sections 856 and 860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement that 95% (90% effective for tax years beginning after December 31, 2000) of ordinary taxable income be distributed (see "Recently Enacted Legislation" on page 36). As a REIT, the Company generally will not be subject to federal income tax on net income to the extent taxable income is distributed.

The Company's outstanding indebtedness at December 31, 2000 totaled $763.9 million. This amount includes approximately $303.0 million in fixed rate conventional mortgages, $37.4 million of variable rate tax-exempt bonds, $278.0 million of unsecured notes, $4.0 million of tax-exempt fixed rate loans, and $141.5 million under the Company's unsecured credit facility.

The Company expects to meet its short-term liquidity requirements (i.e., liquidity requirements arising within 12 months) including recurring capital expenditures relating to maintaining its existing properties, generally through its working capital, net cash provided by operating activities and borrowings under its unsecured credit facility. The Company believes that its cash provided by operating activities will be adequate to meet operating requirements and payments of dividends and distributions during the next twelve months.

The Company expects to meet its long-term liquidity requirements (i.e., liquidity requirements arising after 12 months), such as scheduled mortgage debt maturities, property acquisitions, financing of construction and development activities and other non-recurring capital improvements, through the issuance of unsecured notes and equity securities, from undistributed Funds from Operations (see page 35), from proceeds received from the disposition of certain properties, and, in connection with the acquisition of land or improved property, through the issuance of Common Units.

  Credit Facility

On September 26, 2000, the Company obtained a new unsecured line of credit (the "Unsecured Credit Facility") in the amount of $225.0 million which replaced the existing $200.0 million credit facility. The Unsecured Credit Facility provides funds for new development, acquisitions and general working capital purposes. The Unsecured Credit Facility has a three year term, expiring on September 26, 2003, with annual extension options and bears interest at LIBOR + 100 basis points based upon the Company's current credit rating of BBB- by Standard & Poor's Rating Services and Baa3 by Moody's Investors Service. The spread component of the aggregate interest rate will be reduced in the event of an upgrade of the Company's unsecured credit rating. The Unsecured Credit Facility is repayable monthly on an interest only basis with principal due at maturity. The Company's credit facility had an average interest rate and average balance outstanding during the years ended December 31, 2000, 1999 and 1998 of 7.20%, 6.06% and 6.67% and $119.8 million, $99.2 million and $98.0 million, respectively. In addition, the maximum outstanding principal amount during 2000, 1999 and 1998 was $174.0 million, $176.0 million and $175.0 million, respectively.

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

The Unsecured Credit Facility requires the Company to comply with certain affirmative and negative covenants, including the following requirements: (i) the Company maintain its qualification as a REIT; (ii) the Company maintain a ratio of EBITDA (as defined therein) to fixed charges (as defined therein) of not less that 1.75 to 1; (iii) dividends not exceed 90% of funds from operations (as defined therein); (iv) the Company maintain a ratio of total funded debt (as defined therein) to implied capitalization value (as defined therein) of less than .55 to 1; and (v) the Company maintain a ratio of unencumbered asset value (as defined therein) to unsecured debt of less than 1.75 to 1. In addition, the Unsecured Notes and the Unsecured Bank Notes require the Company to comply with certain affirmative and negative covenants, including the following requirements: (i) the ratio of unencumbered assets (as defined therein) to unsecured debt equal or exceed 175%; (ii) the ratio of total construction in progress (as defined therein) to implied capitalization value not exceed 0.25% and (iii) secured debt not exceed 40% of implied capitalization value (as defined therein). The Company was in compliance with these covenants at December 31, 2000.

  Medium-Term Notes

On May 29, 1998, the Company established a program for the sale by the Operating Partnership of up to $95 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance (the "MTN Program"). The Operating Partnership issued Medium-Term Notes with an aggregate principal amount of $80 million in connection with the MTN Program as follows: (i) on July 28, 1998, the Operating Partnership sold $30 million of notes which are due on July 30, 2001 and bear interest at 6.75% per year; (ii) on October 5, 1998, the Operating Partnership sold $25 million of 6.71% notes which were due and repaid on October 5, 2000; and (iii) on March 18, 1999, the Operating Partnership sold $25 million of notes which are due on March 16, 2009 and bear interest at 7.59% per year.

On April 20, 2000, the Company commenced a new program for the sale by the Operating Partnership of up to $250 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance. The new program was established under the Company's and the Operating Partnership's existing shelf registration statement. During 2000, the Operating Partnership issued Medium-Term Notes with an aggregate principal amount of $52.0 million in connection with the new MTN Program as follows: (i) on July 19, 2000 the Operating Partnership sold $10.0 million of notes which are due on July 19, 2010 and bear interest at 8.50% per year; (ii) on October 20, 2000, the Operating Partnership sold $17.0 million of notes which are due on October 20, 2003 and bear interest at 7.87% per year; and (iii) on November 17, 2000, the Operating Partnership sold $25.0 million of notes which are due on November 17, 2005 and bear interest at 8.037% per year.

  Private Placement of Preferred Units

On April 29, 1999, the Operating Partnership completed a private placement of
3.4 million of its 8.95% Series B Cumulative Redeemable Perpetual Preferred Units (the "Series B Preferred Units") to two institutional investors at a price of $25.00 per unit. The net proceeds of approximately $83.0 million were used to repay amounts outstanding under the Company's unsecured credit facility. The Series B Preferred Units may be exchanged by the holders into shares of 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock of the Company ("Series B Preferred Shares") on a one-for-one basis (subject to adjustment). Holders of the Series B Preferred Units may exercise their exchange right (a) at any time on or after April 29, 2009, (b) at any time if full quarterly distributions are not made for six quarters, or (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the Series B Preferred Units for federal income tax purposes. The Operating Partnership may redeem the Series B Preferred Units at any time on or after April 29, 2004 for cash at a redemption price equal to the redeemed holder's capital account (initially $25.00 per unit), plus all accumulated, accrued and unpaid distributions or dividends. In lieu of cash, the Operating Partnership may elect to deliver Series B Preferred Shares on a one-for-one basis (subject to adjustment), plus an amount equal to all accumulated, accrued and unpaid distributions or dividends. The Series B Preferred Units have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Company or the Operating Partnership. Distributions on the Series B Preferred Units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.95% per annum of the $25.00 original capital contribution. Holders of the Series B Preferred Units received distributions in the aggregate amount of approximately $7.6 million and $5.1 million during 2000 and 1999, respectively.

On September 3, 1999, the Operating Partnership completed a private placement of
2.2 million of its 8.75% Series C Cumulative Redeemable Perpetual Preferred Units (the "Series C Preferred Units") to an institutional investor at a price of $25.00 per unit. The net proceeds of approximately $54.0 million were used to repay amounts outstanding under the Company's unsecured credit facility. The Series C Preferred Units may be exchanged by the holder into shares of 8.75% Series C Cumulative Redeemable Perpetual Preferred Stock of the Company ("Series C Preferred Shares") on a one-for-one basis (subject to adjustment). The holder of the Series C Preferred Units may exercise its exchange right (a) at any time on or after September 3, 2009, (b) at any time if full quarterly distributions are not made for six quarters, (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the Series C Preferred Units for federal income tax purposes, or (d) at any time that such institutional investor's holdings in the Operating Partnership exceed 18% of the total profits of or capital interests in the Operating Partnership for a taxable year. The Operating Partnership may redeem the Series C Preferred Units at any time on or after September 3, 2004 for cash at a redemption price equal to the redeemed holder's capital account (initially $25.00 per unit), plus all accumulated, accrued and unpaid distributions or dividends. The Series C Preferred Units have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Company or the Operating Partnership. Distributions on the Series C Preferred Units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.75% per annum of the $25.00 original capital contribution. The holder of the Series C Preferred Units received distributions in the aggregate amount of approximately $4.9 million and $1.5 million during 2000 and 1999, respectively.

  Common Stock Repurchase Program

On May 11, 1999, the Board of Directors of the Company authorized a common stock repurchase program pursuant to which the Company was authorized to purchase up to an aggregate of $50 million of outstanding Common Stock (the "$50 Million Program"). All repurchases were made on the open market at prevailing prices or in privately negotiated transactions. During the year ended December 31, 2000, the Company completed the $50 Million Program by repurchasing 131,900 shares of Common Stock for an aggregate purchase price, including commissions, of approximately $2.5 million, or an average price of $18.88 per share. In total, the Company repurchased 2.5 million shares of Common Stock under the $50 Million Program for an aggregate purchase price, including commissions, of approximately $50 million, or an average price of $19.63 per share.

On March 12, 2000, the Board of Directors of the Company authorized a new common stock repurchase program pursuant to which the Company is authorized to purchase up to an aggregate of $25 million of outstanding Common Stock (the "$25 Million Program"). All repurchases have been and will be made on the open market at prevailing prices or in privately negotiated transactions. This authority may be exercised from time to time and in such amounts as market conditions warrant. During the year ended December 31, 2000, the Company repurchased 279,400 shares of Common Stock under the $25 Million Program for an aggregate purchase price, including commissions, of approximately $5.5 million or an average price of $19.80 per share.

  Market Risk

The Company's capital structure includes the use of variable rate and fixed rate debt and, therefore, the Company is exposed to the impact of changes in interest rates. While the Company has historically had limited involvement with derivative financial instruments, it may utilize such instruments in certain situations to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments and prospective financing transactions. The Company generally does not utilize derivative financial instruments for trading or speculative purposes. The Company generally refinances maturing debt instruments at then-existing market interest rates and terms which may be more or less favorable than the interest rates and terms on the maturing debt.

The following table provides information about the Company's interest rate swap and other financial instruments that are sensitive to changes in interest rates and should be read in conjunction with the accompanying consolidated financial statements and notes thereto. For debt, the table presents principal cash flows and related weighted average interest rates in effect at December 31, 2000 by expected maturity dates. The weighted average interest rates presented in this table are inclusive of credit enhancement fees. For the interest rate swap, the table presents the notional amount and related weighted average pay rate by year of maturity.

                           EXPECTED YEAR OF MATURITY

                                                                                                            2000      1999
                                                 2001     2002     2003      2004     2005    THEREAFTER    TOTAL     TOTAL
                                                ------   ------   -------   ------   ------   ----------   -------   -------
FIXED RATE DEBT:
Conventional fixed rate.......................   5,436   13,817     6,047    6,473   41,438    229,840     303,051   263,196
Average interest rate.........................   6.64%    8.48%     6.57%    6.57%    6.95%      6.77%       6.86%     6.69%
Tax-exempt fixed rate.........................      67       71        76       80       87      3,604       3,985     4,048
Average interest rate.........................   6.95%    6.95%     6.95%    6.95%    6.95%      6.95%       6.95%     7.11%
Unsecured fixed rate..........................  30,000   41,000    47,000   50,000   25,000     85,000     278,000   266,000
Average interest rate.........................   6.75%    7.21%     7.08%    6.95%    8.04%      7.47%       7.25%     7.12%
                                                ----------------------------------------------------------------------------
  Total fixed rate debt.......................  35,503   54,888    53,123   56,553   66,525    318,444     585,036   533,244
  Average interest rate.......................   6.73%    7.53%     7.02%    6.91%    7.36%      7.08%       7.12%     6.91%
                                                ----------------------------------------------------------------------------
VARIABLE RATE DEBT:
Tax-exempt variable rate......................   1,160    1,260     1,260    1,260    1,260     31,163      37,363    38,388
Average interest rate.........................   5.65%    5.65%     5.65%    5.65%    5.65%      5.65%       5.65%     4.85%
Variable rate Credit Facility.................      --       --   141,500       --       --         --     141,500    78,000
Average interest rate.........................      --       --     7.20%       --       --         --       7.20%     6.06%
                                                ----------------------------------------------------------------------------
  Total variable rate debt....................   1,160    1,260   142,760    1,260    1,260     31,163     178,863   116,388
  Average interest rate.......................   5.65%    5.65%     7.19%    5.65%    5.65%      5.65%       6.88%     7.19%
                                                ----------------------------------------------------------------------------
Total Debt....................................  36,663   56,148   195,883   57,813   67,785    349,607     763,899   649,632
Average interest rate.........................   6.70%    7.49%     7.14%    6.88%    7.33%      6.84%       7.01%     6.55%
                                                ============================================================================
INTEREST RATE SWAP:
Pay variable/Receive fixed....................                     30,000                                   30,000    30,000
Average pay rate..............................                    3-month                                  3-month   3-month
                                                                    LIBOR                                    LIBOR     LIBOR
                                                                   +0.11%                                   +0.11%    +0.11%
Receive rate..................................                     6.625%                                   6.625%    6.625%

At December 31, 2000 and 1999, the fair values of the Company's interest rate swap were $485,000 and $445,000, respectively. The Company estimates that the fair value of the debt approximates carrying value based upon its effective borrowing rates for issuance of debt with similar terms and remaining maturities.

  Schedule of Debt

The following table sets forth certain information regarding debt financing as of December 31, 2000 and 1999 (dollars in thousands):

                                                                             PRINCIPAL OUTSTANDING
                                                INTEREST                          DECEMBER 31,
                                               RATE AS OF        MATURITY    ----------------------
                                            DECEMBER 31, 2000    DATE(1)       2000         1999
                                            -----------------    --------    ---------    ---------
FIXED RATE DEBT
  MORTGAGE LOAN(2)........................      6.24%            10/15/08    $140,550     $143,740
  MORTGAGE LOAN(3)........................      8.00%              9/1/05       8,272        8,375
  MORTGAGE NOTES
     Summit Foxcroft......................      8.00%              4/1/20       2,519        2,594
     Summit Radbourne.....................      9.80%              3/1/02       8,294        8,405
     Summit Sand Lake.....................      7.88%             2/15/06      13,990       14,348
     Summit Fair Lakes....................      7.82%              7/1/10      48,340           --
     Summit Buena Vista...................      6.75%             2/15/07      24,980       25,393
     Summit Belcourt......................      6.75%              1/1/06       9,386        9,552
     Summit Camino Real...................      6.75%              6/1/06      16,519       16,806
     Summit Turtle Rock...................      6.75%             12/1/05      10,634       10,824
     Summit Los Arboles...................      6.75%             12/1/05      19,567       19,915
     Mortgage Notes paid in 2000..........                                         --        3,244
  TAX EXEMPT MORTGAGE NOTES
     Summit Crossing......................      6.95%             11/1/25       3,985        4,048
                                                                             --------     --------
          TOTAL MORTGAGE DEBT.............                                    307,036      267,244
                                                                             --------     --------
  UNSECURED NOTES
     6.75% Medium-Term Notes due 2001.....      6.75%             7/30/01      30,000       30,000
     7.87% Medium-Term Notes due 2003.....      7.87%            10/20/03      17,000           --
     8.037% Medium-Term Notes due 2005....      8.04%            11/17/05      25,000           --
     7.59% Medium-Term Notes due 2009.....      7.59%             3/16/09      25,000       25,000
     8.50% Medium-Term Notes due 2010.....      8.50%             7/19/10      10,000           --
     6.80% Notes due 2002.................      6.80%             8/15/02      25,000       25,000
     6.63% Notes due 2003.................      6.63%            12/15/03      30,000       30,000
     6.95% Notes due 2004.................      6.95%             8/15/04      50,000       50,000
     7.20% Notes due 2007.................      7.20%             8/15/07      50,000       50,000
     Bank Note Due 2002...................      7.85%              8/3/02      16,000       16,000
     Unsecured Notes paid in 2000.........                                         --       40,000
                                                                             --------     --------
          TOTAL UNSECURED NOTES...........                                    278,000      266,000
                                                                             --------     --------
          TOTAL FIXED RATE DEBT...........                                    585,036      533,244
                                                                             --------     --------
VARIABLE RATE DEBT
  UNSECURED CREDIT FACILITY...............   LIBOR + 100          9/26/03     141,500       78,000
  TAX EXEMPT BONDS(4)
     Summit Belmont.......................      6.25%              4/1/07      11,005       11,225
     Summit Pike Creek....................      6.25%             8/15/20      11,648       12,208
     Summit Gateway.......................      6.25%              7/1/07       6,500        6,700
     Summit Stony Point...................      6.25%              4/1/29       8,210        8,255
                                                                             --------     --------
          TOTAL TAX EXEMPT BONDS..........                                     37,363       38,388
                                                                             --------     --------
          TOTAL VARIABLE RATE DEBT........                                    178,863      116,388
                                                                             --------     --------
          TOTAL OUTSTANDING INDEBTEDNESS.................................    $763,899     $649,632
                                                                             ========     ========

(1) With the exception of the Mortgage Loan referred to in Note 2 below, which has a $140.6 million balance at December 31, 2000, all the secured debt can be prepaid at any time. Such Mortgage Loan can be prepaid after February 15, 2001. Prepayment of all such secured debt is generally subject to penalty or premium; however, the tax exempt mortgage notes can be prepaid at any time without penalty or premium.

(2) Mortgage Loan secured by the following Communities:

    Summit Glen                   Summit Las Palmas             Summit St. Clair
    Summit Ballantyne             Summit Meadow                 Summit Highland
    Summit Del Ray                Summit Windsor                Summit Norcroft
    Summit Plantation             Summit on the River

(3) Mortgage Loan secured by Summit Simsbury and Summit Touchstone Communities.

(4) The tax exempt bonds (the "Bonds") bear interest at various rates set by a remarketing agent at the demand note index plus 0.50%, set weekly, or the lowest percentage of prime which allows the resale at a price of par. The Bonds are enhanced by letters of credit from a financial institution (the "Credit Enhancements"), each of which Credit Enhancement will terminate prior to the maturity dates of the related Bonds. In the event such Credit Enhancements are not renewed or replaced upon termination, the related loan obligations will be accelerated.

The one-month LIBOR rate at December 31, 2000 was 6.56%.

The Company's outstanding indebtedness (excluding the Unsecured Credit Facility) had an average maturity of 6.4 years as of December 31, 2000. The aggregate maturities of all outstanding debt (excluding the Unsecured Credit Facility) as of December 31, 2000 for each of the years ended after December 31, 2000 are as follows (in thousands):

2001......................................................  $ 36,663
2002......................................................    56,148
2003......................................................    54,383
2004......................................................    57,813
2005......................................................    67,785
Thereafter................................................   349,607
                                                            --------
     Total................................................  $622,399
                                                            ========

Of the significant maturities in the above table, $30.0 million relates to unsecured notes due in 2001; $16.0 million relates to the unsecured bank notes that mature in 2002; $25.0 million relates to unsecured medium-term notes due in 2002; $30.0 million relates to unsecured Notes due in 2003; and $17.0 million relates to unsecured medium-term notes due in 2003.

  Net Asset Value

The Company's estimate of net asset value is based on the sum of: 1) the estimated fair market value of stabilized properties determined by applying current market capitalization rates (for recent purchases and sales of comparable properties) to projected cash flows, 2) the cost of any properties acquired during the period under consideration, 3) construction in progress adjusted to estimated fair market value, 4) the implied value of any below market debt (assumable under certain terms and conditions) and 5) other assets including cash and cash equivalents, less total liabilities divided by the weighted average number of common shares and Common Units outstanding during the period under consideration. Using this methodology, management's current estimate of net asset value was $28.48 and $24.61 per share as of December 31, 2000 and 1999, respectively. As described above, the Company's determination of net asset value is based on estimates and assumptions, including estimates of the fair market value of stabilized properties and construction projects, and thus is inherently uncertain. There can be no assurance that the Company's estimate of net asset value is accurate or that the estimates used in the calculation of net asset value accurately reflect the values at which the properties could be sold. The Company's estimate of net asset value also will vary depending on current market conditions.

ACQUISITIONS AND DISPOSITIONS

During the year ended December 31, 2000, the Company sold seven communities comprising 1,676 apartment homes for approximately $103.9 million, resulting in a gain on sale of approximately $38.5 million. Net proceeds of six of the seven communities of approximately $78.1 million were placed in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations. The communities sold were the former Summit Creekside, Summit Eastchester, Summit Sherwood, Summit Blue Ash, Summit Park, Summit River Crossing and Summit Village.

On August 1, 2000, the Company exercised its option to purchase its joint venture partner's interest in each of two Communities, Summit Sweetwater and Summit Shiloh, both located in Atlanta, Georgia. The acquisition of these two communities added 490 apartment homes to the Company's portfolio at an aggregate purchase price of $36.0 million. The acquisitions were financed with the issuance of 96,455 Common Units valued, in the aggregate, at $2.2 million and the payment of approximately $33.7 million in cash.

During the year ended December 31, 1999, the Company sold seven communities comprising 1,518 apartment homes for approximately $76.0 million, resulting in a gain on sale of approximately $17.4 million. Net proceeds of $54.4 million, were placed in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations. The communities sold were the former Summit Hampton, Summit Oak, Summit Beacon Ridge, Summit Perico, Summit McIntosh, Summit Heron's Run and Summit East Ridge.

During the year ended December 31, 1999, the Company acquired no communities.

In individual property transactions, the Company sold three communities for $48.9 million (formerly known as Summit Providence on May 8, 1998, Summit Springs on October 23, 1998 and Summit Old Town on November 2, 1998). The total gain on sale recognized for these three disposition transactions was $17.0 million.

On December 16, 1998, the Company (i) sold five communities (the "Sold Communities") to Hollow Creek, LLC., a newly-formed North Carolina limited liability company for approximately $68.0 million and (ii) contributed two communities with an approximate value of $22.0 million (together with the Sold Communities, the "Joint Venture Communities") to Station Hill, LLC., a newly-formed North Carolina limited liability company ("Station Hill"). On the same date, Hollow Creek, LLC contributed the Sold Communities to Station Hill. Station Hill is a joint venture limited liability company, the membership of which is comprised of the Company and a wholly owned subsidiary of a major financial services company (the "Joint Venture Member"). The disposition was effected pursuant to a Real Estate Sale Agreement dated November 20, 1998 between the Operating Partnership and the Joint Venture Member and pursuant to the Operating Agreement of Station Hill, also dated November 20, 1998. The Company's contribution to Station Hill (approximately $5.6 million) represents a 25 percent equity interest in Station Hill. In addition, the Company is the managing member of Station Hill and will also retain management of the Joint Venture Communities through a management agreement with Station Hill. The cash flow of Station Hill will be distributed pro rata to each member based on its equity contribution until certain economic benchmarks are achieved, at which point the Company will receive an escalated portion of the cash flow and residual interest. Station Hill has obtained five separate mortgages from Fannie Mae, the aggregate balance of which was approximately $68.7 million at December 31, 2000. These mortgages have a ten-year maturity and a 6.70% interest rate. The proceeds of the mortgages were distributed on a pro rata basis to Station Hill's two members. The Joint Venture Communities involved in the transaction were Summit Green, Summit Hollow I and II and Summit Creek in Charlotte, North Carolina; Summit Hill I and II in Raleigh, North Carolina; and Summit Station in Tampa, Florida. The Joint Venture Communities include 1,433 apartment homes. The Company recognized a gain of approximately $20.2 million on the disposition. The gain is net of $5.6 million elimination of gain relative to the Company's retained portion of the joint venture. The elimination of the gain reduced the Company's investment in the joint venture to zero at the initial joint venture formation date.

Proceeds from the sale of Summit Springs, Summit Old Town and the Sold Communities of approximately $93.2 million were put in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations. These proceeds were used to fund future developments.

The Company completed the acquisition of three communities located in Atlanta, Georgia in 1998: Summit St. Clair, purchased effective March 1, 1998; Summit Club at Dunwoody; purchased effective May 22, 1998, and Summit Lenox, purchased effective July 8, 1998 (the "Atlanta Acquisitions"). The Atlanta Acquisitions added a total of 1,093 apartment homes to the Company's portfolio at an aggregate purchase price of $88.3 million. The Atlanta Acquisitions were financed with the issuance of 259,871 Common Units valued at $5.2 million and the assumption of approximately $8.8 million of mortgage debt. The balance of the purchase price was paid in cash.

On November 4, 1998, the Company acquired a portfolio of multifamily properties in Texas (the "Ewing Portfolio") through a merger with Ewing Industries, a private developer of luxury apartment homes. The Ewing Portfolio consists of 2,465 apartment homes in seven communities located in Dallas, Austin and San Antonio. The acquisition of the Ewing Portfolio was effected pursuant to an Agreement and Plan of Reorganization dated as of October 31, 1998 (the "Merger Agreement") among the Company, affiliates of the Company including the Operating Partnership, Ewing Industries, Inc., an Ohio corporation ("Ewing Industries"), affiliates of Ewing, and their respective partners, shareholders and members (together with Ewing Industries, "Ewing"). Pursuant to the Merger Agreement, the acquisition was funded through (i) the issuance to Ewing of 1,008,988 shares of Common Stock of the Company and 141,921 Common Units, valued at $20.7 million in the aggregate, (ii) the assumption of $84.0 million in long-term fixed-rate mortgage indebtedness, (iii) the payment of $50.6 million in cash and (iv) receipt of $3.8 million of credit for customary prorations and reserves. A portion of the consideration was deferred until stabilization of one community (Summit Las Palmas) which was in lease-up at the time of the acquisition of the Ewing Portfolio. The Summit Las Palmas purchase closed on December 31, 1998 with the additional consideration of (i) 1,027,771 shares of Common Stock and 36,124 Common Units valued at $29.2 million in the aggregate and (ii) cash in the amount of approximately $600,000.

At December 31, 2000, the Company had one apartment community, Summit Deerfield, under contract for sale during 2001. Summit Deerfield is under construction and in lease up and is expected to yield a total estimated cost of approximately $41.5 million upon completion. The property operating income from Summit Deerfield represented less than one percent of property operating income for the Company for the year ended December 31, 2000. Proceeds from the sale of Summit Deerfield are expected to be used to fund future development.

DEVELOPMENT ACTIVITY

The Company's developments in process at December 31, 2000 are summarized as follows (dollars in thousands):

                                                           TOTAL                ESTIMATED   ANTICIPATED
                                             APARTMENT   ESTIMATED   COST TO     COST TO    CONSTRUCTION
COMMUNITY                                      HOMES       COSTS       DATE     COMPLETE     COMPLETION
---------                                    ---------   ---------   --------   ---------   ------------
Summit Deerfield -- Cincinnati, OH(1)(3)...      498     $ 41,500    $ 35,210   $  6,290      Q3 2001
Summit Overlook -- Raleigh, NC(1)..........      320       25,500      14,314     11,186      Q3 2001
Summit Crest -- Raleigh, NC(1).............      438       30,700      21,148      9,552      Q3 2001
Summit Peachtree City -- Atlanta, GA(1)....      397       31,500      24,008      7,492      Q4 2001
Summit Grand Parc -- Washington, DC........      105       29,400      13,038     16,362      Q1 2002
Summit Brookwood -- Atlanta, GA............      359       41,500       2,208     39,292      Q4 2002
Summit Valley Brook -- Philadelphia, PA....      352       37,000       9,507     27,493      Q1 2003
Other development and construction
  costs(2).................................       --           --      43,149         --
                                               -----     --------    --------   --------
                                               2,469     $237,100    $162,582   $117,667
                                               =====     ========    ========   ========

(1) These communities were in lease-up at December 31, 2000.

(2) Consists primarily of land held for development and other pre-development costs.

(3) Summit Deerfield is under contract for sale expected in 2001 as a part of the Company's strategy to exit the Midwest market. The Company does not expect to incur a loss upon the sale of Summit Deerfield.

Estimated cost to complete the development Communities of approximately $117.7 million represents substantially all of the Company's material commitments for capital expenditures at December 31, 2000.

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

In addition, the Company is conducting feasibility and other pre-development work for ten Communities. The Company could abandon the development of any one or more of these potential Communities in the event that it determines that market conditions do not support development, financing is not available on favorable terms, or it is unable to obtain necessary permits and authorizations, or due to other circumstances which may prevent development. Similarly, there can be no assurance that, if the Company does pursue one or more of these potential Communities, that it will be able to complete construction within the currently estimated development budgets or that construction can be started at the time currently anticipated.

AMERICANS WITH DISABILITIES ACT AND SIMILAR LAWS

Under the Americans with Disabilities Act, all places of public accommodation are required to meet federal requirements related to access and use by disabled persons. The Company believes that its Communities are substantially in compliance with present requirements of the Americans with Disabilities Act as they apply to multifamily dwellings. A number of additional federal, state and local laws exist or may be imposed which also may require modifications to the Company's Communities or regulate certain further renovations with respect to access by disabled persons. The ultimate amount of the cost of compliance with the Americans with Disabilities Act or related legislation is not currently ascertainable, and while these costs are not expected to have a material effect on the Company, they could be substantial. Limitations or restrictions on the completion of certain renovations may limit application of the Company's investment strategy in particular instances or reduce overall returns on its investments.

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

Funds from Operations and Funds Available for Distribution are calculated as follows (dollars in thousands):

                                                             2000          1999          1998
                                                          -----------   -----------   -----------
Net income..............................................  $    63,874   $    45,745   $    56,375
Extraordinary items, net of minority interest...........           --            --           508
Extraordinary items -- Management Company...............           30            --            --
Minority interest of Unitholders in Operating
  Partnership...........................................       10,520         7,317         9,592
Gain on sale of real estate assets......................      (38,510)      (17,427)      (37,148)
Gain on sale of real estate assets -- Management
  Company...............................................         (238)           --            --
                                                          -----------   -----------   -----------
  Adjusted net income...................................       35,676        35,635        29,327
Depreciation:
  Real estate assets....................................       36,383        34,324        28,890
  Real estate joint ventures............................        1,283           748            25
                                                          -----------   -----------   -----------
Funds from Operations...................................       73,342        70,707        58,242
  Recurring capital expenditures(1).....................       (5,371)       (6,357)       (4,607)
                                                          -----------   -----------   -----------
Funds Available for Distribution........................  $    67,971   $    64,350   $    53,635
                                                          ===========   ===========   ===========
Non-recurring capital expenditures(2)...................  $    (2,965)  $    (5,348)  $    (4,978)
                                                          ===========   ===========   ===========
Cash Flow Provided By (Used In):
  Operating Activities..................................  $    70,968   $    59,021   $    63,808
  Investing Activities..................................     (118,197)      (39,751)     (219,170)
  Financing Activities..................................       46,247       (17,977)      154,636
Weighted average shares and units
  outstanding -- basic..................................   30,696,729    32,134,646    29,140,931
                                                          ===========   ===========   ===========
Weighted average shares and units
  outstanding -- diluted................................   30,897,346    32,205,637    29,150,315
                                                          ===========   ===========   ===========

(1) Recurring capital expenditures are expected to be funded from operations and consist primarily of exterior painting, , new appliances, vinyl, blinds, tile, wallpaper and carpets in 2000 and 1999. In contrast, non-recurring capital expenditures, such as major improvements, new garages and access gates, are expected to be funded by financing activities and are, therefore, not included in the calculation of Funds Available for Distribution. The increase in recurring capital expenditures for the year ended December 31, 1999 was primarily due to the Company's change in accounting policy to capitalize carpets starting January 1, 1999. Without carpet, recurring capital expenditures for the years ended December 31, 2000 and 1999 would have been $3.7 million and $4.6 million, respectively. Recurring capital expenditures for 1998 have not been restated for the change in accounting policy.

(2) Non-recurring capital expenditures for the years ended December 31, 2000 and 1999 primarily consisted of major renovations in the amounts of $643,000 in 2000 and $3.5 million in 1999, respectively; $74,000 and $740,000 for access gates and security fences in 2000 and 1999, respectively; $10,000 for water meters in 1999; and $1.7 million and $1.0 million in other revenue enhancement expenditures in 2000 and 1999, respectively.

RECENTLY ENACTED LEGISLATION

The Company has elected to be taxed as a Real Estate Investment Trust under Sections 856 and 860 of the Internal Revenue Code of 1986, as amended. Recently enacted tax legislation alters the requirements for qualification as a REIT. Effective for tax years beginning after December 31, 2000, a REIT may own the securities of a "taxable REIT subsidiary" without limitation on the REIT's voting control over the subsidiary, provided that not more than 20% of the value of the REIT's total assets is represented by securities of one or more taxable REIT subsidiaries. A taxable REIT subsidiary would include a corporation in which the Company directly or indirectly owns stock and which has elected to be treated as a taxable REIT subsidiary. In 2001, the Management Company will elect to become a taxable REIT subsidiary in accordance with the new legislation. As a result of this election, the Company's investment in the Management Company will be recorded on a consolidated basis.

In addition, effective for tax years beginning after December 31, 2000, the recently enacted tax legislation reduces the percent of real estate investment trust taxable income that must be distributed by the Company to its stockholders from 95% to 90%, exclusive of net capital gains. Historically, the Company has made distributions that exceeded taxable income.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are contained on the pages indicated on the Index to Financial Statements on page 46 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Company's Annual Meeting of Stockholders to be held on May 8, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Company's Annual Meeting of Stockholders to be held on May 8, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT

Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Company's Annual Meeting of Stockholders to be held on May 8, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K with respect to the Company's Annual Meeting of Stockholders to be held on May 8, 2001.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements and Financial Statement Schedule

The consolidated financial statements of the Company are listed in the Index to Financial Statements on page 46 of this Report.

     (b) Reports on Form 8-K

No reports on Form 8-K were filed by the Company in the fourth quarter of 2000.

     (c) Exhibits

As noted below, certain of the exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Company and are incorporated by reference herein.

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
3.1.1         Articles of Incorporation of the Company (Incorporated by
              reference to Exhibit 3.1 to the Company's Registration
              Statement on Form S-11, Registration No. 33-90706).
3.1.2         Articles Supplementary to the Articles of Amendment and
              Restatement of Summit Properties Inc. designating 8.95%
              Series B Cumulative Redeemable Perpetual Preferred Stock of
              the Company dated April 29, 1999 (Incorporated by reference to Exhibit 3.1 to the Company's quarterly report on Form
              10-Q for the quarterly period ended March 31, 1999, File No.
              001-12792).
3.1.3         Articles Supplementary to the Articles of Amendment and
              Restatement of Summit Properties Inc. designating 8.75%
              Series C Cumulative Redeemable Perpetual Preferred Stock of
              the Company dated September 3, 1999 (Incorporated by
              reference to Exhibit 99.1 to the Operating Partnership's
              Current Report on Form 8-K filed on September 17, 1999, File
              No. 000-22411).
3.2.1         Bylaws of the Company (Incorporated by reference to Exhibit
              3.2 to the Company's Registration Statement on Form S-11,
              Registration No. 33-90706).
3.2.2         First Amendment to Bylaws of the Company (Incorporated by
              reference to Exhibit 3.2.2 to the Company's Annual Report on
              Form 10-K for the fiscal year ended December 31, 1999, File
              No. 001-12792).
4.1.1         Indenture dated as of August 7, 1997 between the Operating
              Partnership and First Union National Bank, relating to the
              Operating Partnership's Senior Debt Securities (Incorporated
              by reference to Exhibit 4.1 to the Operating Partnership's
              Current Report on Form 8-K filed on August 11, 1997, File
              No. 000-22411).
4.1.2         Supplemental Indenture No. 1, dated as of August 12, 1997, between the Operating Partnership and First Union National
              Bank (Incorporated by reference to Exhibit 4.1 to the
              Operating Partnership's Amended Current Report on Form
              8-K/A-1 filed on August 18, 1997, File No. 000-22411).
4.1.3         Supplemental Indenture No. 2, dated as of December 17, 1997, between the Operating Partnership and First Union National
              Bank (Incorporated by reference to Exhibit 4.1 to the
              Operating Partnership's Amended Current Report on Form
              8-K/A-1 filed on December 17, 1997, File No. 000-22411).
4.1.4         Supplemental Indenture No. 3, dated as of May 29, 1998,
              between the Operating Partnership and First Union National
              Bank (Incorporated by reference to Exhibit 4.2 to the
              Operating Partnership's Current Report on Form 8-K filed on
              June 2, 1998, File No. 000-22411).

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
4.1.5         Supplemental Indenture No. 4, dated as of April 20, 2000,
              between the Operating Partnership and First Union National
              Bank, including a form of Floating Rate Medium-Term Note and a form of Fixed Rate Medium-Term Note (Incorporated by
              reference to Exhibit 4.2 to the Operating Partnership's
              Current Report on Form 8-K filed on April 28, 2000, File No.
              000-22411).
4.2.1         The Operating Partnership's 6.80% Note due 2002, dated
              August 12, 1997 (Incorporated by reference to Exhibit 4.2 to the Operating Partnership's Amended Current Report on Form
              8-K/A-1 filed on August 18, 1997, File No. 000-22411).
4.2.2         The Operating Partnership's 6.95% Note due 2004, dated
              August 12, 1997 (Incorporated by reference to Exhibit 4.3 to the Operating Partnership's Amended Current Report on Form
              8-K/A-1 filed on August 18, 1997, File No. 000-22411).
4.2.3         The Operating Partnership's 7.20% Note due 2007, dated
              August 12, 1997 (Incorporated by reference to Exhibit 4.4 to the Operating Partnership's Amended Current Report on Form
              8-K/A-1 filed on August 18, 1997, File No. 000-22411).
4.2.4         The Operating Partnership's 6.63% Note due 2003, dated
              December 17, 1997 (Incorporated by reference to Exhibit 4.2 to the Operating Partnership's Amended Current Report on
              Form 8-K/A-1 filed on December 17, 1997, File No.
              000-22411).
4.2.5         6.75% Medium-Term Note due 2001 in principal amount of
              $30,000,000 issued by the Operating Partnership on July 28,
              1998 (Incorporated by reference to Exhibit 10.2 to the
              Operating Partnership's Quarterly Report on Form 10-Q for
              the quarterly period ended June 30, 1998, File No.
              000-22411).
4.2.6         7.59% Medium-Term Note due 2009 in principal amount of
              $25,000,000 issued by the Operating Partnership on March 18,
              1999 (Incorporated by reference to Exhibit 4.1 to the
              Operating Partnership's Quarterly Report on Form 10-Q for
              the quarterly period ended March 31, 1999, File No.
              000-22411).
4.2.7         8.50% Medium-Term Note due 2010 in the principal amount of
              $10,000,000 issued by the Operating Partnership on July 19,
              2000 (Incorporated by reference to Exhibit 10.2 to the
              Company's Quarterly Report on Form 10-Q for the quarterly
              period ended September 30, 2000, File No. 001-12792).
4.2.8         7.87% Medium-Term Note due 2003 in the principal amount of
              $17,000,000 issued by the Operating Partnership on October
              20, 2000 (filed herewith).
4.2.9         8.037% Medium-Term Note due 2005 in the principal amount of
              $25,000,000 issued by the Operating Partnership on November
              17, 2000 (filed herewith).
4.3           Shareholder Rights Agreement, dated as of December 14, 1998, between the Company and First Union National Bank, as Rights
              Agent (Incorporated by reference to Exhibit 4.1 to the
              Company's Registration Statement on Form 8-A, filed on
              December 16, 1998).
10.1          Amended and Restated Agreement of Limited Partnership of the
              Operating Partnership, dated as of May 23, 2000
              (Incorporated by reference to Exhibit 3.1 to the Operating
              Partnership's Current Report on Form 8-K filed on May 30,
              2000, File No. 000-22411).
10.2          Articles of Incorporation of Summit Management Company
              (Incorporated by reference to Exhibit 10.2 to the Company's
              Annual Report on Form 10-K for the fiscal year ended
              December 31, 1999, File No. 001-12792).
10.3          Bylaws of Summit Management Company (Incorporated by
              reference to Exhibit 10.3 to the Company's Annual Report on
              Form 10-K for the fiscal year ended December 31, 1999, File
              No. 001-12792).
10.4          The Company's 1994 Stock Option and Incentive Plan as
              amended and restated (Incorporated by reference to Exhibit
              4.5 to the Company's Registration Statement on Form S-8,
              Registration No. 333-79897).

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
10.5.1        The Company's 1996 Non-Qualified Employee Stock Purchase
              Plan (Incorporated by reference to Exhibit 10.5 to the
              Company's Registration Statement on Form S-8, Registration
              No. 333-00078).
10.5.2        First Amendment to Non-Qualified Employee Stock Purchase
              Plan (Incorporated by reference to Exhibit 10.5.2 to the
              Company's Annual Report on Form 10-K for the fiscal year
              ended December 31, 1999, File No. 001-12792).
10.5.3        Second Amendment to Non-Qualified Employee Stock Purchase
              Plan (Incorporated by reference to Exhibit 10.5.3 to the
              Company's Annual Report on Form 10-K for the fiscal year
              ended December 31, 1999, File No. 001-12792).
10.5.4        Third Amendment to Non-Qualified Employee Stock Purchase
              Plan (Incorporated by reference to Exhibit 10.5.4 to the
              Company's Annual Report on Form 10-K for the fiscal year
              ended December 31, 1999, File No. 001-12792).
10.6          Indemnification Agreements, dated as of various dates, by
              and among the Company, the Operating Partnership, and each director and executive officer of the Company (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly
              Report on Form 10-Q for the quarterly period ended June 30,
              1999, Exhibit 10.5 to the Company's Quarterly Report on Form
              10-Q for the quarterly period ended June 30, 2000 and
              Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q
              for the quarterly period ended September 30, 2000, File No.
              001-12792).
10.7.1        Employment Agreement between the Company and William F.
              Paulsen (Incorporated by reference to Exhibit 10.7.1 to the
              Company's Annual Report on Form 10-K for the fiscal year
              ended December 31, 1999, File No. 001-12792).
10.7.2        Employment Agreement between the Company and William B.
              McGuire, Jr. (Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the
              quarterly period ended March 31, 2000, File No. 001-12792).
10.7.3        Employment Agreement between the Company and Michael L.
              Schwarz (Incorporated by reference to Exhibit 10.7.10 to the
              Company's Annual Report on Form 10-K for the fiscal year
              ended December 31, 1997, File No. 001-12792).
10.7.4        Employment Agreement between the Company and Steven R.
              LeBlanc (filed herewith).
10.7.5        Employment Agreement between Summit Management Company and
              Randall M. Ell (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the
              quarterly period ended June 30, 2000, File No. 001-12792).
10.7.6        Employment Agreement between the Company and Robert R.
              Kilroy (Incorporated by reference to Exhibit 10.4 to the
              Company's Quarterly Report on Form 10-Q for the quarterly
              period ended September 30, 2000, File No. 001-12792).
10.8.1        Noncompetition Agreement between the Company and William F.
              Paulsen (Incorporated by reference to Exhibit 10.5 to the
              Company's Quarterly Report on Form 10-Q for the quarterly
              period ended March 31, 2000, File No. 001-12792).
10.8.2        Noncompetition Agreement between the Company and William B.
              McGuire, Jr. (Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the
              quarterly period ended March 31, 2000, File No. 001-12792).
10.8.3        Noncompetition Agreement between the Company and Michael L.
              Schwarz (Incorporated by reference to Exhibit 10.8.10 to the
              Company's Annual Report on Form 10-K for the fiscal year
              ended December 31, 1997, File No. 001-12792).
10.8.4        Noncompetition Agreement between the Company and Steven R.
              LeBlanc (Incorporated by reference to Exhibit 10.8.11 to the
              Company's Annual Report on Form 10-K for the fiscal year
              ended December 31, 1998, File No. 001-12792).

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
10.8.5        Noncompetition Agreement by and among the Company, Summit
              Management Company and Randall M. Ell (Incorporated by
              reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000,
              File No. 001-12792).
10.8.6        Noncompetition Agreement by and among the Company, Summit
              Management Company and Robert R. Kilroy (Incorporated by
              reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30,
              2000, File No. 001-12792).
10.9.1        Executive Severance Agreement between the Company and
              William F. Paulsen (Incorporated by reference to Exhibit
              10.9.1 to the Company's Annual Report on Form 10-K for the
              fiscal year ended December 31, 1997, File No. 001-12792).
10.9.2        Executive Severance Agreement between the Company and
              William B. McGuire, Jr. (Incorporated by reference to
              Exhibit 10.9.2 to the Company's Annual Report on Form 10-K
              for the fiscal year ended December 31, 1997, File No.
              001-12792).
10.9.3        Executive Severance Agreement between the Company and
              Michael L. Schwarz (Incorporated by reference to Exhibit
              10.9.3 to the Company's Annual Report on Form 10-K for the
              fiscal year ended December 31, 1997, File No. 001-12792).
10.9.4        Executive Severance Agreement between the Company and Steven
              R. LeBlanc (Incorporated by reference to Exhibit 10.9.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 001-12792).
10.9.5        Executive Severance Agreement between the Company and
              Randall M. Ell (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the
              quarterly period ended June 30, 2000, File No. 001-12792).
10.9.6        Executive Severance Agreement between the Company and Robert
              R. Kilroy (Incorporated by reference to Exhibit 10.5 to the
              Company's Quarterly Report on Form 10-Q for the quarterly
              period ended September 30, 2000, File No. 001-12792).
10.10         $31,000,000 Loan Agreement, dated July 31, 1996, between the
              Operating Partnership and Wachovia Bank of North Carolina,
              N.A. (Incorporated by reference to Exhibit 10.34 to the
              Company's Quarterly Report on Form 10-Q for the fiscal
              quarter ended September 30, 1996, File No. 001-12792).
10.11.1       Form of Promissory Note and Security Agreement between the
              Company and the employees named in the Schedule thereto
              (Incorporated by reference to Exhibit 10.14.3 to the
              Company's Annual Report on Form 10-K for the fiscal year
              ended December 31, 1997, File No. 001-12792).
10.11.2       Promissory Note and Security Agreement, dated January 31,
              2000, evidencing a loan of $499,814 to William B. McGuire,
              Jr. for the purpose of purchasing shares of Common Stock of the Company (Incorporated herein by reference to Exhibit
              10.1 to the Company's Quarterly Report on Form 10-Q for the
              quarterly period ended March 31, 2000, File No. 001-12792).
10.11.3       Promissory Note and Security Agreement, dated January 31,
              2000, evidencing a loan of $999,995 to William F. Paulsen
              for the purpose of purchasing shares of Common Stock of the
              Company (Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the
              quarterly period ended March 31, 2000, File No. 001-12792).
10.11.4       Promissory Note and Security Agreement, dated August 5,
              1998, evidencing a loan of $960,578 to Steven R. LeBlanc for the purpose of purchasing shares of Common Stock of the
              Company (Incorporated herein by reference to Exhibit 10.12.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 001-12792).

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
10.11.5       Promissory Note, dated February 2, 1999, evidencing a loan of $1,000,487 to Steven R. LeBlanc for the purpose of
              purchasing shares of Common Stock of the Company
              (Incorporated herein by reference to Exhibit 10.12.10 to the
              Company's Annual Report on Form 10-K for the fiscal year
              ended December 31, 1998, File No. 001-12792).
10.11.6       Promissory Note and Security Agreement, dated January 31,
              2000, evidencing a loan of $999,995 to Steven R. LeBlanc for the purpose of purchasing shares of Common Stock of the
              Company (Incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the
              quarterly period ended March 31, 2000, File No. 001-12792).
10.11.7       Promissory Note and Security Agreement, dated January 28,
              1998, evidencing a loan of $42,258 to Michael L. Schwarz for the purpose of paying tax liability associated with
              Restricted Stock Award (Incorporated by reference to Exhibit
              10.14.1 to the Company's Annual Report on Form 10-K for the
              fiscal year ended December 31, 1997, File No. 001-12792).
10.11.8       Promissory Note and Security Agreement, dated January 30,
              1998, evidencing a loan of $361,785 to Michael L. Schwarz
              for the purpose of purchasing shares of Common Stock of the
              Company (Incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the
              quarterly period ended March 31, 1998, File No. 001-12792).
10.11.9       Promissory Notes and Security Agreements, dated various
              dates from July 29, 1998 to May 1, 2000, evidencing loans in the aggregate amount of $131,013 to Michael L. Schwarz
              (filed herewith).
10.11.10      Promissory Note, dated February 2, 1999, evidencing a loan of $450,004 to Michael L. Schwarz for the purpose of
              purchasing shares of Common Stock of the Company
              (Incorporated herein by reference to Exhibit 10.12.11 to the
              Company's Annual Report on Form 10-K for the fiscal year
              ended December 31, 1998, File No. 001-12792).
10.11.11      Promissory Note and Security Agreement, dated January 31,
              2000, evidencing a loan of $499,969 to Michael L. Schwarz
              for the purpose of purchasing shares of Common Stock of the
              Company (Incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the
              quarterly period ended March 31, 2000, File No. 001-12792).
10.11.12      Promissory Note and Security Agreement, dated August 1,
              2000, evidencing a loan of $99,973 to Michael L. Schwarz for the purpose of purchasing shares of Common Stock of the
              Company (Incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the
              quarterly period ended September 30, 2000, File No.
              001-12792).
10.11.13      Promissory Note and Security Agreement, dated November 7,
              2000, evidencing a loan of $91,843 to Michael L. Schwarz for the purpose of purchasing shares of Common Stock of the
              Company (filed herewith).
10.11.14      Promissory Notes and Security Agreements, dated various
              dates from May 17, 2000 through August 1, 2000, evidencing loans in the aggregate amount of $949,820 to Robert R.
              Kilroy for the purpose of purchasing shares of Common Stock of the Company (Incorporated herein by reference to Exhibit
              10.8 to the Company's Quarterly Report on Form 10-Q for the
              quarterly period ended September 30, 2000, File No.
              001-12792).
10.11.15      Promissory Notes and Security Agreements, dated various
              dates from April 1, 1998 through May 17, 2000, evidencing
              loans in the aggregate amount of $358,399 to Randall M. Ell for the purpose of purchasing shares of Common Stock of the
              Company (Incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the
              quarterly period ended June 30, 2000, File No. 001-12792).
10.11.16      Promissory Note and Security Agreement, dated November 7,
              2000, evidencing a loan of $499,160 to Randall M. Ell for
              the purpose of purchasing shares of Common Stock of the
              Company (filed herewith).

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
10.11.17      Form of Amendment, dated December 29, 2000 to each of the
              Promissory Notes and Security Agreements executed by William
              B. McGuire, Jr. and the executive officers of the Company
              prior to January 4, 2000, including a listing of those notes amended (filed herewith).
10.12.1       Registration Rights Agreement, dated October 12, 1994,
              between the Company and PK Partners, L.P. (Incorporated by reference to Exhibit 10.15.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997,
              File No. 001-12792).
10.12.2       Registration Rights Agreement, dated February 8, 1994,
              between the Company and the Continuing Investors named
              therein (Incorporated by reference to Exhibit 10.13.2 to the
              Company's Annual Report on Form 10-K for the fiscal year
              ended December 31, 1999, File No. 001-12792).
10.12.3       Registration Rights Agreement, dated December 11, 1995,
              between the Company and Bissell Ballantyne, LLC
              (Incorporated by reference to Exhibit 10.2 to the Company's
              Registration Statement on Form S-3, Registration No.
              333-24669).
10.12.4       Registration Rights Agreement, dated January 10, 1996, among the Company, Joseph H. Call and Gary S. Cangelosi
              (Incorporated by reference to Exhibit 10.2 to the Company's
              Registration Statement on Form S-3, Registration No.
              333-24669).
10.12.5       Registration Rights Agreement, dated February 20, 1997,
              among the Company, The Northwestern Mutual Life Insurance
              Company, J. Ronald Terwilliger, J. Ronald Terwilliger
              Grantor Trust, Crow Residential Realty Investors, L.P.,
              Douglas A. Hoeksema, Randy J. Pace, Clifford A. Breining,
              TCF Residential Partnership, Ltd. and Trammell S. Crow
              (Incorporated by reference to Exhibit 10.2 to the Company's
              Registration Statement on Form S-3, Registration No.
              333-24669).
10.12.6       Registration Rights Agreement, dated May 16, 1995, between the Company and the individuals named therein executed in
              connection with the Crosland Acquisition (Incorporated by
              reference to Exhibit 10.15.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997,
              File No. 001-12792).
10.12.7       Registration Rights and Lock-up Agreement, dated October 31,
              1998, by and between the Company, the Operating Partnership, and the holders named therein executed in connection with
              the Ewing Acquisition (Incorporated by reference to Exhibit
              99.1 to the Company's Registration Statement on Form S-3,
              Registration No. 333-93923).
10.13         Amended and Restated Credit Agreement, dated as of September
              26, 2000, by and among the Operating Partnership, the
              Company, the Banks listed therein, and First Union National
              Bank, as Administrative Agent (Incorporated by reference to
              Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
              for the quarterly period ended September 30, 2000, File No.
              001-12792).
10.14         Distribution Agreement among the Operating Partnership, the
              Company and the Agents listed therein, dated April 20, 2000
              (Incorporated by reference to the Operating Partnership's
              Current Report on Form 8-K filed on April 28, 2000, File No.
              000-22411).
10.15         Swap Transaction, dated as of September 15, 1999, between
              the Operating Partnership and Morgan Guaranty Trust Company
              of New York (filed herewith).
12.1          Statement Regarding Calculation of Ratios of Earnings to
              Fixed Charges for the Years Ended December 31, 2000, 1999,
              1998, 1997 and 1996 (filed herewith).
21.1          Subsidiaries of the Company (filed herewith).
23.1          Consent of Deloitte & Touche LLP (filed herewith).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Summit Properties Inc. certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Charlotte, North Carolina on March 12, 2001.

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

                     SIGNATURES                                     TITLE                    DATE
                     ----------                                     -----                    ----
/s/ WILLIAM B. MCGUIRE, JR.                            Co-Chairman of the Board of      March 12, 2001
-----------------------------------------------------    Directors
William B. McGuire, Jr.

/s/ WILLIAM F. PAULSEN                                 Co-Chairman of the Board of      March 12, 2001
-----------------------------------------------------    Directors and Chief Executive
William F. Paulsen                                       Officer (Principal Executive
                                                         Officer)

/s/ STEVEN R. LEBLANC                                  President, Chief Operating       March 12, 2001
-----------------------------------------------------    Officer and Director
Steven R. LeBlanc                                        (Principal Operating Officer)

/s/ MICHAEL L. SCHWARZ                                 Executive Vice President --      March 12, 2001
-----------------------------------------------------    Operations and Chief
Michael L. Schwarz                                       Financial Officer (Principal
                                                         Financial Officer and
                                                         Principal Accounting Officer)

/s/ HENRY H. FISHKIND                                  Director                         March 12, 2001
-----------------------------------------------------
Henry H. Fishkind

/s/ JAMES H. HANCE, JR.                                Director                         March 12, 2001
-----------------------------------------------------
James H. Hance, Jr.

/s/ NELSON SCHWAB, III                                 Director                         March 12, 2001
-----------------------------------------------------
Nelson Schwab, III

/s/ JAMES M. ALLWIN                                    Director                         March 12, 2001
-----------------------------------------------------
James M. Allwin

                         INDEX TO FINANCIAL STATEMENTS

The following financial statements of the Company required to be included in
Item 14(a)(1) are listed below:

SUMMIT PROPERTIES INC.

                                                              PAGE
                                                              ----

Independent Auditors' Report................................   47

Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................   48

Consolidated Statements of Earnings for the Years Ended
  December 31, 2000, 1999 and 1998..........................   49

Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2000,
  1999 and 1998.............................................   50

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998..........................   51

Notes to Consolidated Financial Statements..................   52

The following financial statement supplementary data of the Company required to be included in Item 14(a)(2) is listed below:

Schedule III -- Real Estate and Accumulated Depreciation....   71

All other schedules are omitted because they are not applicable or not required.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Summit Properties Inc.
Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Summit Properties Inc. (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audit for the year ended December 31, 2000 also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, in 1999 the Company changed its method of accounting for carpet replacements.

DELOITTE & TOUCHE LLP

Charlotte, North Carolina
January 22, 2001

                             SUMMIT PROPERTIES INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
ASSETS
Real estate assets:
  Land and land improvements................................  $  184,494   $  174,615
  Buildings and improvements................................   1,001,183      893,179
  Furniture, fixtures and equipment.........................      74,920       68,437
                                                              ----------   ----------
                                                               1,260,597    1,136,231
  Less: accumulated depreciation............................    (147,437)    (129,620)
                                                              ----------   ----------
          Operating real estate assets......................   1,113,160    1,006,611
  Construction in progress..................................     162,582      148,587
                                                              ----------   ----------
          Net real estate assets............................   1,275,742    1,155,198
Cash and cash equivalents...................................       3,148        4,130
Restricted cash.............................................      41,502       40,080
Investments in Summit Management Company and real estate
  joint ventures............................................         736          583
Deferred financing costs, net of accumulated amortization of
  $5,792 and $5,153 in 2000 and 1999, respectively..........       7,760        6,657
Notes receivable............................................       5,176        3,268
Other assets................................................       6,087        7,497
                                                              ----------   ----------
Total assets................................................  $1,340,151   $1,217,413
                                                              ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes payable.............................................  $  763,899   $  649,632
  Accrued interest payable..................................       7,729        7,018
  Accounts payable and accrued expenses.....................      20,415       25,626
  Dividends and distributions payable.......................      13,481       12,984
  Security deposits and prepaid rents.......................       3,959        3,850
                                                              ----------   ----------
          Total liabilities.................................     809,483      699,110
                                                              ----------   ----------
Commitments and contingencies
Minority interest of common unitholders in Operating
  Partnership...............................................      55,730       54,698
Minority interest of preferred unitholders in Operating
  Partnership...............................................     136,261      136,270
Stockholders' equity:
  Preferred stock, $.01 par value -- 25,000,000 shares
     authorized, no shares issued and outstanding...........          --           --
  Common stock, $.01 par value -- 100,000,000 shares
     authorized, 26,431,086 and 26,374,446 shares issued and
     outstanding in 2000 and 1999, respectively.............         264          264
  Additional paid-in capital................................     415,827      412,874
  Accumulated deficit.......................................     (62,775)     (80,555)
  Unamortized restricted stock compensation.................        (942)        (387)
  Employee notes receivable.................................     (13,697)      (4,861)
                                                              ----------   ----------
Total stockholders' equity..................................     338,677      327,335
                                                              ----------   ----------
Total liabilities and stockholders' equity..................  $1,340,151   $1,217,413
                                                              ==========   ==========

See notes to consolidated financial statements.

                             SUMMIT PROPERTIES INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2000          1999          1998
                                                              -----------   -----------   -----------
Revenues:
  Rental....................................................  $   172,639   $   162,859   $   137,961
  Other property income.....................................       12,795        10,670         7,695
  Interest..................................................        3,592         3,030         1,064
  Other income..............................................          618           289           849
                                                              -----------   -----------   -----------
         Total revenues.....................................      189,644       176,848       147,569
                                                              -----------   -----------   -----------
Expenses:
  Property operating and maintenance:
    Personnel...............................................       12,036        12,796        11,350
    Advertising and promotion...............................        2,718         2,630         2,419
    Utilities...............................................        8,654         8,544         7,541
    Building repairs and maintenance........................        8,434         8,609         9,893
    Real estate taxes and insurance.........................       19,248        17,684        14,063
    Depreciation............................................       36,602        34,432        28,997
    Property supervision....................................        4,970         4,175         3,531
    Other operating expenses................................        3,027         2,880         2,753
                                                              -----------   -----------   -----------
         Total property operating and maintenance...........       95,689        91,750        80,547
  Interest..................................................       38,649        37,282        32,550
  Amortization..............................................        1,072           992           956
  General and administrative................................        4,752         3,876         3,861
  Loss (income) on equity investments:
    Summit Management Company...............................          779           719           327
    Real estate joint ventures..............................          399          (104)            1
                                                              -----------   -----------   -----------
         Total expenses.....................................      141,340       134,515       118,242
                                                              -----------   -----------   -----------
Income before gain on sale of real estate assets, minority
  interest of common unitholders in Operating Partnership,
  dividends to preferred unitholders in Operating
  Partnership and extraordinary items.......................       48,304        42,333        29,327
  Gain on sale of real estate assets........................       38,510        17,427        37,148
                                                              -----------   -----------   -----------
Income before minority interest of unitholders in Operating
  Partnership, dividends to preferred unitholders in
  Operating Partnership and extraordinary items.............       86,814        59,760        66,475
Minority interest of common unitholders in Operating
  Partnership...............................................      (10,520)       (7,317)       (9,592)
Dividends to preferred unitholders in Operating
  Partnership...............................................      (12,420)       (6,698)           --
                                                              -----------   -----------   -----------
Income before extraordinary items...........................       63,874        45,745        56,883
Extraordinary items, net of minority interest of common
  unitholders in Operating Partnership......................           --            --          (508)
                                                              -----------   -----------   -----------
Net income..................................................  $    63,874   $    45,745   $    56,375
                                                              ===========   ===========   ===========
Per share data:
  Income before extraordinary items -- basic................  $      2.42   $      1.65   $      2.28
                                                              ===========   ===========   ===========
  Income before extraordinary items -- diluted..............  $      2.41   $      1.65   $      2.28
                                                              ===========   ===========   ===========
  Extraordinary items -- basic and diluted..................  $        --   $        --   $     (0.02)
                                                              ===========   ===========   ===========
  Net income -- basic.......................................  $      2.42   $      1.65   $      2.26
                                                              ===========   ===========   ===========
  Net income -- diluted.....................................  $      2.41   $      1.65   $      2.26
                                                              ===========   ===========   ===========
  Dividends declared........................................  $      1.75   $      1.67   $      1.63
                                                              ===========   ===========   ===========
  Weighted average shares -- basic..........................   26,341,438    27,697,904    24,934,618
                                                              ===========   ===========   ===========
  Weighted average shares -- diluted........................   26,542,056    27,768,895    24,944,002
                                                              ===========   ===========   ===========

See notes to consolidated financial statements.

                             SUMMIT PROPERTIES INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                             UNAMORTIZED
                                                  ADDITIONAL                  RESTRICTED     EMPLOYEE
                                         COMMON    PAID IN     ACCUMULATED      STOCK         NOTES
                                         STOCK     CAPITAL       DEFICIT     COMPENSATION   RECEIVABLE    TOTAL
                                         ------   ----------   -----------   ------------   ----------   --------
Balance, December 31, 1997.............   $234     $361,731     $(95,120)      $(1,006)            --    $265,839
  Dividends............................     --           --      (41,536)           --             --     (41,536)
  Issuance of stock....................     21       37,322           --            --             --      37,343
  Proceeds from dividend and stock
    purchase plans.....................     22       42,891           --            --             --      42,913
  Conversion of common units to
    shares.............................     --          555           --            --             --         555
  Exercise of stock options............      1          840           --            --             --         841
  Issuance of restricted stock
    grants.............................     --          162           --          (162)            --          --
  Amortization of restricted stock
    grants.............................     --           --           --           440             --         440
  Adjustment for minority interest of
    common unitholders in Operating
    Partnership........................     --       (1,369)          --            --             --      (1,369)
  Issuance of employee notes
    receivable.........................                                                      $ (2,476)     (2,476)
  Net income...........................     --           --       56,375            --             --      56,375
                                          ----     --------     --------       -------       --------    --------
Balance, December 31, 1998.............    278      442,132      (80,281)         (728)        (2,476)    358,925
  Dividends............................     --           --      (46,019)           --             --     (46,019)
  Proceeds from dividend and stock
    purchase plans.....................     10       15,331           --            --             --      15,341
  Repurchase of common stock...........    (24)     (47,502)          --            --             --     (47,526)
  Exercise of stock options............     --          182           --            --             --         182
  Issuance of restricted stock
    grants.............................     --          304           --          (304)            --          --
  Amortization of restricted stock
    grants.............................     --           --           --           645             --         645
  Adjustment for minority interest of
    common unitholders in Operating
    Partnership........................     --        2,427           --            --             --       2,427
  Issuance of employee notes
    receivable.........................     --           --           --            --         (3,144)     (3,144)
  Repayment of employee notes
    receivable.........................     --           --           --            --            759         759
  Net income...........................     --           --       45,745            --             --      45,745
                                          ----     --------     --------       -------       --------    --------
Balance, December 31, 1999.............    264      412,874      (80,555)         (387)        (4,861)    327,335
  Dividends............................     --           --      (46,094)           --             --     (46,094)
  Proceeds from dividend and stock
    purchase plans.....................      3        4,798           --            --             --       4,801
  Repurchase of common stock...........     (4)      (8,020)          --            --             --      (8,024)
  Conversion of units to shares........     --        1,159           --            --             --       1,159
  Exercise of stock options............      1        2,085           --            --             --       2,086
  Issuance of restricted stock
    grants.............................     --        1,203           --        (1,319)            --        (116)
  Amortization of restricted stock
    grants.............................     --           --           --           764             --         764
  Accrual of vested stock awards.......     --        1,171           --            --             --       1,171
  Adjustment for minority interest of
    common unitholders in Operating
    Partnership........................     --        1,128           --            --             --       1,128
  Issuance of employee notes
    receivable.........................     --           --           --            --        (10,793)    (10,793)
  Repayment of employee notes through
    stock redemption...................     --         (571)          --            --            571          --
  Repayment of employee notes
    receivable.........................     --           --           --            --          1,386       1,386
  Net income...........................     --           --       63,874            --             --      63,874
                                          ----     --------     --------       -------       --------    --------
Balance, December 31, 2000.............   $264     $415,827     $(62,775)      $  (942)      $(13,697)   $338,677
                                          ====     ========     ========       =======       ========    ========

See notes to consolidated financial statements.

                             SUMMIT PROPERTIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                2000         1999         1998
                                                              ---------    ---------    ---------
Cash flows from operating activities:
  Net income................................................  $  63,874    $  45,745    $  56,375
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Minority interest of common unitholders in Operating
      Partnership...........................................     10,520        7,317        9,592
    Extraordinary items.....................................         --           --          508
    Loss on equity investments..............................      1,178          615          328
    Gain on sale of real estate assets......................    (38,510)     (17,427)     (37,148)
    Depreciation and amortization...........................     38,216       35,304       30,163
    Accrual of vested stock awards..........................      1,171           --           --
    Increase in restricted cash.............................     (3,633)      (4,722)        (777)
    Increase in other assets................................       (631)        (685)        (504)
    Increase in accrued interest payable....................        711          212        1,444
    (Decrease) increase in accounts payable and accrued
      expenses..............................................     (2,187)      (7,000)       3,823
    Increase (decrease) in security deposits and prepaid
      rents.................................................        259         (338)           4
                                                              ---------    ---------    ---------
         Net cash provided by operating activities..........     70,968       59,021       63,808
                                                              ---------    ---------    ---------
Cash flows from investing activities:
  Construction of real estate assets and land acquisitions,
    net of payables.........................................   (168,593)    (127,764)    (122,842)
  Purchase of Communities...................................    (33,373)          --     (124,846)
  Proceeds from sale of Communities.........................    105,131      110,873       44,245
  Capitalized interest......................................    (11,117)      (7,888)      (6,142)
  Recurring capital expenditures, net of payables...........     (5,371)      (6,357)      (4,607)
  Non-recurring capital expenditures........................     (2,965)      (5,348)      (4,978)
  Increase in notes receivable..............................     (1,909)      (3,267)          --
                                                              ---------    ---------    ---------
         Net cash used in investing activities..............   (118,197)     (39,751)    (219,170)
                                                              ---------    ---------    ---------
Cash flows from financing activities:
  Net borrowings (repayments) on line of credit.............     62,138      (75,508)     131,252
  Net borrowings on unsecured bonds.........................         --       24,600       54,392
  Proceeds from issuance of mortgage debt...................     47,922           --           --
  Repayments of unsecured notes.............................    (15,000)          --           --
  Net borrowings on unsecured medium term notes.............     26,299           --           --
  Repayments of mortgage debt...............................     (8,548)      (5,136)     (27,391)
  Repayments of tax exempt bonds............................     (1,025)      (1,155)      (1,050)
  Net proceeds from dividend reinvestment and stock purchase
    plans...................................................      4,801       15,341       42,913
  Dividends and distributions to unitholders................    (53,259)     (53,186)     (46,819)
  Exercise of stock options.................................      2,086          182          841
  Decrease in advance proceeds from direct stock purchase
    plan....................................................         --       (9,474)       2,974
  Issuance of preferred units in Operating Partnership......         --      136,270           --
  Repurchase of common stock................................     (8,020)     (47,526)          --
  Acquisition of minority interest..........................     (1,759)          --           --
  Issuance of restricted stock awards.......................         19           --           --
  Repayments of employee notes receivable...................      1,386           --           --
  Increase in employee notes receivable.....................    (10,793)      (2,385)      (2,476)
                                                              ---------    ---------    ---------
         Net cash provided by (used in) financing
           activities.......................................     46,247      (17,977)     154,636
                                                              ---------    ---------    ---------
Net (decrease) increase in cash and cash equivalents........       (982)       1,293         (726)
Cash and cash equivalents, beginning of year................      4,130        2,837        3,563
                                                              ---------    ---------    ---------
Cash and cash equivalents, end of year......................  $   3,148    $   4,130    $   2,837
                                                              =========    =========    =========
Supplemental disclosure of cash flow information -- Cash
  paid for interest, net of capitalized interest............  $  37,938    $  37,070    $  31,106
                                                              =========    =========    =========

See notes to consolidated financial statements.

SUMMIT PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND FORMATION OF THE COMPANY

Summit Properties Inc. (the "Company") was initially organized as a Maryland real estate investment trust on December 1, 1993 under the Maryland Real Estate Investment Trust Act. The Company became a Maryland corporation under the General Corporation Law of Maryland on January 13, 1994. On February 15, 1994, the Company completed an Initial Public Offering ("Initial Offering") of 10 million shares of common stock, par value $0.01 per share ("Common Stock"). In connection with the Initial Offering, the Company consummated a business combination involving the partnerships (the "Property Partnerships") which owned the 27 communities (together with all communities acquired and developed since the Initial Offering, the "Communities") and the affiliated entities which provided development, construction, management and leasing services to each of the Communities prior to the Initial Offering (collectively, the "Summit Entities"). A portion of the proceeds from the Initial Offering was used to acquire an economic and voting interest in Summit Properties Partnership, L.P. (the "Operating Partnership"), which was formed to succeed to substantially all of the interests of the Property Partnerships in the Communities and the operations of the Summit Entities. The Company became the sole general partner and the majority owner of the Operating Partnership upon completion of the Initial Offering and, accordingly, reports its investment in the Operating Partnership on a consolidated basis.

2. BASIS OF PRESENTATION

All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements of the Company have been adjusted for the minority interest of holders of common units of limited partnership interest ("Common Units") in the Operating Partnership. Minority interest of unitholders in the Operating Partnership is calculated at the balance sheet date based upon the percentage of Common Units outstanding owned by partners other than the Company to the total number of Common Units outstanding. Minority interest of unitholders in Operating Partnership earnings is calculated based on the weighted average Units outstanding during the period. Common Units can be exchanged for cash, or at the option of the Company, for shares of Common Stock on a one-for-one basis (subject to adjustment).

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REAL ESTATE ASSETS AND DEPRECIATION -- The Company records its real estate assets at cost less accumulated depreciation and, if necessary, adjusts carrying value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" by reviewing whether the sum of the estimated future net cash flows (undiscounted and without interest charges) from an asset to be held and used is less than the book value of the asset. No impairment existed at December 31, 2000.

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

Previously, the cost of carpet replacements had been expensed. The Company believes that the newly adopted accounting policy is preferable as it is consistent with the standards and practices utilized by the majority of the Company's peers and provides a better matching of expenses with the related benefit of the expenditure. The change in accounting policy was treated as a change in accounting principle inseparable from a change in accounting estimate. The effect of this change for the year ended December 31, 2000 was a net increase in net income of $1.5 million, or $0.06 per basic and diluted share. The effect of this change for the year ended December 31, 1999 was a net increase in net income of $1.4 million, or $0.05 per basic and diluted share.

Interest costs incurred during the construction period are capitalized and depreciated over the lives of the constructed assets. Interest capitalized was $11.1 million, $7.9 million and $6.1 million for the years ended December 31, 2000, 1999 and 1998, respectively.

The Company capitalizes the cost of its development department to the projects currently under construction at a rate of 2.5% to 3.0% of such construction costs. Such costs are then depreciated over the lives of the constructed assets upon their completion. Such costs capitalized were approximately $5.4 million, $4.5 million and $3.0 million for the years ended December 31, 2000, 1999 and 1998, respectively.

RENTAL REVENUE RECOGNITION -- The Company leases its residential properties under operating leases with terms generally one year or less. Rental revenue is recognized on the accrual method of accounting as earned. The Company leases its office and retail space under operating leases with terms ranging from three to ten years. Rental revenue for office and retail spaces is recognized on a straight line basis over the lives of the respective leases. Future minimum rental payments to be received by the Company under its current office leases are as follows (in thousands):

2001........................................................  $  979
2002........................................................   1,030
2003........................................................   1,057
2004........................................................   1,078
2005........................................................   1,111
Thereafter..................................................   4,479
                                                              ------
                                                              $9,734
                                                              ======

Of the amounts listed above, $7.5 million represents amounts to be received from the Company's wholly-owned subsidiary, Summit Management Company (the "Management Company") which performs all management and leasing activities for the Company and third parties.

PROPERTY MANAGEMENT -- The Management Company provides property management services for both Company-owned properties as well as properties owned by third parties. Revenue is recognized when earned, as the services are provided.

CASH AND CASH EQUIVALENTS -- For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

RESTRICTED CASH -- Restricted cash is comprised primarily of resident security deposits, bond repayment escrows, replacement reserve escrows, and proceeds from apartment community sales deposited with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations.

DEFERRED FINANCING COSTS -- Deferred financing costs include fees and costs incurred in conjunction with long-term financings and are amortized on the straight-line method over the terms of the related debt.

ADVERTISING COSTS -- The Company expenses advertising costs as incurred.

INCOME TAXES -- The Company has maintained and intends to maintain its election to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company generally will not be subject to federal and state income taxation at the corporate level as long as it distributes annually at least 95% (90% effective for tax years beginning after December 31, 2000) of its taxable income, excluding net capital gains, as defined in the Code, to its stockholders and satisfies certain other requirements. Accordingly, no provision has been made for federal and state income taxes in the accompanying consolidated financial statements.

Financial Accounting Standard No. 109, "Accounting for Income Taxes" requires a public enterprise to disclose the aggregate difference in the basis of its net assets for financial and tax reporting purposes. The carrying value reported in the Company's consolidated financial statements exceeded the tax basis by approximately $122.8 million and $90.6 million as of December 31, 2000 and 1999, respectively.

A schedule of per share distributions paid by the Company to be reported by the stockholders is set forth in the following table:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
Ordinary income.............................................  $1.56    $1.40    $1.34
20% Long-term capital gain..................................   0.10     0.10       --
Unrecaptured Sec. 1250 Gain.................................   0.07     0.07       --
Return of Capital...........................................     --     0.10     0.29
                                                              -----    -----    -----
          Total Distribution per share......................  $1.73    $1.67    $1.63
                                                              =====    =====    =====

PER SHARE DATA -- Basic earnings per share with respect to the Company for the years ended December 31, 2000, 1999 and 1998 are computed based upon the weighted average number of shares outstanding during the period. The difference between "basic" and "diluted" weighted average shares is the dilutive effect of the Company's stock options outstanding (200,618, 70,991 and 9,384 shares added to weighted shares outstanding in 2000, 1999 and 1998, respectively). Dilution caused by these options affected earnings per share by $0.01 in 2000 and had no effect on earnings per share in 1999 or 1998.

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

NEW ACCOUNTING PRONOUNCEMENTS -- On January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company believes that the provisions of FAS 133, as amended, will have an immaterial impact on the Company's financial statements.

RECLASSIFICATIONS -- Certain reclassifications have been made to the 1999 and 1998 financial statements to conform to the 2000 presentation.

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

The following is a condensed balance sheet and income statement for Station Hill as of and for the year ended December 31, 2000 and 1999 . The balance sheet and income statement set forth below reflects the financial position and operations of Station Hill in its entirety, not only the Company's respective interest therein.

                                                                BALANCE SHEET
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
                                                               (IN THOUSANDS)
Cash and cash equivalents...................................  $ 1,988   $ 1,764
Real estate assets, net.....................................   86,873    89,214
Other assets................................................      362       399
                                                              -------   -------
          Total assets......................................  $89,223   $91,377
                                                              =======   =======
Mortgages payable...........................................  $68,657   $69,460
Other liabilities...........................................    1,245       784
Partners' capital...........................................   19,321    21,133
                                                              -------   -------
          Total liabilities and partners' capital...........  $89,223   $91,377
                                                              =======   =======

                                                              INCOME STATEMENT
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
                                                               (IN THOUSANDS)
Revenues....................................................  $12,404   $11,919
Expenses
  Property operating........................................    4,422     4,323
  Depreciation and amortization.............................    3,013     3,031
  Interest..................................................    4,625     4,677
                                                              -------   -------
          Total expenses....................................   12,060    12,031
                                                              -------   -------
Net income (loss)...........................................  $   344   $  (112)
                                                              =======   =======

The Company owns a 49% interest in a joint venture ("Construction Project"), which is developing an apartment community. The Construction Project is accounted for under the equity method of accounting and, therefore, its operating results are presented in "Loss (income) on equity investments: Real estate joint ventures" in the consolidated statements of earnings. The construction costs are being funded primarily through a construction loan to the joint venture from an unrelated third party equal to 100% of the construction costs. During the construction period, in lieu of equity contribution to the joint venture, the Company has under certain circumstances, subsequent to demand by the third party lenders, agreed to make contributions which would reduce the respective construction loan by an amount not to exceed 25% of the total construction loan amount. Any such contribution would be deemed to be all or a portion of the equity required to be contributed by the Company to the joint venture at the end of the construction and lease up period. The Company has the right to purchase its joint venture partner's interest in the joint venture for a period of six months after the project becomes stabilized. The Construction Project had not reached stabilization as of December 31, 2000 and the Company has not made a determination about whether it will exercise its option. If the Company does not exercise the option with respect to the joint venture, it will be required to make a capital contribution of 25% of the joint venture's total construction loan amount. The balance sheet and income statement information for the Construction Project is not material.

5. PROPERTY MANAGEMENT AND RELATED PARTY TRANSACTIONS

In conjunction with the formation of the Company, construction, management and leasing activities for third parties were transferred to the Management Company and its wholly-owned subsidiary, Summit Apartment Builders, Inc. (the "Construction Company").

The Management Company also provides property management services to the Company's Communities. Total fees for management services provided to the Company's Communities were $5.7 million, $5.0 million and $3.9 million for the years ended December 31, 2000, 1999 and 1998, respectively.

In addition, the Management Company provides management services to apartment communities in which executive officers and certain directors of the Company are general partners. The Management Company received management fees of approximately $253,000, $239,000 and $233,000 for the performance of such services for the years ended December 31, 2000, 1999 and 1998, respectively.

Construction Company revenue consists of fees on contracts with the Company. Revenue from construction contracts with the Company was $2.5 million, $1.8 million and $1.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. The Construction Company's profits on these contracts are eliminated in consolidation against the Company's investment in real estate. The Company had $9.0 million and $13.3 million payable to the Construction Company as of December 31, 2000 and 1999, respectively. This amount is included in "Accounts payable and accrued expenses" in the accompanying consolidated balance sheets. Also included in the accompanying consolidated balance sheets under the caption "Other assets" is a receivable from the Construction Company of $2.1 million and $3.3 million as a result of construction advances at December 31, 2000 and 1999, respectively.

The Management Company leases office space from one of its Communities, Summit Grandview. Scheduled rental payments to be received by Summit Grandview from the Management Company through the lease expiration of September 30, 2010 are approximately $7.5 million.

The Company's investment in the Management Company is reported on the equity method and is not considered material to the consolidated financial statements of the Company taken as a whole.

The consolidated statement of earnings of the Management Company and its wholly owned subsidiary, the Construction Company, are summarized below (in thousands):

                                                               2000      1999     1998
                                                              -------   ------   ------
Revenues:
  Management fees charged to Operating Partnership..........  $ 5,735   $4,972   $3,884
  Third party management fee revenue........................    1,103    1,263    1,177
  Construction revenue......................................    2,494    1,774    1,141
  Gain on sale of real estate assets........................      238       --       --
  Other revenue.............................................      372      844      194
                                                              -------   ------   ------
  Total revenue.............................................    9,942    8,853    6,396
                                                              -------   ------   ------
Expenses:
  Operating.................................................    9,398    8,699    5,893
  Depreciation..............................................      313      284      244
  Amortization..............................................      303      289      286
  Interest..................................................      677      300      300
                                                              -------   ------   ------
  Total expenses............................................   10,691    9,572    6,723
                                                              -------   ------   ------
Loss before extraordinary items.............................     (749)    (719)    (327)
Extraordinary items.........................................      (30)      --       --
                                                              -------   ------   ------
Net loss....................................................  $  (779)  $ (719)  $ (327)
                                                              =======   ======   ======

6. NOTES PAYABLE

Notes payable consist of the following (in thousands):

                                                              INTEREST    PRINCIPAL OUTSTANDING
                                                             RATE AS OF       DECEMBER 31,
                                                            DECEMBER 31,  ---------------------
                                                                2000        2000        1999
                                                            ------------  ---------   ---------
FIXED RATE DEBT
  Mortgage Loan...........................................     6.24%      $140,550    $143,740
  Mortgage Loan...........................................     8.00%         8,272       8,375
                                                               6.75% -
  Mortgage Notes..........................................     9.80%       154,229     111,081
  Tax-exempt Mortgage Note................................     6.95%         3,985       4,048
                                                                          --------    --------
          Total Mortgage Debt.............................                 307,036     267,244
  Unsecured Debt:
     6.71% Medium-Term Notes paid in 2000.................     6.71%            --      25,000
     6.75% Medium-Term Notes due 2001.....................     6.75%        30,000      30,000
     7.87% Medium-Term Notes due 2003.....................     7.87%        17,000          --
     8.037% Medium-Term Notes due 2005....................     8.04%        25,000          --
     7.59% Medium-Term Notes due 2009.....................     7.59%        25,000      25,000
     8.50% Medium-Term Notes due 2010.....................     8.50%        10,000          --
     6.80% Notes due 2002.................................     6.80%        25,000      25,000
     6.63% Notes due 2003.................................     6.63%        30,000      30,000
     6.95% Notes due 2004.................................     6.95%        50,000      50,000
     7.20% Notes due 2007.................................     7.20%        50,000      50,000
     Bank Note paid in 2000...............................     7.61%            --      15,000
     Bank Note due 2002...................................     7.85%        16,000      16,000
                                                                          --------    --------
     Total Unsecured Debt.................................                 278,000     266,000
                                                                          --------    --------
     Total Fixed Rate Debt................................                 585,036     533,244
VARIABLE RATE DEBT
  Unsecured Credit Facility...............................  LIBOR + 100    141,500      78,000
  Tax Exempt Bonds........................................     6.25%        37,363      38,388
                                                                          --------    --------
          Total Variable Rate Debt........................                 178,863     116,388
                                                                          --------    --------
  Total Outstanding Indebtedness..........................                $763,899    $649,632
                                                                          ========    ========

The one-month London Interbank Offered Rate (LIBOR) at December 31, 2000 was 6.56%.

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

MORTGAGE NOTES -- The Mortgage Notes bear interest at fixed rates ranging from 6.75% to 9.80% and require either monthly interest payments only or monthly interest and principal payments over the lives of the notes which range from the year 2002 to 2020. The weighted average interest rate and debt maturity at December 31, 2000 for these nine Mortgage Notes were 7.37% and 6.7 years, respectively.

TAX EXEMPT MORTGAGE NOTE -- The Tax Exempt Mortgage Note bears interest at a fixed rate of 6.95% and requires monthly interest and principal payments over the life of the note which matures November 2025.

MEDIUM-TERM NOTES -- On May 29, 1998, the Company established a program for the sale by the Operating Partnership of up to $95.0 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance (the "MTN Program"). The Operating Partnership issued Medium-Term Notes with an aggregate principal amount of $80.0 million in connection with the MTN Program as follows: (i) on July 28, 1998, the Company sold $30.0 million of notes which are due on July 30, 2001 and bear interest at 6.75% per year; (ii) on October 5, 1998, the Operating Partnership sold $25.0 million of 6.71% notes which were due and repaid on October 5, 2000; and (iii) on March 18, 1999, the Operating Partnership sold $25.0 million of notes which are due on March 16, 2009 and bear interest at 7.59% per year.

On April 20, 2000, the Company commenced a new program for the sale by the Operating Partnership of up to $250.0 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance. The new program was established under the Company's and the Operating Partnership's existing shelf registration statement. During 2000, the Operating Partnership issued Medium-Term Notes with an aggregate principal amount of $52.0 million in connection with the new MTN Program as follows: (i) on July 19, 2000 the Operating Partnership sold $10.0 million of notes which are due on July 19, 2010 and bear interest at 8.50% per year; (ii) on October 20, 2000, the Operating Partnership sold $17.0 million of notes which are due on October 20, 2003 and bear interest at 7.87% per year and (iii) on November 17, 2000, the Operating Partnership sold $25.0 million of notes which are due on November 17, 2005 and bear interest at 8.037% per year.

UNSECURED NOTES -- The unsecured notes consist of $25.0 million of notes due 2002, $30.0 million of notes due 2003, $50.0 million of notes due 2004 and $50.0 million of notes due 2007 (collectively, the "Unsecured Notes"). The Unsecured Notes require semi-annual interest payments until the end of the respective terms.

UNSECURED BANK NOTE -- The unsecured bank note represents a $16.0 million note due 2002. The unsecured bank note requires quarterly interest only payments until the end of the term.

UNSECURED CREDIT FACILITY -- On September 26, 2000, the Company obtained a new syndicated unsecured line of credit (the "Unsecured Credit Facility") in the amount of $225 million which replaced its existing $200 million credit facility. The Unsecured Credit Facility provides funds for new development, acquisitions and general working capital purposes. The Unsecured Credit Facility has a three year term, expiring on September 26, 2003, with annual extension options and bears interest at LIBOR + 100 basis points based upon the Company's current credit rating of BBB- by Standard & Poor's Rating Services and Baa3 by Moody's Investors Service. The spread component of the aggregate interest rate will be reduced in the event of an upgrade of the Company's unsecured credit rating. The Unsecured Credit Facility is repayable monthly on an interest only basis with principal due at maturity. The Company's credit facility had an average interest rate and average balance outstanding during the years ended December 31, 2000, 1999 and 1998 of 7.20%, 6.06% and 6.67% and $119.8 million, $99.2 million and
$98.0 million, respectively. In addition, the maximum outstanding principal amount during 2000, 1999 and 1998 was $174.0 million, $176.0 million and $175.0 million, respectively.

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

The Unsecured Credit Facility requires the Company to comply with certain affirmative and negative covenants, including the following requirements: (i) the Company maintain its qualification as a REIT; (ii) the Company maintain a ratio of EBITDA (as defined therein) to fixed charges (as defined therein) of not less that 1.75 to 1; (iii) dividends not exceed 90% of funds from operations (as defined therein); (iv) the Company maintain a ratio of total funded debt (as defined therein) to implied capitalization value (as defined therein) of less than .55 to 1; and (v) the Company maintain a ratio of unencumbered asset value (as defined therein) to unsecured debt of less than 1.75 to 1. In addition, the Unsecured Notes and the Unsecured Bank Notes require the Company to comply with certain affirmative and negative covenants, including the following requirements: (i) the ratio of unencumbered assets (as defined therein) to unsecured debt equal or exceed 175%; (ii) the ratio of total construction in progress (as defined therein) to implied capitalization value not exceed 0.25%; and (iii) secured debt not exceed 40% of implied capitalization value (as defined therein). The Company was in compliance with these covenants at December 31, 2000.

VARIABLE RATE TAX EXEMPT BONDS -- The average effective interest rate of the Variable Rate Tax Exempt Bonds was 5.65% for the year ended December 31, 2000. These bonds bear interest at various rates set by a remarketing agent at the demand note index plus 0.50%, set weekly, or the lowest percentage of prime which allows the resale at a price of par. The bonds contain covenants which require that the Company lease or hold for lease 20% (or 25% under certain state or local requirements) of the apartment homes for moderate-income residents. The bonds require maintenance of letters of credit or surety bonds (credit enhancements) aggregating to $38.3 million at December 31, 2000. The credit enhancements on three of the four tax exempt bonds ($29.2 million of debt and $29.8 million of letters of credit) provide for a principal amortization schedule which approximates a 25-year term during the term of the credit enhancement.

Real estate assets with a net book value of approximately $468.5 million serve as collateral for the various debt agreements.

The aggregate maturities of all debt for each of the years ending December 31 are as follows (in thousands):

                                    FIXED RATE   FIXED RATE   FIXED RATE   TAX EXEMPT   UNSECURED
                                     MORTGAGE     MORTGAGE    UNSECURED     VARIABLE     CREDIT
                                      LOANS        NOTES        NOTES      RATE BONDS   FACILITY     TOTAL
                                    ----------   ----------   ----------   ----------   ---------   --------
2001..............................   $  3,340     $  2,163     $ 30,000     $ 1,160     $     --    $ 36,663
2002..............................      3,531       10,357       41,000       1,260           --      56,148
2003..............................      3,779        2,344       47,000       1,260      141,500     195,883
2004..............................      4,043        2,510       50,000       1,260           --      57,813
2005..............................     11,948       29,577       25,000       1,260           --      67,785
Thereafter........................    122,181      111,263       85,000      31,163           --     349,607
                                     --------     --------     --------     -------     --------    --------
                                     $148,822     $158,214     $278,000     $37,363     $141,500    $763,899
                                     ========     ========     ========     =======     ========    ========

EXTRAORDINARY ITEMS -- The extraordinary items in the year ended December 31, 1998 resulted from the write-off of deferred financing cost in connection with the replacement by the Company of a prior credit facility and prepayment penalties on six mortgage notes which were repaid during the period. The extraordinary items are net of $86,000 which was allocated to the minority interest of the common unitholders in the Operating Partnership, calculated on the weighted average number of Common Units outstanding in 1998.

7. MINORITY INTEREST

Minority interest of common unitholders consists of the following at December 31, 2000 and 1999 (in thousands):

                                                               2000      1999
                                                              -------   -------
Minority interest of common unitholders in Operating
  Partnership...............................................  $56,190   $55,065
Minority interest in one operating community................     (460)     (367)
                                                              -------   -------
                                                              $55,730   $54,698
                                                              =======   =======

As of December 31, 2000, there were 30,814,661 Common Units outstanding, of which 26,431,086 or 85.8% were owned by the Company and 4,383,575 or 14.2% were owned by other partners (including certain officers and directors of the Company).

Proceeds from Common Stock issued by the Company are contributed to the Operating Partnership for an equivalent number of Common Units. Total Common Stock issued by the Company and contributed to the Operating Partnership for an equivalent number of Common Units was 468,000 and 945,000 shares valued at $8.1 million ($17.28 per share average) and $16.4 million ($17.35 per share average) for the years ended

December 31, 2000 and 1999, respectively. No individual transaction significantly changed the Company's ownership percentage in the Operating Partnership. The Company's ownership percentage in the Operating Partnership was 85.8%, 85.6% and 86.2% as of December 31, 2000, 1999 and 1998, respectively.

Under certain circumstances, as required by the holders of Common Units, the Company can issue shares of Common Stock in exchange for Common Units owned by other partners on a one-for-one basis or may purchase Common Units for cash. In addition to the amounts set forth in the preceding paragraph, the Company issued shares of Common Stock in exchange for Common Units owned by other partners on a one-for-one basis (subject to adjustment) during 2000. An aggregate of 55,677 shares were issued for Common Units during 2000. The shares exchanged were valued based upon the Company's market price per share and had an aggregate value of $1.2 million. During the year ended December 31, 2000, the Company exchanged 93,945 Common Units for cash of approximately $1.8 million.

Common Units issued for the purchase of Communities were valued based upon the Company's market price per share of Common Stock as the Common Units can be exchanged for shares on a one-for-one basis. The Company issued 96,455 Common Units valued at approximately $2.2 million in connection with the purchase by the Company of its joint venture partner's interest in each of two Communities during August 2000. Of the 2,253,165 Common Units issued for the 1998 purchase of apartment Communities, 2,074,615 were issued to the Company in exchange for 2,074,615 shares of common stock to the sellers of the Communities.

8. ACQUISITIONS AND DISPOSITIONS

During the year ended December 31, 2000, the Company sold seven communities comprising 1,676 apartment homes for approximately $103.9 million, resulting in a gain on sale of approximately $38.5 million. Net proceeds of six of the seven disposition communities of $78.1 million were placed in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations. The communities sold were the former Summit Creekside, Summit Eastchester, Summit Sherwood, Summit River Crossing, Summit Blue Ash, Summit Park and Summit Village. In the event that the proceeds from these property sales are not fully invested in qualified like-kind property during the required time period, a special distribution may be made or company level tax may be incurred.

On August 1, 2000, the Company purchased its joint venture partner's interest in each of two communities, Summit Shiloh (182 apartment homes) and Summit Sweetwater (308 apartment homes), for an aggregate purchase price of approximately $36.0 million. The Company formerly owned a 49% interest in separate joint ventures that developed such communities. The acquisitions were primarily financed with the issuance of 96,455 Common Units valued at approximately $2.2 million and the payment of approximately $33.7 million in cash. The following summary of selected unaudited pro forma results of operations presents information as if the purchase of the Company's joint venture partner's interest in Summit Sweetwater and Summit Shiloh had occurred at the beginning of each period presented.

The pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future (in thousands, except per share amounts):

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Total revenues..............................................   $192,582     $178,112
                                                               ========     ========
Net income..................................................   $ 63,218     $ 46,020
                                                               ========     ========
Net income
  Basic.....................................................   $   2.40     $   1.66
                                                               ========     ========
  Diluted...................................................   $   2.38     $   1.66
                                                               ========     ========

During the year ended December 31, 1999, the Company sold seven communities comprising 1,518 apartment homes for approximately $76.0 million, resulting in a gain on sale of approximately $17.4 million. Net proceeds of $54.4 million, were placed in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations. The communities sold were the former Summit Hampton, Summit Oak, Summit Beacon Ridge, Summit Perico, Summit McIntosh, Summit Heron's Run and Summit East Ridge. In the event that the proceeds from these property sales are not fully invested in qualified like-kind property during the required time period, a special distribution may be made or company level tax may be incurred.

During the year ended December 31, 1999 the Company acquired no communities.

The Company completed the acquisition of three communities located in Atlanta, Georgia in 1998: Summit St. Clair, purchased effective March 1, 1998; Summit Club at Dunwoody, purchased effective May 22, 1998; and Summit Lenox, purchased effective July 8, 1998 (the "Atlanta Acquisitions"). The Atlanta Acquisitions added a total of 1,093 apartment homes to the Company's portfolio at an aggregate purchase price of $88.3 million. The Atlanta Acquisitions were financed with the issuance of 259,871 Common Units valued at $5.2 million and the assumption of approximately $8.8 million of mortgage debt. The balance of the purchase price was paid in cash.

In individual property transactions, the Company sold three communities for $48.9 million (formerly known as Summit Providence on May 8, 1998, Summit Springs on October 23, 1998 and Summit Old Town on November 2, 1998). The total gain on sale recognized for these three disposition transactions was $17.0 million.

On December 16, 1998, the Company (i) sold five communities (the "Sold Communities") to Hollow Creek, LLC., a newly-formed North Carolina limited liability company for approximately $68.0 million and (ii) contributed two communities with an approximate value of $22.0 million (together with the Sold Communities, the "Joint Venture Communities") to Station Hill, LLC., a newly-formed North Carolina limited liability company ("Station Hill"). On the same date, Hollow Creek, LLC contributed the Sold Communities to Station Hill. Station Hill is a joint venture limited liability company, the membership of which is comprised of the Company and a wholly owned subsidiary of a major financial services company (the "Joint Venture Member"). The disposition was effected pursuant to a Real Estate Sale Agreement dated November 20, 1998 between the Operating Partnership and the Joint Venture Member and pursuant to the Operating Agreement of Station Hill, also dated November 20, 1998. The Company's net contribution to the LLC (approximately $5.6 million) represents a 25 percent equity interest in Station Hill. In addition, the Company is the managing member of Station Hill and will also retain management of the Joint Venture Communities through a management agreement with Station Hill. The cash flow of Station Hill will be distributed pro rata to each member based on its equity contribution until certain economic benchmarks are achieved, at which point the Company will receive an escalated portion of the cash flow and residual interest. Station Hill has obtained five separate mortgages from Fannie Mae, the aggregate balance of which was $68.7 million at December 31, 2000. These mortgages have a ten-year maturity and a 6.70% interest rate. The proceeds of the mortgages were distributed on a pro rata basis to Station Hill's two members. The Joint Venture Communities involved in the transaction were Summit Green, Summit Hollow I and II and Summit Creek in Charlotte, North Carolina; Summit Hill I and II in Raleigh, North Carolina, and Summit Station in Tampa, Florida. The Joint Venture Communities include 1,433 apartment homes. The Company recognized a gain of approximately $20.2 million on the disposition. The gain is net of $5.6 million elimination of gain relative to the Company's retained portion of the joint venture. The elimination of the gain reduced the Company's investment in the joint venture to zero at the initial joint venture formation date.

Proceeds from the sale of Summit Springs, Summit Old Town and the Sold Communities of approximately $93.2 million were put in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations. These proceeds will be used to fund future developments.

On November 4, 1998, the Company acquired a portfolio of multifamily properties in Texas (the "Ewing Portfolio") through a merger with Ewing Industries, a private developer of luxury apartment homes. The Ewing Portfolio consists of 2,465 apartment homes in seven communities located in Dallas, Austin and San Antonio. The acquisition of the Ewing Portfolio was effected pursuant to an Agreement and Plan of Reorganization dated as of October 31, 1998 (the "Merger Agreement") among the Company, affiliates of the Company including the Operating Partnership, Ewing Industries, Inc., an Ohio corporation ("Ewing

Industries"), affiliates of Ewing, and their respective partners, shareholders and members (together with Ewing Industries, "Ewing"). Pursuant to the Merger Agreement, the acquisition was funded through (i) the issuance to Ewing of 1,008,988 shares of Common Stock of the Company and 141,921 Common Units, valued at $20.7 million in the aggregate, (ii) the assumption of $84.0 million in long-term fixed-rate mortgage indebtedness, (iii) the payment of $50.6 million in cash and (iv) receipt of $3.8 million of credit for customary prorations and reserves. A portion of the consideration was deferred until stabilization of one community (Summit Las Palmas) which was in lease-up at the time of the acquisition of the Ewing Portfolio. The Summit Las Palmas purchase closed on December 31, 1998 with the additional consideration of (i) 1,027,771 shares of Common Stock and 36,124 Common Units valued at $29.2 million in the aggregate and (ii) cash in the amount of approximately $600,000.

The following summary of selected unaudited pro forma results of operations presents information as if the Atlanta Acquisitions and the Ewing Portfolio purchase (except Summit Las Palmas) had occurred as of January 1, 1998. The pro forma information for 1998 excludes Las Palmas as it was in construction and lease-up and had insignificant operations. The pro forma information for the year ended December 31, 1998 is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future (dollars in thousands except per share amounts):

Net revenues................................................  $166,308
                                                              ========
Income before extraordinary items...........................  $ 53,457
                                                              ========
Net income..................................................  $ 52,949
                                                              ========
Earnings per share:
  Income before extraordinary items.........................  $   2.11
                                                              ========
  Net income................................................  $   2.09
                                                              ========

At December 31, 2000, the Company had one apartment community, Summit Deerfield, under contract for sale during 2001. Summit Deerfield is under construction and in lease up and is expected to yield a total estimated cost of approximately $41.5 million upon completion. The property operating income from Summit Deerfield represented less than one percent of property operating income for the Company for the year ended December 31, 2000. Proceeds from the sale of Summit Deerfield are expected to be used to fund future development.

9. NOTES RECEIVABLE FROM EMPLOYEEs

On September 8, 1997, the Board of Directors approved a Statement of Company Policy, which has subsequently been amended and restated by the Board from time to time, on loans to executive officers and certain key employees relating to purchases of Common Stock (as amended through December 31, 1999, the "Loan Program"). Pursuant to the Loan Program, the Company may lend amounts to certain of the Company's executive officers and certain of its key employees for one or more of the following purposes: (i) to finance the purchase of Common Stock of the Company on the open market at the then-current market prices; (ii) to finance an executive officer's or key employee's payment of the exercise price of one or more stock options to purchase shares of Common Stock granted to such employees under the Company's 1994 Stock Option and Incentive Plan, as amended and restated (the "1994 Stock Plan"); or (iii) to finance the annual tax liability of certain executive officers related to the vesting of shares of Common Stock which constitute a portion of a restricted stock award granted to such employees under the 1994 Stock Option Plan. Unless otherwise determined on a case-by-case basis by the Board of Directors or the compensation Committee thereof, the maximum aggregate amount the Company may loan to an executive officer is $500,000, and the maximum aggregate amount the Company may loan to a qualified employee other than an executive officer is $200,000. Shares of Common Stock which are the subject of a loan serve as collateral for the notes until the notes have been paid in full. Each note bears interest at the applicable federal rate, as established by the Internal Revenue Service, in effect on the date of the note. The notes are payable through the application to the outstanding loan balance of all dividends and distributions related to the collateral stock, first to interest, with the remainder, if any, to outstanding principal. Each note becomes due and payable in full on the tenth anniversary of the respective note. As of December 31, 2000, the Company had loans receivable in the net amount of $13.7 million.

10. COMMITMENTS AND CONTINGENCIES

The estimated cost to complete seven development projects currently under construction was approximately $117.7 million at December 31, 2000. Anticipated construction completion dates of the projects range from the third quarter of 2001 to the first quarter of 2003.

The Company rents office space in several locations. Rental expense for the years ended December 31, 2000, 1999 and 1998 amounted to $108,000, $170,000 and $121,000, respectively ($848,000 in 2000, $481,000 in 1999 and $406,000 in 1998
including amounts recorded by the Management Company).

Future minimum rental payments to be made for those operating leases (including those of the Management Company) that have initial or remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

YEARS ENDING DECEMBER 31:
-------------------------
2001........................................................  $  992
2002........................................................     880
2003........................................................     840
2004........................................................     739
2005........................................................     761
Thereafter..................................................   3,934
                                                              ------
                                                              $8,146
                                                              ======

Of the amounts shown above, $7.5 million of the total minimum rental payments are for the Management Company's lease of office space in Summit Grandview.

On January 19, 2000, the Operating Partnership entered into a Real Estate Purchase Agreement (the "Agreement") with a third-party real estate developer (the "Developer"). Under the terms of the Agreement, the Operating Partnership has agreed to purchase upon completion a "Class A" mixed-use community, which will be called Summit Brickell, and will be located in Miami, Florida. The Operating Partnership expects to close on the purchase of Summit Brickell during the second half of 2002 following its completion and lease up. The final purchase price will be determined based on actual construction costs plus a bonus to the Developer based on the capitalized income of the property at the time of purchase. The purchase price is expected to be approximately $50.5 million. The purchase price of Summit Brickell by the Operating Partnership is subject to customary closing conditions. The Operating Partnership has issued a letter of credit ("LOC") in the amount of approximately $13.0 million, which will serve as a credit enhancement to the Developer's construction loan. In the event that any amount under the LOC is drawn upon, the Operating Partnership shall be treated as having issued a loan to the Developer in the amount of such draw. Any such loan will accrue interest at a rate of eighteen percent (18%) per annum.

The Company has employment agreements (the "Employment Agreements") with the Co-Chairman of the Board of Directors and all executive officers. The Employment Agreements for two executive officers provide for the payment of severance benefits in certain circumstances. Generally, these benefits provide for the payment of the executive officer's salary for a period of up to the remaining term of the Employment Agreement. In addition, most of the executive officers have severance agreements that provide for the payment of severance benefits of up to three times such officer's annual base salary and cash bonus in the event of the termination of the officer's employment under certain circumstances following certain "change in control" or "combination transactions" involving a consolidation or merger. The benefits payable under the terms of the severance agreements are subject to reduction by the amount of any severance benefits payable under applicable Employment Agreements.

The Company is obligated to redeem each Common Unit in the Operating Partnership at the request of the holder thereof for cash equal to the fair market value of one share of Common Stock, except that the Company may elect to acquire each Common Unit presented for redemption for one share of Common Stock (subject to adjustment).

11. EMPLOYEE BENEFIT PLANS

PROFIT SHARING PLAN

The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code which covers all employees with one year or greater service. The Company's contributions are equal to one-half of each employee's contribution up to a maximum of 3% of each employee's compensation. Aggregate contributions of approximately $349,000, $306,000 and $242,000 were made for the years ended December 31, 2000, 1999 and 1998, respectively.

STOCK OPTION PLAN

In 1994, the Company established the 1994 Stock Option and Incentive Plan (as amended, the "Incentive Plan") under which 1,000,000 shares of the Company's Common Stock were reserved for issuance. The Incentive Plan was amended and restated in 1998 to, among other things, increase the number of shares reserved for issuance thereunder from 1,000,000 to 3,000,000 shares. The plan provides that the option price shall not be less than the fair market value of the shares at the date of grant. The options have ten-year lives and vest in three or five annual installments on the anniversaries of the date of grant, except for shares granted to independent directors of the Company, which vest on the date of grant. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for its stock options.

A summary of changes in common stock options for the three years ended December 31, 2000 is as follows:

                                                                          WEIGHTED AVERAGE
                                                               OPTIONS     EXERCISE PRICE
                                                              ---------   ----------------
Outstanding at December 31, 1997............................    416,396        $18.86
Year ended December 31, 1998
  Granted to employees and directors........................    191,000         19.19
  Exercised.................................................    (45,000)        19.00
  Forfeited.................................................    (15,000)        19.03
                                                              ---------
     Outstanding at December 31, 1998.......................    547,396         18.80
Year ended December 31, 1999
  Granted to employees and directors........................    841,000         17.12
  Exercised.................................................    (10,625)        17.91
  Forfeited.................................................    (27,500)        16.62
                                                              ---------
     Outstanding at December 31, 1999.......................  1,350,271         17.81
Year ended December 31, 2000
  Granted to employees and directors........................    241,000         20.02
  Exercised.................................................   (136,500)        18.01
  Forfeited.................................................   (186,050)        17.59
                                                              ---------
     Outstanding at December 31, 2000.......................  1,268,721         18.24
                                                              =========

Exercise prices for options outstanding as of December 31, 2000 ranged from $16.50 to $21.50. The weighted average remaining contractual life of those options is 7.8 years.

As of December 31, 2000, 1999 and 1998 options to purchase 635,221, 556,979 and 369,528 shares, respectively, of Common Stock were exercisable. The weighted average exercise price for the shares exercisable as of December 31, 2000, 1999 and 1998 was $18.35, $18.33 and $18.84, respectively.

The estimated weighted average fair value of options granted was $4.66 per share in 2000, $1.83 per share in 1999 and $2.18 per share in 1998.

The fair value of options granted in 2000 was estimated on the date of grant using the Binomial option-pricing model with the following weighted-average assumptions: dividend yields ranging from 7.28% to 7.38%, expected volatility of 20%, risk free interest rate of 5.75% and expected lives of ten years.

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

In addition, the Incentive Plan provides for the grant of stock to employees. The Company granted 64,499 shares of restricted stock under the plan in 2000. The market value of the restricted stock granted in 2000 totaled $1.2 million and was recorded as unamortized restricted stock compensation and is shown as a separate component of stockholders' equity. Unearned compensation is being amortized to expense over the vesting periods which range from three to five years. Restricted stock of 17,669 shares with a market value of $304,000 was granted during the year ended December 31, 1999. Restricted stock of 8,372 shares with a market value of $162,000 was granted in the year ended December 31, 1998. The Company recognized $300,000, $365,000 and $314,000 of expense in the statement of earnings in the years ended December 31, 2000, 1999 and 1998, respectively, relative to the stock grants.

PERFORMANCE STOCK AWARD PLAN

In January 1998, the Company agreed to award key employees of the Company certain amounts of Common Stock under the Company's Performance Stock Award Plan. The amount of Common Stock to be granted to the key employees was based upon the Company's average annual return (share appreciation and distributions) from the date of the award to the third anniversary of the award (January 2001) (the "appreciation period"). The number of shares to be granted under the Performance Stock Award Plan ranged from none (in the event the Company achieved less than a 11% average annual return) to 147,713 (in the event the Company achieved a 15% or greater annual return). The starting Common Stock price for the purposes of calculating appreciation was $21.375 ($19.87 for one key employee) and represents fair market value at the date of award. Over the appreciation period, the Company's average annual total return exceeded 14 percent, resulting in 93,678 shares being awarded on January 2, 2001. One half of the shares granted under the Performance Stock Award Plan vested on January 2, 2001, 25% will vest on January 2, 2002 and the remaining 25% will vest on January 2, 2003. Approximately $1.2 million was accrued and recorded as a component of stockholder's equity at December 31, 2000, reflecting the obligation to issue shares related to the awards.

EMPLOYEE STOCK PURCHASE PLAN

In 1996, the Company established a non-qualified employee stock purchase plan. From 1996 through 1999, the plan allowed Company employees to purchase up to $100,000 per year of the Company's Common Stock. In December 1999, the plan was amended to decrease the maximum annual purchase amount by a participant from $100,000 to $25,000. The price of the shares of the Common Stock purchased will be the lesser of 85 percent of the closing price of such shares either on (a) the first day of each six month purchase period, or (b) the last day of each six month purchase period.

Total shares issued under the plan in 2000, 1999 and 1998 were 88,848, 144,513 and 65,541 with a market value of $1.8 million, $2.7 million and $1.3 million, respectively. The Company applies APB Opinion 25 and related Interpretations in accounting for its Employee Stock Purchase Plan and, accordingly, no compensation cost is required to be recognized for such plan. An additional 5,190 shares with a market value of $135,000 were issued in January 2001 under the plan.

Had compensation cost for the Company's stock options and Employee Stock Purchase Plan been determined based on the fair value at the grant dates, consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net income and net income per share for the years ended December 31, 2000, 1999 and 1998 would have been as follows (dollars in thousands except per share amounts):

                                                               2000      1999      1998
                                                              -------   -------   -------
Net income as reported......................................  $63,874   $45,745   $56,375
Net income per share -- basic...............................     2.42      1.65      2.26
Net income per share -- diluted.............................     2.41      1.65      2.26
Pro forma net income........................................   62,504    43,943    55,958
Pro forma net income per share -- basic.....................     2.37      1.59      2.24
Pro forma net income per share -- diluted...................     2.35      1.58      2.24

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

13. SHAREHOLDER RIGHTS AGREEMENT

On December 14, 1998, the Board of Directors adopted a shareholder rights agreement (the "Rights Plan"). In connection with the adoption of the Rights Plan, the Board of Directors declared a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of Common Stock to stockholders of record as of the close of business on December 15, 1998. Currently, these Rights are not exercisable and trade with the shares of the Company's Common Stock. Under the Rights Plan, the Rights generally become exercisable if a person becomes an "acquiring person" by acquiring 15% or more of the Company's Common Stock, or if a person commences a tender offer that would result in that person owning 15% or more of the Company's Common Stock. In the event that a person becomes an "acquiring person",each holder of a Right (other than the acquiring person) would be entitled to acquire such number of units of preferred stock (which are equivalent to shares of the Company's Common Stock) having a value of twice the exercise price of the Right.

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

15. PRIVATE PLACEMENT OF PREFERRED UNITS

On April 29, 1999, the Operating Partnership completed a private placement of
3.4 million of its 8.95% Series B Cumulative Redeemable Perpetual Preferred Units (the "Series B Preferred Units") to two institutional investors at a price of $25.00 per unit. The net proceeds of approximately $83 million were used to repay amounts outstanding under the Company's unsecured credit facility. The Series B Preferred Units may be exchanged by the holders into shares of 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock of the Company ("Series B Preferred Shares") on a one-for-one basis (subject to adjustment). Holders of the Series B Preferred Units may exercise their exchange right (a) at any time on or after April 29, 2009, (b) at any time if full quarterly distributions are not made for six quarters, or (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the Series B Preferred Units for federal income tax purposes. The Operating Partnership may redeem the Series B Preferred Units at any time on or after April 29, 2004 for cash at a redemption price equal to the redeemed holder's capital account (initially $25.00 per unit), plus all accumulated, accrued and unpaid distributions or dividends. In lieu of cash, the Operating Partnership may elect to deliver Series B Preferred Shares on a one-for-one basis (subject to adjustment), plus an amount equal to all accumulated, accrued and unpaid distributions or dividends. The Series B Preferred Units have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Company or the Operating Partnership. Distributions on the Series B Preferred Units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.95% per annum of the $25.00 original capital contribution. The Company paid holders of the Series B Preferred Units distributions in the aggregate amount of approximately $7.6 million and $5.1 million during 2000 and 1999, respectively.

On September 3, 1999, the Operating Partnership completed a private placement of
2.2 million of its 8.75% Series C Cumulative Redeemable Perpetual Preferred Units (the "Series C Preferred Units") to an institutional investor at a price of $25.00 per unit. The net proceeds of approximately $54 million were used to repay amounts outstanding under the Company's unsecured credit facility. The Series C Preferred Units may be exchanged by the holder into shares of 8.75% Series C Cumulative Redeemable Perpetual Preferred Stock of the Company ("Series C Preferred Shares") on a one-for-one basis (subject to adjustment). The holder of the Series C Preferred Units may exercise its exchange right (a) at any time on or after September 3, 2009, (b) at any time if full quarterly distributions are not made for six quarters, (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the Series C Preferred Units for federal income tax purposes, or (d) at any time that such institutional investor's holdings in the Operating Partnership exceed 18% of the total profits of or capital interests in the Operating Partnership for a taxable year. The Operating Partnership may redeem the Series C Preferred Units at any time on or after

September 3, 2004 for cash at a redemption price equal to the redeemed holder's capital account (initially $25.00 per unit), plus all accumulated, accrued and unpaid distributions or dividends. The Series C Preferred Units have no stated maturity, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Company or the Operating Partnership. Distributions on the Series C Preferred Units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.75% per annum of the $25.00 original capital contribution. The Company paid the holder of the Series C Preferred Units distributions in the aggregate amount of approximately $4.9 million and $1.5 million during 2000 and 1999, respectively.

16. COMMON STOCK REPURCHASE PROGRAM

On May 11, 1999, the Board of Directors of the Company authorized a common stock repurchase program pursuant to which the Company was authorized to purchase up to an aggregate of $50 million of outstanding Common Stock (the "$50 Million Program"). All repurchases were made on the open market at prevailing prices or in privately negotiated transactions. During the year ended December 31, 2000, the Company completed the $50 Million Program by repurchasing 131,900 shares of Common Stock for an aggregate purchase price, including commissions, of approximately $2.5 million, or an average price of $18.88 per share. In total, the Company repurchased 2.5 million shares of common stock under the $50 Million Program for an aggregate purchase price, including commissions, of approximately $50 million, or an average price of $19.63 per share.

On March 12, 2000, the Board of Directors of the Company authorized a new common stock repurchase program pursuant to which the Company is authorized to purchase up to an aggregate of $25 million of outstanding Common Stock (the "$25 Million Program"). All repurchases have been and will be made on the open market at prevailing prices or in privately negotiated transactions. This authority may be exercised from time to time and in such amounts as market conditions warrant. During the year ended December 31, 2000, the Company repurchased 279,400 shares of Common Stock under the $25 Million Program for an aggregate purchase price, including commissions, of approximately $5.5 million or an average price of $19.80 per share.

17. SUPPLEMENTAL CASH INFORMATION

Non-cash investing and financing activities for the years ended December 31, 2000, 1999 and 1998 are as follows:

     A. The Company purchased its joint venture partner's interest in each of two communities during the year ended December 31, 2000 at an aggregate purchase price of approximately $36.0 million. The acquisitions were primarily financed with the issuance of 96,455 Common Units in the aggregate valued at approximately $2.2 million as well as the payment of approximately $33.7 million in cash in the aggregate.

     B. The Company sold seven communities during the year ended December 31, 1999. The respective purchasers of three of the communities assumed the related outstanding debt balances associated with such communities of $19.7 million.

     C. The Company purchased the Atlanta Acquisitions and the Ewing Portfolio by issuing 438,421 Common Units, issuing 2,074,615 shares of Common Stock, assuming mortgage notes, assuming certain liabilities and the payment of cash. The recording of the purchases is summarized as follows (in thousands):

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
                                                                      ========

     D. The Company granted 64,499 (net of 4,000 shares forfeited), 17,669 (net of 6,828 shares forfeited), and 8,372 shares of restricted stock in 2000, 1999 and 1998 valued at $1.2 million, $304,000 and $162,000, respectively.

     E. The Company issued 55,677 shares of Common Stock in exchange for 55,677 Common Units during the year ended December 31, 2000. The value of these shares of Common Stock was approximately $1.1 million.

     F. The Company accrued a dividend and distribution payable of $13.5 million, $13.0 million and $12.7 million at December 31, 2000, 1999 and 1998, respectively.

18. FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

The following disclosures of estimated fair value were determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on information available to management as of December 31, 2000 and 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively re-valued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

Cash and cash equivalents, rents receivable, accounts payable, accrued expenses, security deposits, other liabilities, tax-exempt bond indebtedness and the Company's credit facility are carried at amounts which reasonably approximate their fair values at December 31, 2000 and 1999 due to either the short-term nature or variable interest rates associated with such balances.

Fixed rate mortgage debt and fixed rate unsecured notes with a carrying value of $585.0 million had an estimated aggregate fair value of approximately $583.3 million at December 31, 2000. Fixed rate mortgage debt and unsecured notes with a carrying value of $533.2 million had an estimated aggregate fair value of approximately $501.3 million at December 31, 1999. Rates currently available to the Company for debt with similar terms and maturities were used to estimate the fair value of this debt.

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

While the Company has historically had limited involvement with derivative financial instruments, the Company may utilize such instruments in certain situations to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments and prospective financing transactions. The Company generally does not utilize derivative financial instruments for trading or speculative purposes. On September 16, 1999, the Company entered into an interest rate swap agreement with a notional amount of $30 million, relating to $30 million of notes issued by the Operating Partnership under the MTN Program which carry a fixed interest rate of 6.625% per annum (the "Fixed Rate"). Under the interest rate swap agreement, through the maturity date of such notes of December 15, 2003, (i) the Company has agreed to pay to the counterparty the interest on a $30 million notional amount at a floating interest rate of 3-month LIBOR plus 11 basis points (the "Floating Rate"), and (ii) the counterparty has agreed to pay to the Company the interest on the same notional amount at the Fixed Rate. The Floating Rate at December 31, 2000 was 6.69%. Under the interest rate swap agreement, an increase in 3-month LIBOR will increase the amount of interest that the Company will be required to pay, and a decrease in 3-month LIBOR will decrease the amount of interest that the Company will be required to pay. The fair value of the interest rate swap was approximately $485,000 at December 31, 2000.

19. GEOGRAPHIC CONCENTRATION (UNAUDITED)

The Company's Communities are concentrated in seven major markets as follows:

                                                               NUMBER
                                                                 OF         APARTMENT       2000
                                                              APARTMENT    HOMES -- %       % OF
MARKET                                                          HOMES     OF PORTFOLIO    REVENUES
------                                                        ---------   -------------   --------
Washington, DC..............................................    3,196           19%          17%
Atlanta, GA.................................................    2,864           12%          15%
Raleigh, NC.................................................    2,726            9%          14%
Charlotte, NC...............................................    2,246           11%          12%
South Florida...............................................    2,019           13%          11%
Dallas, TX..................................................    1,359            7%           7%
Austin, TX..................................................      856            5%           5%
Other.......................................................    3,660           24%          19%
                                                               ------          ---          ---
                                                               18,926          100%         100%
                                                               ======          ===          ===

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the years 2000 and 1999 is as follows (in thousands except per share data):

                                                              YEAR ENDED DECEMBER 31, 2000
                                                          -------------------------------------
                                                           FIRST    SECOND     THIRD    FOURTH
                                                          -------   -------   -------   -------
Revenues................................................  $45,342   $46,428   $48,915   $48,959
Income before gain on sale of real estate assets,
  minority interest of unitholders in Operating
  Partnership and dividends to preferred unitholders in
  Operating Partnership.................................   11,771    11,375    11,719    13,439
Gain on sale of real estate assets......................    2,440     5,446    21,235     9,389
Minority interest of common unitholders in Operating
  Partnership...........................................    1,567     1,924     4,211     2,818
Dividends to preferred unitholders in Operating
  Partnership...........................................    3,105     3,105     3,105     3,105
Net income..............................................    9,539    11,792    25,638    16,905
Net income -- basic.....................................     0.36      0.45      0.97      0.64
Net income -- diluted...................................     0.36      0.45      0.97      0.63

                                                              YEAR ENDED DECEMBER 31, 1999
                                                          -------------------------------------
                                                           FIRST    SECOND     THIRD    FOURTH
                                                          -------   -------   -------   -------
Revenues................................................  $43,149   $44,557   $45,010   $44,132
Income before gain on sale of real estate assets,
  minority interest of common unitholders in Operating
  Partnership and dividends to preferred unitholders in
  Operating Partnership.................................    8,999    10,200    11,112    12,022
Gain on sale of real estate assets......................       --     6,307     2,487     8,633
Minority interest of unitholders in Operating
  Partnership...........................................   (1,218)   (2,051)   (1,571)   (2,477)
Dividends to preferred unitholders in Operating
  Partnership...........................................       --    (1,317)   (2,276)   (3,105)
Net income..............................................    7,781    13,139     9,752    15,073
Net income -- basic and diluted.........................     0.27      0.46      0.35      0.57

                                  SCHEDULE III
                             SUMMIT PROPERTIES INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                                GROSS AMOUNT AT WHICH
                                                  INITIAL COSTS             COSTS            CARRIED AT CLOSE OF PERIOD
                                            --------------------------   CAPITALIZED   ---------------------------------------
                                                          BUILDINGS      SUBSEQUENT                  BUILDINGS
                               RELATED                       AND             TO                         AND
        APARTMENTS           ENCUMBRANCES     LAND     IMPROVEMENTS(6)   ACQUISITION     LAND     IMPROVEMENTS(6)    TOTAL(1)
        ----------           ------------   --------   ---------------   -----------   --------   ---------------   ----------
Reunion Park by Summit.....     $   --      $    991      $     --        $ 13,613     $    997     $   13,607      $   14,604
Summit Arboretum...........     19,567         4,080        24,403             447        4,080         24,850          28,930
Summit Arbors..............         --           780         5,066             662          780          5,728           6,508
Summit Ashburn Farm........         --         2,438            --          12,392        2,438         12,392          14,830
Summit Aventura............         --         6,367            --          25,824        6,368         25,823          32,191
Summit Ballantyne..........         (2)        3,328            --          23,548        3,347         23,529          26,876
Summit Belcourt............      9,386         3,600        16,788             146        3,600         16,934          20,534
Summit Belmont.............         (4)          974            --          11,492          984         11,482          12,466
Summit Breckenridge........         --           812            --          12,810          812         12,810          13,622
Summit Buena Vista.........     24,980         4,670        30,499             425        4,670         30,924          35,594
Summit Camino Real.........     16,519         7,120        41,985             606        7,120         42,591          49,711
Summit Club at Dunwoody....         --         2,934        24,510             170        2,934         24,680          27,614
Summit Crossing............      3,985           768         5,174             476          768          5,650           6,418
Summit Deer Creek..........         --         3,537            --          18,561        3,845         18,253          22,098
Summit Del Ray.............         (2)        3,120            --          15,722        5,402         13,440          18,842
Summit Doral...............         --         3,099            --          20,465        3,133         20,431          23,564
Summit Fair Lakes..........     48,340         9,521            --          38,439        9,552         38,408          47,960
Summit Fair Oaks...........         --         4,356        17,215             714        4,356         17,929          22,285
Summit Fairview............         --           404            --           6,087          537          5,954           6,491
Summit Fairways............         --         2,819            --          15,291        2,819         15,291          18,110
Summit Foxcroft............      2,519           925         3,797             747          925          4,544           5,469
Summit Gateway.............         (4)        1,738            --          11,223        2,256         10,705          12,961
Summit Glen................         (2)        3,652            --          13,438        3,693         13,397          17,090
Summit Governor's
  Village..................         --         1,622            --          15,354        1,643         15,333          16,976
Summit Grandview...........         --         2,527            --          45,497        2,620         45,404          48,024
Summit Highland............         (2)        1,374            --           6,473        1,374          6,473           7,847
Summit Hunter's Creek......         --         2,193            --          17,855        2,195         17,853          20,048
Summit Lake................         --         1,712            --          28,621        2,511         27,822          30,333
Summit Largo...............         --         3,074            --          15,301        3,077         15,298          18,375
Summit Las Palmas..........         (2)        4,480        25,504             277        4,480         25,781          30,261
Summit at Lenox............         --        10,800        22,997             313       10,800         23,310          34,110
Summit Lofts...............         --         1,800         7,337             996        1,800          8,333          10,133
Summit Mayfaire............         --           936         8,897             195          936          9,092          10,028
Summit Meadow..............         (2)        2,313            --           8,873        2,539          8,647          11,186
Summit New Albany I........         --         2,693            --          21,293        2,715         21,271          23,986
Summit New Albany II.......         --         1,163            --           8,247        1,173          8,237           9,410


                                                                       DEPRECIABLE
                             ACCUMULATED      DATE OF         DATE        LIVES
        APARTMENTS           DEPRECIATION   CONSTRUCTION    ACQUIRED      YEARS
        ----------           ------------   ------------    --------   -----------
Reunion Park by Summit.....   $    (203)      6/99-9/00       4/99     5-40 years
Summit Arboretum...........      (1,785)           1996(5)   11/98     5-40 years
Summit Arbors..............      (1,330)           1986(5)    5/95     5-40 years
Summit Ashburn Farm........        (213)       299-9/00       7/98     5-40 years
Summit Aventura............      (4,440)     6/94-12/95      12/93     5-40 years
Summit Ballantyne..........      (2,193)     7/96-12/98      12/95     5-40 years
Summit Belcourt............      (1,167)           1994(5)   11/98     5-40 years
Summit Belmont.............      (4,992)      1/86-5/87       1/86     5-40 years
Summit Breckenridge........      (5,562)      7/85-5/87       6/85     5-40 years
Summit Buena Vista.........      (2,131)           1996(5)   11/98     5-40 years
Summit Camino Real.........      (2,960)           1998(5)   11/98     5-40 years
Summit Club at Dunwoody....      (1,971)           1997(5)    5/98     5-40 years
Summit Crossing............      (1,348)           1985(5)    5/95     5-40 years
Summit Deer Creek..........        (454)      2/99-6/00       1/98     5-40 years
Summit Del Ray.............      (4,130)      1/92-2/93       1/92     5-40 years
Summit Doral...............      (1,081)    12/97-11/99      12/96     5-40 years
Summit Fair Lakes..........      (2,295)      6/97-8/99      12/96     5-40 years
Summit Fair Oaks...........      (2,108)           1990(5)   12/97     5-40 years
Summit Fairview............      (2,806)      3/82-3/83       3/82     5-40 years
Summit Fairways............      (2,279)     9/95-12/96       8/95     5-40 years
Summit Foxcroft............      (1,211)           1979(5)    5/95     5-40 years
Summit Gateway.............      (4,505)      1/86-1/87      12/85     5-40 years
Summit Glen................      (3,844)      5/90-8/92       4/90     5-40 years
Summit Governor's
  Village..................      (1,104)     8/97-12/98       7/97     5-40 years
Summit Grandview...........        (149)     7/98-12/00       3/98     5-40 years
Summit Highland............      (3,051)      3/86-1/87      11/85     5-40 years
Summit Hunter's Creek......        (466)      3/99-3/00      11/98     5-40 years
Summit Lake................      (2,282)      9/96-1/99       4/96     5-40 years
Summit Largo...............        (500)     10/98-3/00      10/98     5-40 years
Summit Las Palmas..........      (1,641)           1998(5)   12/98     5-40 years
Summit at Lenox............      (2,276)           1965(5)    7/98     5-40 years
Summit Lofts...............      (2,487)           1990(5)   10/94     5-40 years
Summit Mayfaire............      (1,186)           1995(5)    1/97     5-40 years
Summit Meadow..............      (3,156)      8/89-8/90       2/89     5-40 years
Summit New Albany I........      (1,510)     5/97-12/98      11/96     5-40 years
Summit New Albany II.......        (260)     12/98-3/00       2/98     5-40 years

                                                                                                GROSS AMOUNT AT WHICH
                                                  INITIAL COSTS             COSTS            CARRIED AT CLOSE OF PERIOD
                                            --------------------------   CAPITALIZED   ---------------------------------------
                                                          BUILDINGS      SUBSEQUENT                  BUILDINGS
                               RELATED                       AND             TO                         AND
        APARTMENTS           ENCUMBRANCES     LAND     IMPROVEMENTS(6)   ACQUISITION     LAND     IMPROVEMENTS(6)    TOTAL(1)
        ----------           ------------   --------   ---------------   -----------   --------   ---------------   ----------
Summit Norcroft I..........         (2)        1,072            --           8,208        1,226          8,054           9,280
Summit Norcroft II.........         (2)          381            --           2,713          409          2,685           3,094
Summit On the River........         (2)        3,212            --          21,440        3,212         21,440          24,652
Summit Palm Lake...........         --         4,949            --          17,501        5,084         17,366          22,450
Summit Pike Creek..........         (4)        1,132            --          13,286        1,259         13,159          14,418
Summit Plantation I........         (2)        3,428        18,485             252        3,794         18,371          22,165
Summit Plantation II.......         (2)        4,012            --          17,284        3,645         17,651          21,296
Summit Portofino...........         --         3,864        24,504             472        3,864         24,976          28,840
Summit Radbourne...........      8,294         1,395        12,607           1,111        1,395         13,718          15,113
Summit Reston..............         --         5,434        26,255           1,411        5,434         27,666          33,100
Summit Russett I...........         --         3,995            --          19,353        3,995         19,353          23,348
Summit Russett II..........         --         1,728            --           8,779        1,728          8,779          10,507
Summit Sand Lake...........     13,990         4,160        22,979             559        4,160         23,538          27,698
Summit Sedgebrook..........         --         2,392            --          21,680        2,475         21,597          24,072
Summit Shiloh..............         --         1,592        12,125              19        1,591         12,145          13,736
Summit Simsbury............         (3)          650         4,570             599          650          5,169           5,819
Summit Square..............         --         2,757            --          16,243        3,775         15,225          19,000
Summit St. Clair...........         (2)        3,024        24,040             214        3,024         24,254          27,278
Summit Stonefield..........         --         3,541            --          16,491        3,576         16,456          20,032
Summit Stony Point.........         (4)        1,638        13,041             852        1,638         13,893          15,531
Summit Sweetwater..........         --         3,013        18,627              25        3,012         18,653          21,665
Summit Touchstone..........         (3)          766         5,568             654          766          6,222           6,988
Summit Turtle Rock.........     10,634         2,500        14,074             147        2,500         14,221          16,721
Summit Walk................         --           568           237           5,705          983          5,527           6,510
Summit Waterford...........         --         1,568            --          15,202        1,949         14,821          16,770
Summit Westwood............         --         1,989            --          22,549        2,042         22,496          24,538
Summit Windsor.............         (2)        3,704        14,497           7,350        4,029         21,522          25,551
                                            --------      --------        --------     --------     ----------      ----------
        Total..............                 $177,184      $445,781        $632,692     $184,494     $1,071,163      $1,255,657
                                            ========      ========        ========     ========     ==========      ==========


                                                                       DEPRECIABLE
                             ACCUMULATED      DATE OF         DATE        LIVES
        APARTMENTS           DEPRECIATION   CONSTRUCTION    ACQUIRED      YEARS
        ----------           ------------   ------------    --------   -----------
Summit Norcroft I..........      (2,136)      2/90-3/91      12/89     5-40 years
Summit Norcroft II.........        (712)     3/97-11/97       8/96     5-40 years
Summit On the River........      (2,834)      8/95-6/97      10/94     5-40 years
Summit Palm Lake...........      (5,414)      3/90-2/92       1/90     5-40 years
Summit Pike Creek..........      (5,000)     11/86-2/88       4/86     5-40 years
Summit Plantation I........      (2,339)      1/94-7/95       4/96     5-40 years
Summit Plantation II.......      (2,247)    10/96-11/97       9/96     5-40 years
Summit Portofino...........      (3,218)           1995(5)    1/97     5-40 years
Summit Radbourne...........      (2,600)           1991(5)    5/95     5-40 years
Summit Reston..............      (6,875)           1987(5)    4/94     5-40 years
Summit Russett I...........      (2,283)      7/95-9/97      11/94     5-40 years
Summit Russett II..........         (21)      6/99-6/00      12/98     5-40 years
Summit Sand Lake...........      (3,393)           1995(5)    2/97     5-40 years
Summit Sedgebrook..........      (1,880)      6/96-5/99       1/96     5-40 years
Summit Shiloh..............        (173)          10/99(5)    8/00     5-40 years
Summit Simsbury............      (1,258)           1985(5)    5/95     5-40 years
Summit Square..............      (5,152)      3/89-8/90       2/89     5-40 years
Summit St. Clair...........      (2,149)           1997(5)    3/98     5-40 years
Summit Stonefield..........      (1,682)      6/96-3/98       3/96     5-40 years
Summit Stony Point.........      (3,759)           1986(5)    2/94     5-40 years
Summit Sweetwater..........        (272)          12/99(5)    8/00     5-40 years
Summit Touchstone..........      (1,398)           1986(5)    5/95     5-40 years
Summit Turtle Rock.........      (1,053)           1995(5)   11/98     5-40 years
Summit Walk................      (1,454)      4/92-2/93       4/92     5-40 years
Summit Waterford...........      (5,175)      1/89-6/90      11/88     5-40 years
Summit Westwood............      (1,291)     10/97-5/99       9/97     5-40 years
Summit Windsor.............      (4,656)      8/88-8/89       3/95     5-40 years
                              ---------
        Total..............   $(145,500)
                              =========

(1) The aggregate cost for federal income tax purposes at December 31, 2000 is $990.4 million.

(2) Encumbered by fixed rate mortgages of $140.6 million.

(3) Encumbered by fixed rate mortgage of $8.3 million.

(4) Collateral for $38.3 million of letters of credit which serve as collateral for $37.4 million in tax-exempt bonds.

(5) Property purchased by Company. Date reflects date construction completed.

(6) Includes furniture, fixtures and equipment.

                                                                    SCHEDULE III

                             SUMMIT PROPERTIES INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             (DOLLARS IN THOUSANDS)

A summary of activity for real estate assets and accumulated depreciation is as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                             ------------------------------------
                                                                2000         1999         1998
                                                             ----------   ----------   ----------
REAL ESTATE ASSETS(1):
  Balance at beginning of year.............................  $1,135,008   $1,068,435   $  830,068
                                                             ----------   ----------   ----------
  Acquisitions.............................................      35,343           --      267,991
  Improvements.............................................       8,582       10,565        9,804
  Developments.............................................     158,180      130,433       74,559
  Disposition of property..................................     (81,456)     (74,425)    (113,987)
                                                             ----------   ----------   ----------
                                                                120,649       66,573      238,367
                                                             ----------   ----------   ----------
  Balance at end of year...................................  $1,255,657   $1,135,008   $1,068,435
                                                             ==========   ==========   ==========
ACCUMULATED DEPRECATION(1):
  Balance at beginning of year.............................  $  127,803   $  114,196   $  105,313
  Depreciation.............................................      36,436       33,547       28,733
  Disposition of property..................................     (18,739)     (19,940)     (19,850)
                                                             ----------   ----------   ----------
  Balance at end of year...................................  $  145,500   $  127,803   $  114,196
                                                             ==========   ==========   ==========

(1) Includes only apartment communities and does not include fixed assets used in property development, construction and management of apartment communities.