Form 10-Q
period 2001-03-31
SUMMIT PROPERTIES INC
filed 2001-05-10
CIK 915773

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

                      For the quarterly period ended March 31, 2001

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

           309 E. MOREHEAD STREET
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

 26,635,702 shares of common stock, par value $.01 per share, outstanding as of
                                  May 4, 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             SUMMIT PROPERTIES INC.
                                     INDEX

                                                                        PAGE
                                                                        ----
PART I    FINANCIAL INFORMATION
Item 1    Financial Statements
          Consolidated Balance Sheets as of March 31, 2001 and
            December 31, 2000 (Unaudited).............................    3
          Consolidated Statements of Earnings for the three months
            ended March 31, 2001 and 2000 (Unaudited).................    4
          Consolidated Statement of Stockholders' Equity for the three
            months ended March 31, 2001 (Unaudited)...................    5
          Consolidated Statements of Cash Flows for the three months
            ended March 31, 2001 and 2000 (Unaudited).................    6
          Notes to Consolidated Financial Statements (Unaudited)......    7
Item 2    Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   13
Item 3    Quantitative and Qualitative Disclosures about Market
            Risk......................................................   25

PART II   OTHER INFORMATION
Item 2    Changes in Securities.......................................   26
Item 5    Other Information...........................................   26
Item 6    Exhibits and Reports on Form 8-K............................   26
          Signatures..................................................   27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             SUMMIT PROPERTIES INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                                 2001          2000
                                                              ----------   ------------
ASSETS
Real estate assets:
  Land and land improvements................................  $  184,494    $  184,494
  Buildings and improvements................................   1,001,965     1,001,183
  Furniture, fixtures and equipment.........................      77,171        74,920
                                                              ----------    ----------
                                                               1,263,630     1,260,597
  Less: accumulated depreciation............................    (156,942)     (147,437)
                                                              ----------    ----------
          Operating real estate assets......................   1,106,688     1,113,160
  Construction in progress..................................     206,594       167,462
                                                              ----------    ----------
          Net real estate assets............................   1,313,282     1,280,622
Cash and cash equivalents...................................       2,440         3,148
Restricted cash.............................................       2,658        41,502
Investments in Summit Management Company and real estate
  joint ventures............................................        (415)          736
Deferred financing costs, net of accumulated amortization of
  $6,134 and $5,792 in 2001 and 2000, respectively..........       7,449         7,760
Other assets................................................       6,797         6,383
                                                              ----------    ----------
Total assets................................................  $1,332,211    $1,340,151
                                                              ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes payable.............................................  $  765,134    $  763,899
  Accrued interest payable..................................       5,026         7,729
  Accounts payable and accrued expenses.....................      13,870        20,415
  Dividends and distributions payable.......................      14,366        13,481
  Security deposits and prepaid rents.......................       4,038         3,959
                                                              ----------    ----------
          Total liabilities.................................     802,434       809,483
                                                              ----------    ----------
Commitments and contingencies:
Minority interest of common unitholders in Operating
  Partnership...............................................      56,363        55,730
Minority interest of preferred unitholders in Operating
  Partnership...............................................     136,261       136,261
Stockholders' equity:
  Preferred stock, $.01 par value -- 25,000,000 shares
     authorized, no shares issued and outstanding...........          --            --
  Common stock, $.01 par value -- 100,000,000 shares
     authorized, 26,631,102 and 26,431,086 shares issued and
     outstanding in 2001 and 2000, respectively.............         266           264
  Additional paid-in capital................................     420,373       415,827
  Accumulated deficit.......................................     (67,127)      (62,775)
  Unamortized restricted stock compensation.................      (2,068)         (942)
  Employee notes receivable.................................     (14,291)      (13,697)
                                                              ----------    ----------
          Total stockholders' equity........................     337,153       338,677
                                                              ----------    ----------
Total liabilities and stockholders' equity..................  $1,332,211    $1,340,151
                                                              ==========    ==========

See notes to consolidated financial statements.

                             SUMMIT PROPERTIES INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
Revenues:
  Rental....................................................  $    44,541   $    41,242
  Other property income.....................................        3,321         2,877
  Interest..................................................          758         1,074
  Other income..............................................          152           149
                                                              -----------   -----------
          Total revenues....................................       48,772        45,342
                                                              -----------   -----------
Expenses:
  Property operating and maintenance:
     Personnel..............................................        3,359         2,856
     Advertising and promotion..............................          617           606
     Utilities..............................................        2,262         2,111
     Building repairs and maintenance.......................        1,945         1,951
     Real estate taxes and insurance........................        5,413         4,741
     Depreciation...........................................        9,476         8,900
     Property supervision...................................        1,430         1,302
     Other operating expenses...............................          699           676
                                                              -----------   -----------
                                                                   25,201        23,143
  Interest..................................................        9,971         8,964
  Amortization..............................................          343           248
  General and administrative................................        1,204           940
  (Income) loss on equity investments:
     Summit Management Company..............................         (352)          322
     Real estate joint ventures.............................          (82)          (46)
                                                              -----------   -----------
          Total expenses....................................       36,285        33,571
                                                              -----------   -----------
Income before gain on sale of real estate assets, minority
  interest of common unitholders in Operating Partnership
  and dividends to preferred unitholders in Operating
  Partnership...............................................       12,487        11,771
  Gain on sale of real estate assets........................           --         2,440
                                                              -----------   -----------
Income before minority interest of common unitholders in
  Operating Partnership and dividends to preferred
  Unitholders in Operating Partnership......................       12,487        14,211
Minority interest of common unitholders in Operating
  Partnership...............................................       (1,327)       (1,567)
Dividends to preferred unitholders in Operating
  Partnership...............................................       (3,105)       (3,105)
                                                              -----------   -----------
Net income..................................................  $     8,055   $     9,539
                                                              ===========   ===========
Per share data:
  Net income -- basic and diluted...........................  $      0.30   $      0.36
                                                              ===========   ===========
  Dividends declared........................................  $      0.46   $      0.44
                                                              ===========   ===========
  Weighted average shares -- basic..........................   26,572,548    26,447,699
                                                              ===========   ===========
  Weighted average shares -- diluted........................   26,866,277    26,531,721
                                                              ===========   ===========

See notes to consolidated financial statements.

                             SUMMIT PROPERTIES INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                         UNAMORTIZED
                                              ADDITIONAL                  RESTRICTED     EMPLOYEE
                                     COMMON    PAID-IN     ACCUMULATED      STOCK         NOTES
                                     STOCK     CAPITAL       DEFICIT     COMPENSATION   RECEIVABLE    TOTAL
                                     ------   ----------   -----------   ------------   ----------   --------
Balance, December 31, 2000.........   $264     $415,827     $(62,775)      $  (942)      $(13,697)   $338,677
  Dividends........................     --           --      (12,407)           --             --     (12,407)
  Proceeds from dividend
     reinvestment and stock
     purchase plans................      1        1,953           --            --             --       1,954
  Conversion of common units to
     shares........................     --           96           --            --             --          96
  Exercise of stock options........     --          481           --            --             --         481
  Issuance of restricted stock
     grants........................      1        1,544           --        (1,545)            --          --
  Amortization of restricted stock
     grants........................     --           --           --           419             --         419
  Adjustment for minority interest
     of common unitholders in
     Operating Partnership.........     --          472           --            --             --         472
  Issuance of employee notes
     receivable....................     --           --           --            --           (992)       (992)
  Repayments of employee notes
     receivable....................     --           --           --            --            398         398
  Net income.......................     --           --        8,055            --             --       8,055
                                      ----     --------     --------       -------       --------    --------
Balance, March 31, 2001............   $266     $420,373     $(67,127)      $(2,068)      $(14,291)   $337,153
                                      ====     ========     ========       =======       ========    ========

See notes to consolidated financial statements.

                             SUMMIT PROPERTIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Cash flows from operating activities:
  Net income................................................  $  8,055   $  9,539
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Minority interest of common unitholders in Operating
      Partnership...........................................     1,327      1,567
     (Income) loss on equity investments....................      (434)       276
     Gain on sale of real estate assets.....................        --     (2,440)
     Depreciation and amortization..........................    10,258      9,211
     Increase in restricted cash............................      (898)      (982)
     (Increase) decrease in other assets....................      (206)        26
     Decrease in accrued interest payable...................    (2,703)    (2,691)
     Decrease in accounts payable and accrued expenses......      (339)    (2,981)
     Increase in security deposits and prepaid rents........        79          7
                                                              --------   --------
          Net cash provided by operating activities.........    15,139     11,532
                                                              --------   --------
Cash flows from investing activities:
  Construction of real estate assets and land acquisitions,
     net of payables........................................   (38,609)   (29,517)
  Proceeds from sale of communities.........................    39,742     22,678
  Capitalized interest......................................    (3,290)    (2,320)
  Recurring capital expenditures, net of payables...........    (1,002)      (952)
  Non-recurring capital expenditures........................    (2,130)      (943)
                                                              --------   --------
          Net cash used in investing activities.............    (5,289)   (11,054)
                                                              --------   --------
Cash flows from financing activities:
  Net borrowings on line of credit..........................     2,949     27,000
  Debt issuance costs related to unsecured bonds and
     medium-term notes......................................       (34)       (16)
  Repayments of mortgage debt...............................    (1,405)    (1,314)
  Repayments of tax exempt bonds............................      (360)      (360)
  Net proceeds from dividend reinvestment and stock purchase
     plans and exercise of stock options....................     2,435      1,904
  Dividends and distributions to unitholders................   (13,549)   (13,164)
  Repurchase of common stock................................        --     (6,333)
  Acquisition of minority interest..........................        --     (1,759)
  Issuance of employee notes receivable.....................      (992)    (7,331)
  Repayments of employee notes receivable...................       398        294
                                                              --------   --------
          Net cash used in financing activities.............   (10,558)    (1,079)
                                                              --------   --------
Net decrease in cash and cash equivalents...................      (708)      (601)
Cash and cash equivalents, beginning of year................     3,148      4,130
                                                              --------   --------
Cash and cash equivalents, end of year......................  $  2,440   $  3,529
                                                              ========   ========
Supplemental disclosure of cash flow information -- Cash
  paid for interest, net of capitalized interest............  $ 12,674   $ 11,655
                                                              ========   ========

See notes to consolidated financial statements.

SUMMIT PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

Unless the context otherwise requires, all references to "we", "our" or "us" in this report refer collectively to Summit Properties Inc., a Maryland corporation ("Summit") and its subsidiaries, including Summit Properties Partnership, L.P., a Delaware limited partnership, (the "Operating Partnership"), considered as a single enterprise. Summit is the sole general partner of the Operating Partnership.

1. BASIS OF PRESENTATION

We have prepared the accompanying unaudited financial statements in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. We have included all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year. You should read our December 31, 2000 audited financial statements and notes included in our Annual Report on Form 10-K in conjunction with these interim statements.

We conduct substantially all of our business through the Operating Partnership. Summit is the sole general partner and majority owner of the Operating Partnership.

EARNINGS PER SHARE -- The only difference between "basic" and "diluted" weighted average shares is the dilutive effect of our outstanding stock options. There were 293,729 shares added to weighted average shares outstanding for the three months ended March 31, 2001 and 84,022 shares added to weighted average shares outstanding for the three months ended March 31, 2000.

RECLASSIFICATIONS -- Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

2. REAL ESTATE JOINT VENTURES

We obtained a 25% interest in a joint venture named Station Hill, LLC, in which we and Hollow Creek, LLC, a subsidiary of a major financial services company, are members, in exchange for the contribution of two communities in 1998. Station Hill owns, and we thereby hold a 25% interest in, five apartment communities that we previously owned. We sold these five communities to Hollow Creek in 1998 and Hollow Creek concurrently contributed them to Station Hill for a 75% joint venture interest. Station Hill is accounted for on the equity method of accounting.

The following are condensed balance sheets and income statements for Station Hill as of and for the three months ended March 31, 2001 and 2000 (in thousands). The balance sheet and income statement below reflect the financial position and operations of Station Hill in its entirety, not only our 25% interest.

                                                                BALANCE SHEET
                                                              ------------------
                                                                  MARCH 31,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
Real estate assets, net.....................................  $85,584    $88,534
Cash and cash equivalents...................................    1,748      2,041
Other assets................................................      398        365
                                                              -------    -------
          Total assets......................................  $87,730    $90,940
                                                              =======    =======
Mortgages payable...........................................  $68,448    $69,264
Other liabilities...........................................    1,031        985
Partners' capital...........................................   18,251     20,691
                                                              -------    -------
          Total liabilities and partners' capital...........  $87,730    $90,940
                                                              =======    =======

SUMMIT PROPERTIES INC.

--------------------------------------------------------------------------------

                                                               INCOME STATEMENT
                                                              ------------------
                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
Revenues....................................................  $3,180     $3,029
Expenses:
  Property operating........................................   1,090      1,058
  Interest..................................................   1,148      1,171
  Depreciation and amortization.............................     803        735
                                                              ------     ------
          Total expenses....................................   3,041      2,964
                                                              ------     ------
Net income..................................................  $  139     $   65
                                                              ======     ======

We also own a 49% interest in a joint venture which is developing an apartment community. This project is accounted for under the equity method of accounting and, therefore, its operating results are presented in "(Income) loss on equity investments: Real estate joint ventures" in our consolidated statements of earnings. The construction costs are being funded through a separate loan to the joint venture from an unrelated third party equal to 100% of the construction costs. During the construction period, rather than equity contributions to the joint venture, we have, under certain circumstances, subsequent to demand by the third party lender, agreed to make contributions, which would reduce the construction loan by an amount not to exceed 25% of the total construction loan amount. Any such contribution would be deemed to be all, or a portion, of the equity we would be required to contribute to the joint venture at the end of the construction and lease-up period. We have the right to purchase our joint venture partner's interest in the joint venture for a period of six months after the project becomes stabilized. The project had not reached stabilization as of March 31, 2001 and we have not made a determination about whether we will exercise our option. If we do not exercise our option with respect to the joint venture, we will be required to make a capital contribution of 25% of the joint venture's total construction loan amount.

3. NOTES PAYABLE

During 2000, we obtained a new syndicated unsecured line of credit (credit facility) in the amount of $225.0 million which replaced our $200.0 million credit facility. The credit facility provides funds for new development, acquisitions and general working capital purposes. The credit facility has a three year term, expiring on September 26, 2003, with annual extension options and bears interest at LIBOR plus 100 basis points. The spread component of the aggregate interest rate will be reduced in the event of an upgrade of our unsecured credit rating. The credit facility is repayable monthly on an interest only basis with principal due at maturity.

On April 20, 2000, we commenced a new program for the sale by the Operating Partnership of up to $250.0 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance. We had Medium-Term Notes with an aggregate principal amount of $52.0 million outstanding in connection with the new MTN program at March 31, 2001.

On May 29, 1998, we established a program for the sale by the Operating Partnership of up to $95.0 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance. We had Medium-Term Notes with an aggregate principal amount of $55.0 million outstanding in connection with this initial MTN program at March 31, 2001.

4. DERIVATIVE FINANCIAL INSTRUMENTS

On January 1, 2001, we adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. FAS 133 establishes accounting and reporting

SUMMIT PROPERTIES INC.

--------------------------------------------------------------------------------

standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The cumulative effect of adopting FAS 133 was not material to our financial statements.

We are exposed to market risk, such as changes in interest rates. To manage the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not utilize derivative financial instruments for trading or speculative purposes.

At March 31, 2001, we had one interest rate swap with a notional amount of $30.0 million, relating to $30.0 million of 6.625% fixed rate notes issued under our MTN program. Under the interest rate swap agreement, through the maturity date of December 15, 2003, (a) we have agreed to pay to the counterparty the interest on a $30.0 million notional amount at a floating interest rate of three-month LIBOR plus 11 basis points, and (b) the counterparty has agreed to pay to us the interest on the same notional amount at the fixed rate. The floating rate at March 31, 2001 was 5.14%. The fair value of the interest rate swap was $1.6 million at March 31, 2001. The swap has been designated as a fair value hedge of the underlying fixed rate debt obligation and has been recorded as a reduction of the related debt instrument. We assume no ineffectiveness as the interest rate swap meets the short-cut method conditions required under FAS 133 for fair value hedges of debt instruments. Accordingly, no gains or losses were recorded in income relative to our underlying debt and interest rate swap.

5. RESTRICTED STOCK

During the three months ended March 31, 2001, we granted 94,818 shares of restricted stock valued at $1.2 million pursuant to our Performance Stock Award Plan. One half of these shares vested on the date of grant, with the remaining shares vesting in two equal annual installments beginning on January 1, 2002. The value of the shares has been recorded as unamortized restricted stock compensation and is shown as a separate component of stockholders' equity in the accompanying balance sheet.

During the three months ended March 31, 2001 and 2000, we granted 11,668 and 63,138 shares, respectively, of restricted stock to employees under our 1994 Stock Option and Incentive Plan. The market value of the restricted stock grants awarded during these three months in 2001 and 2000 totaled $292,000 and $1.1 million, respectively, which has been recorded as unamortized restricted stock compensation and is shown as a separate component of stockholders' equity in the accompanying balance sheet. Unearned compensation related to these restricted stock grants is being amortized to expense over the vesting period which ranges from three to five years.

6. SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the three months ended March 31, 2001 and 2000 are as follows:

     A. We accrued dividends and distributions payable in the amounts of $14.4 million and $13.4 million at March 31, 2001 and 2000, respectively.

     B. We issued 11,668 and 63,138 shares of restricted stock valued at $292,000 and $1.1 million during the three months ended March 31, 2001 and 2000, respectively.

     C. We issued 94,818 shares of restricted stock valued at $1.2 million during the three months ended March 31, 2001 in connection with our Performance Stock Award Plan. There were no such issuances of restricted stock in connection with the plan during the three months ended March 31, 2000.

     D. We issued 4,012 and 35,045 shares of common stock in exchange for 4,012 and 35,045 common units of limited partnership interest in the Operating Partnership valued at $96,000 and $676,000 during the three months ended March 31, 2001 and 2000, respectively.

SUMMIT PROPERTIES INC.

--------------------------------------------------------------------------------

     E. The Operating Partnership issued 66,376 common units valued at $1.9 million during the three months ended March 31, 2001 in connection with the purchase of a parcel of land.

7. MINORITY INTEREST

Minority interest of common unitholders consists of the following at March 31, 2001 and December 31, 2000 (in thousands):

                                                               2001       2000
                                                              -------    -------
Minority interest of common unitholders in Operating
  Partnership...............................................  $56,823    $56,190
Minority interest in one operating community................     (460)      (460)
                                                              -------    -------
                                                              $56,363    $55,730
                                                              =======    =======

As of March 31, 2001, there were 31,077,041 common units of limited partnership interest outstanding of which 26,631,102, or 85.7%, were owned by Summit and 4,445,939, or 14.3%, were owned by other partners, including certain of our officers and directors.

Proceeds from shares of our common stock issued are contributed to the Operating Partnership for an equivalent number of common units. Total common stock issued and the proceeds contributed to the Operating Partnership for an equivalent number of common units was 117,000 and 113,000 shares valued at $2.5 million ($21.64 per share average) and $1.9 million ($16.92 per share average) for the three months ended March 31, 2001 and 2000, respectively. No individual transaction significantly changed our ownership percentage in the Operating Partnership, which was 85.7% and 85.9% as of March 31, 2001 and 2000, respectively.

Under certain circumstances, as required by the holders of common units, we may issue shares of common stock in exchange for common units owned by other partners on a one-for-one basis or may purchase common units for cash. Shares of common stock exchanged for common units are valued based upon the market price per share of our common stock at the date of the exchange. During the three month period ended March 31, 2001, 4,012 common units valued a $96,000 were exchanged for shares of common stock. During the three month period ended March 31, 2000, 35,045 common units valued at $676,000 were exchanged for shares of common stock and 93,945 common units were exchanged for cash of $1.8 million.

We issued 66,376 common units as partial consideration for the purchase of a parcel of land during the three months ended March 31, 2001. The value of the common units issued was $1.9 million.

8. COMMITMENTS AND CONTINGENCIES

The estimated cost to complete seven development projects currently under construction was $90.5 million at March 31, 2001. Anticipated construction completion dates of the projects range from the third quarter of 2001 to the first quarter of 2003.

On January 19, 2000, we entered into a Real Estate Purchase Agreement with a third-party real estate developer. Under the terms of the agreement, we have agreed to purchase a "Class A" mixed-use community, which will be called Summit Brickell, and will be located in Miami, Florida. We expect to close on the purchase of Summit Brickell during the second half of 2002 following its completion and lease-up. The final purchase price will be determined based on actual construction costs plus a bonus to the developer based on the capitalized income of the property at the time of purchase. The purchase price is expected to range from $50.5 million to $60.0 million. The purchase of Summit Brickell is subject to customary closing conditions. We issued a letter of credit in the amount of $13.0 million, which will serve as a credit enhancement to the developer's construction loan. In the event that any amount under the letter of credit is drawn upon, we will be treated as having issued a loan to the developer in the amount of such draw. Any such loan will accrue interest at a rate of 18% per year.

SUMMIT PROPERTIES INC.

--------------------------------------------------------------------------------

We have investments in two technology-related companies, Broadband Now, Inc. and Yieldstar Technology LLC. Our investment in Broadband Now is $1.2 million and our investment in Yieldstar is $137,000. The technology industry, including sectors in which our investees operate, has recently suffered from a depressed market valuation and decreased supply of capital. The inability of these companies to acquire capital at a satisfactory price in the near future could affect their ability to fund working capital requirements and could result in the failure of those companies. In the event that our investments in these technology-related companies are determined to be partially or fully impaired, any resulting write-down of our investment(s) would not require cash payments, but would have a negative impact on our net earnings and could adversely affect the price of our common stock.

9. BUSINESS SEGMENTS

We report as a single business segment with activities related to the operation, development and acquisition of "Class A" luxury apartments located primarily in the southeastern, southwestern and mid-atlantic United States. We develop apartments solely for our own use and do not perform development activities for third parties.

10. PREFERRED UNITS

As of March 31, 2001, the Operating Partnership had outstanding 3.4 million preferred units of limited partnership interest designated as 8.95% Series B Cumulative Redeemable Perpetual Preferred Units. These preferred units are redeemable by the Operating Partnership on or after April 29, 2004 for cash, or at our option, shares of our 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock, or a combination of cash and stock. Holders of the Series B preferred units have the right to exchange these preferred units for shares of our Series B preferred stock on a one-for-one basis, subject to adjustment: (a) on or after April 29, 2009, (b) if full quarterly distributions are not made for six quarters, or (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the preferred units for federal income tax purposes. Distributions on the Series B preferred units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.95% per year of the $25.00 original capital contribution. We made distributions to the holders of the Series B preferred units in the aggregate amount of $1.9 million during each of the three month periods ended March 31, 2001 and 2000.

As of March 31, 2001, the Operating Partnership had outstanding 2.2 million preferred units of limited partnership interest designated as 8.75% Series C Cumulative Redeemable Perpetual Preferred Units. The preferred units are redeemable by the Operating Partnership on or after September 3, 2004 for cash. Holders of the Series C preferred units have the right to exchange these preferred units for shares of our Series C preferred stock on a one-for-one basis, subject to adjustment: (a) on or after September 3, 2009, (b) if full quarterly distributions are not made for six quarters, (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the preferred units for federal income tax purposes, or (d) if the holdings in the Operating Partnership of the Series C unitholder exceed 18% of the total profits of or capital interest in the Operating Partnership for a taxable year. Distributions on the Series C preferred units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.75% per year of the $25.00 original capital contribution. We made distributions to the holder of the Series C preferred units in the aggregate amount of $1.2 million during each of the three month periods ended March 31, 2001 and 2000.

11. COMMON STOCK REPURCHASE PROGRAM

On March 12, 2000, our Board of Directors authorized a common stock repurchase program pursuant to which we are authorized to purchase up to an aggregate of $25.0 million of currently issued and outstanding shares of our common stock. All repurchases have been, and will be, made on the open market at prevailing prices or in privately negotiated transactions. This authority may be exercised from time to time and in such amounts as market conditions warrant. We did not repurchase any shares of our common stock during the three months ended

SUMMIT PROPERTIES INC.

--------------------------------------------------------------------------------

March 31, 2001. During the year ended December 31, 2000, we repurchased 279,400 shares of our common stock under the common stock repurchase program for an aggregate purchase price, including commissions, of $5.5 million, or an average price of $19.80 per share.

During 2000, we completed a common stock repurchase program pursuant to which we were authorized to purchase up to an aggregate of $50.0 million of our common stock. The total number of shares of our common stock repurchased under this program was 2.5 million shares for an aggregate purchase price, including commissions, of $50.0 million, or an average price of $19.63 per share.

12. SUBSEQUENT EVENT

On May 9, 2001, the Operating Partnership issued $60.0 million of senior unsecured notes through its new medium-term note program in two separate transactions as follows: (a) $35.0 million of notes which are due on May 9, 2011 and bear interest at 7.703% per year and (b) $25.0 million of notes which are due on May 9, 2006 and bear interest at 7.04% per year. Proceeds from the issuance of these notes will be used to repay borrowings under our unsecured credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements relating to the operating performance of fully stabilized communities, the development, acquisition or disposition of properties, anticipated construction completion and lease-up dates, and estimated development costs. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume" and other similar expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

- economic conditions generally and the real estate market specifically, including changes in occupancy rates and market rents;

- legislative/regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs;

- availability of capital;

- changes in interest rates;

- uncertainties associated with our development activities, including the failure to obtain zoning and other approvals and increases in construction costs;

- the failure of acquisitions to yield expected results;

- the failure to sell communities marketed for sale or to sell communities in a timely manner or on favorable terms;

- construction delays due to the unavailability of materials, weather conditions or other delays;

- competition, which could limit our ability to secure attractive investment opportunities, lease apartment homes or increase or maintain rents;

- supply and demand for apartment communities in our current and proposed market areas, especially our core markets;

- changes in generally accepted accounting principles, or policies and guidelines applicable to REITs; and

- those factors discussed in the sections entitled "Operating Performance of Fully Stabilized Communities," on page 16 of this report and "Certain Factors Affecting the Performance of Development Communities," on page 23 of this report.

You should consider these risks and uncertainties when evaluating forward-looking statements and you should not place undue reliance on such statements. You should read the following discussion in conjunction with our consolidated financial statements and notes, which accompany this report.

Summit is a real estate operating company that has elected REIT status and focuses on the operation, development and acquisition of "Class A" luxury apartment communities throughout the southeast, southwest and mid-atlantic United States. We focus our efforts in seven core markets with particular emphasis on the high growth areas of Washington, D.C., Southeast Florida and Atlanta. Our other core markets are Dallas and Austin in Texas and Raleigh and Charlotte in North Carolina.

HISTORICAL RESULTS OF OPERATIONS

Our net income is generated primarily from operations of our apartment communities. The changes in operating results from period to period reflect changes in existing community performance and changes in the number of apartment homes due to development, acquisition, or disposition of communities. Where appropriate, comparisons are made on a "fully stabilized communities," "acquisition communities," "stabilized development communities," "communities in lease-up" and "disposition communities" basis in order to adjust for changes in the number of apartment homes. A community is deemed to be "stabilized" when it has attained a physical occupancy level of at least 93%. A community that we have acquired is deemed "fully stabilized" when we have owned it for one year or more as of the beginning of the current year. A community that we have developed is deemed "fully stabilized" when stabilized for the two prior years as of the beginning of the current year. A community is deemed to be a "stabilized development" community when stabilized as of the beginning of the current year but not the entire two prior years. All communities information is presented before real estate depreciation and amortization expense. A community's average physical occupancy is defined as the number of apartment homes occupied divided by the total number of apartment homes contained in the communities, expressed as a percentage. Average physical occupancy has been calculated using the average of the occupancy that existed on Sunday during each week of the period. Average monthly rental revenue presented represents the average monthly net rental revenue per occupied apartment home. Our methodology for calculating average physical occupancy and average monthly rental revenue may differ from the methodology used by other apartment companies and, accordingly, may not be comparable to other apartment companies.

 Results of Operations for the Three Months Ended March 31, 2001 and 2000

For the three months ended March 31, 2001, income before gain on sale of real estate assets, minority interest of common unitholders in Operating Partnership and dividends to preferred unitholders in Operating Partnership increased $716,000 to $12.5 million from the three months ended March 31, 2000 primarily due to increased property operating income generated by our portfolio of communities, offset by increased interest costs primarily as a result of increased average indebtedness outstanding.

OPERATING PERFORMANCE OF OUR PORTFOLIO OF COMMUNITIES

The operating performance of our communities for the three months ended March 31, 2001 and 2000 is summarized below (dollars in thousands):

                                                           THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------
                                                            2001      2000     % CHANGE
                                                           -------   -------   --------
Property revenues:
  Stabilized communities (1).............................  $30,420   $29,150      4.4%
  Acquisition communities................................    1,270        --    100.0%
  Stabilized development communities.....................   13,261    10,416     27.3%
  Communities in lease-up................................    2,911       982    196.4%
  Communities sold.......................................       --     3,571   -100.0%
                                                           -------   -------
Total property revenues..................................   47,862    44,119      8.5%
                                                           -------   -------
Property operating and maintenance expense:
  Stabilized communities.................................   10,053     9,484      6.0%
  Acquisition communities................................      438        --    100.0%
  Stabilized development communities.....................    4,172     3,101     34.5%
  Communities in lease-up................................    1,062       515    106.2%
  Communities sold.......................................       --     1,143   -100.0%
                                                           -------   -------
Total property operating and maintenance expense.........   15,725    14,243     10.4%
                                                           -------   -------
Property operating income................................  $32,137   $29,876      7.6%
                                                           =======   =======
Apartment homes, end of period...........................   18,928    17,965      5.4%
                                                           =======   =======

---------------

(1) Includes communities which were fully stabilized during the entire period for each of the comparable periods presented.

A summary of our apartment homes (excluding joint ventures) for the three months ended March 31, 2001 and 2000 is as follows:

                                                               2001     2000
                                                              ------   ------
Apartment homes at January 1 of the year....................  18,928   17,673
Developments which began rental operations during the
  year......................................................      --      410
Sale of apartment homes.....................................      --     (118)
                                                              ------   ------
Apartment homes at March 31 of the year.....................  18,928   17,965
                                                              ======   ======

OPERATING PERFORMANCE OF FULLY STABILIZED COMMUNITIES

The operating performance of our communities stabilized prior to January 1, 1999 is summarized below (dollars in thousands except average monthly rental revenue):

                                                           THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------
                                                            2001      2000     % CHANGE
                                                           -------   -------   --------
Property revenues:
  Rental.................................................  $28,420   $27,208     4.5%
  Other..................................................    2,000     1,942     3.0%
                                                           -------   -------
Total property revenues..................................   30,420    29,150     4.4%
                                                           -------   -------
Property operating and maintenance expense:
  Personnel..............................................    2,072     1,716    20.8%
  Advertising and promotion..............................      342       375    -8.8%
  Utilities..............................................    1,375     1,297     6.0%
  Building repairs and maintenance.......................    1,317     1,328    -0.8%
  Real estate taxes and insurance........................    3,621     3,427     5.7%
  Property supervision...................................      845       882    -4.2%
  Other operating expense................................      481       459     4.8%
                                                           -------   -------
Total property operating and maintenance expense.........   10,053     9,484     6.0%
                                                           -------   -------
Property operating income................................  $20,367   $19,666     3.6%
                                                           =======   =======
Average physical occupancy...............................    93.6%     93.4%     0.2%
                                                           =======   =======
Average monthly rental revenue...........................  $   918   $   883     4.0%
                                                           =======   =======
Number of apartment homes................................   11,306    11,306
                                                           =======   =======
Number of apartment communities..........................       40        40
                                                           =======   =======

The increase in property revenue from fully stabilized communities was primarily the result of increases in average rental rates, as well as an improvement in occupancy rates in 2001 when compared to 2000. The higher revenues were primarily generated in our Florida, Washington, D.C., Wilmington, Delaware and Austin, Texas markets. The increased revenues were offset by an increase of 6.0% in property operating expenses, primarily personnel costs The increase in personnel costs for the three months ended March 31, 2001 as compared to the same period in 2000 was due primarily to the timing of adjustments made for the change in estimate of workers' compensation costs in each year. As a percentage of total property revenue, total property operating and maintenance expenses increased for the three-month period to 33.0% in 2001 from 32.5% in 2000.

OPERATING PERFORMANCE OF ACQUISITION COMMUNITIES

Acquisition communities for the three months ended March 31, 2001 consist of Summit Sweetwater and Summit Shiloh, representing a total of 490 apartment homes, in each of which we acquired our joint venture partner's 51% interest on August 1, 2000. The operations of these two communities for the three months ended March 31, 2001 are summarized as follows (dollars in thousands except average monthly rental revenue):

Property revenues:
  Rental....................................................  $1,185
  Other.....................................................      85
                                                              ------
Total property revenues.....................................   1,270
Property operating and maintenance expense..................     438
                                                              ------
Property operating income...................................  $  832
                                                              ======
Average physical occupancy..................................   93.1%
                                                              ======
Average monthly rental revenue..............................  $  904
                                                              ======
Number of apartment homes...................................     490
                                                              ======

OPERATING PERFORMANCE OF STABILIZED DEVELOPMENT COMMUNITIES

We had fifteen development communities (Summit Ballantyne, Summit Sedgebrook, Summit Governor's Village, Summit Lake, Summit Russett, Summit Westwood, Summit New Albany, Summit Fair Lakes, Summit Doral, Summit Largo, Summit Hunter's Creek, Summit Ashburn Farm, Summit Deer Creek, Summit Fairview and Reunion Park by Summit) which were stabilized during the entire three months ended March 31, 2001, but were stabilized subsequent to January 1, 1999. Summit Fairview is an existing community which underwent major renovations during 1999 and 2000. Its operating results are included in results of stabilized development communities as it reached stabilization after renovation during 2000. The operating performance of these fifteen communities for the three months ended March 31, 2001 and 2000 is summarized below (dollars in thousands except average monthly rental revenue):

                                                                THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ----------------
                                                               2001      2000
                                                              -------   ------
Property revenues:
  Rental....................................................  $12,362   $9,748
  Other.....................................................      899      668
                                                              -------   ------
Total property revenues.....................................   13,261   10,416
Property operating and maintenance expense..................    4,172    3,101
                                                              -------   ------
Property operating income...................................  $ 9,089   $7,315
                                                              =======   ======
Average physical occupancy..................................    93.0%    82.5%
                                                              =======   ======
Average monthly rental revenue..............................  $   967   $  860
                                                              =======   ======
Number of apartment homes...................................    4,668    4,668
                                                              =======   ======

The unleveraged yield on investment for the stabilized development communities, defined as property operating income for the three months ended March 31, 2001 on an annualized basis over total development cost, was 10.4%.

OPERATING PERFORMANCE OF COMMUNITIES IN LEASE-UP

We had seven communities in lease-up during the three months ended March 31, 2001. Six of the seven communities in lease-up are new developments and one of the communities in lease-up, Summit Lenox, is an existing community that underwent major renovations during 1999 and 2000. A community in lease-up is defined as one which has commenced rental operations but was not stabilized as of the beginning of the current year. A summary of the six new development communities in lease-up as of March 31, 2001 is as follows (dollars in thousands):

                                                      TOTAL       ACTUAL/                                  % LEASED
                                        NUMBER OF    ACTUAL/    ANTICIPATED                     Q1 2001      AS OF
                                        APARTMENT   ESTIMATED   CONSTRUCTION    ANTICIPATED     AVERAGE    MARCH 31,
COMMUNITY                                 HOMES       COST       COMPLETION    STABILIZATION   OCCUPANCY     2001
---------                               ---------   ---------   ------------   -------------   ---------   ---------
Summit Russett II -- Laurel, MD.......      112     $ 10,600      Q4 2000         Q2 2001        59.3%       72.2%
Summit Grandview -- Charlotte, NC.....      266       51,200      Q4 2000         Q4 2001        57.8%       75.9%
Summit Deerfield -- Cincinnati, OH (1)
  (2).................................      498       41,500      Q3 2001         Q2 2002        25.8%       39.6%
Summit Overlook -- Raleigh, NC (2)....      320       25,500      Q3 2001         Q1 2002         2.8%       15.6%
Summit Crest -- Raleigh, NC (2).......      438       30,700      Q3 2001         Q2 2002        11.6%       33.6%
Summit Peachtree City -- Atlanta, GA
  (2).................................      399       31,500      Q4 2001         Q4 2002         3.9%       15.6%
                                          -----     --------
                                          2,033     $191,000
                                          =====     ========

---------------

(1) Summit Deerfield is under contract for sale, expected during 2001, as part of our strategy to exit the midwest markets. We do not expect to realize a loss on sale of Summit Deerfield, which is subject to customary closing conditions.
(2) The related assets of these properties are included in the "Construction in progress" category at March 31, 2001.

In addition to the communities listed in the table above, Summit Lenox in Atlanta, Georgia is an existing community which underwent major renovations during 1999 and 2000. The renovations included upgrades of the interior of the apartment homes (new cabinets, fixtures and other interior upgrades), upgrades to the parking lots and landscaping, as well as exterior painting of buildings. The renovations required certain apartment homes to be unavailable for rental over the course of the project. The operations of Summit Lenox are included in results of our lease-up communities due to the renovation work. The renovation work at Summit Lenox was substantially complete at March 31, 2001, but had not yet reached stabilization after renovation.

All communities listed above were in lease-up during the three months ended March 31, 2001. Summit Crest, Summit Overlook and Summit Peachtree City did not have operating activity during the three months ended March 31, 2000 and, therefore, the number of apartment homes and operating activity shown below for 2000 does not include these three communities.

The operating performance of our lease-up communities for the three months ended March 31, 2001 and 2000 is summarized below (dollars in thousands):

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
Property revenues:
  Rental....................................................  $2,575   $  941
  Other.....................................................     336       41
                                                              ------   ------
Total property revenues.....................................   2,911      982
Property operating and maintenance expense..................   1,062      515
                                                              ------   ------
Property operating income...................................  $1,849   $  467
                                                              ======   ======
Number of apartment homes...................................   2,464    1,307
                                                              ======   ======

OPERATING PERFORMANCE OF DISPOSITION COMMUNITIES

We did not dispose of any communities during the three months ended March 31, 2001. The information in the table below represents operating results for the three months ended March 31, 2000 for the following communities sold during 2000 (referred to in this report using former community names): Summit Creekside, Summit Eastchester, Summit Sherwood, Summit Blue Ash, Summit Park, Summit River Crossing and Summit Village (dollars in thousands):

Property revenues:
  Rental....................................................  $3,345
  Other.....................................................     226
                                                              ------
Total property revenues.....................................   3,571
Property operating and maintenance expense..................   1,143
                                                              ------
Property operating income...................................  $2,428
                                                              ======
Number of apartment homes...................................   1,676
                                                              ======

OPERATING PERFORMANCE OF SUMMIT MANAGEMENT COMPANY

The operating performance of Summit Management Company and its wholly-owned subsidiary, Summit Apartment Builders, Inc., for the three months ended March 31, 2001 and 2000 is summarized below (in thousands):

                                                         THREE MONTHS ENDED MARCH 31,
                                                         ----------------------------
                                                          2001      2000     % CHANGE
                                                         ------    ------    --------
Revenues:
  Management fees charged to Operating Partnership.....  $1,936    $1,468      31.9%
  Third party management fee revenue...................     234       278     -15.8%
  Construction revenue.................................     755       808      -6.6%
  Gain on sale of real estate assets...................      --       238    -100.0%
  Other revenue........................................      77        72       6.9%
                                                         ------    ------
  Total revenue........................................   3,002     2,864       4.8%
                                                         ------    ------
Expenses:
  Operating............................................   2,420     2,571      -5.9%
  Depreciation.........................................      80        86      -7.0%
  Amortization.........................................      75        76      -1.3%
  Interest.............................................      75       453     -83.4%
                                                         ------    ------
  Total expenses.......................................   2,650     3,186     -16.8%
                                                         ------    ------
Net income (loss)......................................  $  352    $ (322)    209.3%
                                                         ======    ======

The increase in management fees charged to the Operating Partnership for the three-month period was primarily the result of an 8.5% increase in property revenues at our communities, as well as an increase in fees earned from managing our communities in lease-up. The decrease in operating expenses during the period was a result of a decrease in the number of management personnel at the Management Company in 2001 as compared to 2000. In addition, interest expense decreased due to an inter-company loan, which was repaid during 2000. Property management revenues included property management fees from third parties of $234,000 for the three months ended March 31, 2001 and $278,000 for the same period in 2000. Property management fees from third parties as a percentage of total property management revenues were 10.8% for the three months ended March 31, 2001 and 15.9% for the same period in 2000. We expect third party management revenues as a percentage of total property management revenues to continue to decline.

All of the construction revenue during the three month periods ended March 31, 2001 and 2000 was from contracts with Summit.

OTHER INCOME AND EXPENSES

Interest expense increased by $1.0 million for the three months ended March 31, 2001 compared with the same period in 2000. This increase was primarily the result of an increase in our average indebtedness outstanding, which increased by $102.2 million. In addition, the effective interest rate increased to 6.88% from 6.75% for the three months ended March 31, 2001 as compared to the same period in 2000.

Depreciation expense increased $576,000, or 6.5%, for the three months ended March 31, 2001 as compared with the same period in 2000, primarily due to the initiation of depreciation on recently developed communities.

General and administrative expenses increased $264,000, or 28.1%, for the three months ended March 31, 2001 as compared to the same period in 2000. This increase was primarily the result of an increase in compensation costs of $87,000 due to performance stock grants which vested during the three months ended March 31, 2001, as well as an increase in the reserve for the costs of abandoned pursuit projects of $90,000. As a percentage of revenues, general and administrative expenses were 2.5% for the three months ended March 31, 2001 and 2.1% for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

  Liquidity

Our net cash provided by operating activities increased from $11.5 million for the three months ended March 31, 2000 to $15.1 million for the same period in 2001, primarily due to a $2.3 million increase in property operating income and a $2.6 million decrease in cash used in accounts payable and accrued expenses.

Net cash used in investing activities decreased from $11.1 million for the three months ended March 31, 2000 to $5.3 million for the same period in 2001 due to a $17.1 million increase in proceeds from the sale of communities offset by a $9.1 million increase in construction and land acquisition activity. Property sale proceeds from six of seven communities sold during 2000 were placed in escrow in accordance with like-kind exchange income tax rules and regulations. Proceeds from the sale of communities represent funds expended from these like-kind exchange escrows. In the event proceeds from these property sales are not fully invested in qualified like-kind property during the required time period, a special distribution may be made or company level tax may be incurred.

Net cash used in financing activities increased from $1.1 million during the three months ended March 31, 2000 to $10.6 million for the same period in 2001 primarily due to a decrease in net borrowings on our credit facility of $24.1 million offset by a decrease in the repurchase of common stock of $6.3 million and common units of $1.8 million, and a decrease in cash used for employee notes receivable from $7.3 million during the three months in 2000 compared to $1.0 million for the same period in 2001.

The ratio of earnings to fixed charges was 1.36 for the three months ended March 31, 2001 as compared to 1.60 for the three months ended March 31, 2000. The decrease is primarily the result of the absence of gain on property dispositions during the first quarter of 2001 as compared to the same period in 2000.

We have elected to be taxed as a real estate investment trust under Sections 856 and 860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement that 90% of ordinary taxable income be distributed. As a REIT, we generally will not be subject to federal income tax on net income to the extent income is distributed.

Our outstanding indebtedness at March 31, 2001 totaled $765.1 million. This amount included $301.6 million of fixed rate conventional mortgages, $37.0 million of variable rate tax-exempt bonds, $278.0 million of fixed rate unsecured notes, $4.0 million of tax-exempt fixed rate mortgages, and $144.5 million under our unsecured credit facility.

We expect to meet our liquidity requirements over the next twelve months, including recurring capital expenditures relating to maintaining our existing communities, primarily through our working capital, net cash provided by operating activities and borrowings under our unsecured credit facility. We consider our cash provided by operating activities to be adequate to meet operating requirements and payments of dividends and distributions during the next twelve months. We expect to meet our long-term liquidity requirements, such as scheduled mortgage debt maturities, property acquisitions, financing of construction and development activities and other non-recurring capital improvements, through the issuance of unsecured notes and equity securities, from undistributed cash flow, from proceeds received from the disposition of certain communities and, in connection with the acquisition of land or improved property, through the issuance of common units.

  Credit Facility

We have a syndicated unsecured line of credit in the amount of $225.0 million. The unsecured credit facility provides funds for new development, acquisitions and general working capital purposes. The unsecured credit facility has a three-year term with two one-year extension options and initially bears interest at LIBOR plus 100 basis points based upon our current credit rating of BBB- by Standard & Poor's Rating Services and Baa3 by Moody's Investors Service. The interest rate will be reduced in the event an upgrade of our unsecured credit rating is obtained. The unsecured credit facility also provides a bid option sub-facility equal to a maximum of 50% of the total facility ($112.5 million). This sub-facility provides us with the option to place borrowings in a fixed LIBOR contract up to 180 days.

  Medium-Term Notes

On April 20, 2000, we commenced a new program for the sale by the Operating Partnership of up to $250.0 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance. We had Medium-Term Notes with an aggregate principal amount of $52.0 million outstanding in connection with the new MTN program at March 31, 2001.

On May 29, 1998, we established a program for the sale by the Operating Partnership of up to $95.0 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance. We had Medium-Term Notes with an aggregate principal amount of $55.0 million outstanding in connection with this initial MTN program at March 31, 2001.

  Derivative Financial Instruments

On January 1, 2001, we adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The cumulative effect of adopting FAS 133 was not material to our financial statements.

We are exposed to market risk, such as changes in interest rates. To manage the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not utilize derivative financial instruments for trading or speculative purposes.

At March 31, 2001, we had one interest rate swap with a notional amount of $30.0 million, relating to $30.0 million of 6.625% fixed rate notes issued under our MTN Program. Under the interest rate swap agreement, through the maturity date of December 15, 2003, (a) we have agreed to pay to the counterparty the interest on a $30.0 million notional amount at a floating interest rate of three-month LIBOR plus 11 basis points, and (b) the counterparty has agreed to pay to us the interest on the same notional amount at the fixed rate. The floating rate at March 31, 2001 was 5.14%. The fair value of the interest rate swap was $1.6 million at March 31, 2001. The swap has been designated as a fair value hedge of the underlying fixed rate debt obligation and has been recorded as a reduction of the related debt instrument. We assume no ineffectiveness as the interest rate swap meets the short-cut method conditions required under FAS 133 for fair value hedges of debt instruments. Accordingly, no gains or losses were recorded in income relative to our underlying debt and interest rate swap.

  Preferred Units

As of March 31, 2001, the Operating Partnership had outstanding 3.4 million preferred units of limited partnership interest designated as 8.95% Series B Cumulative Redeemable Perpetual Preferred Units. These preferred units are redeemable by the Operating Partnership on or after April 29, 2004 for cash, or at our option, shares of our 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock, or a combination of cash and stock. Holders of the Series B preferred units have the right to exchange these preferred units for shares of our Series B preferred stock on a one-for-one basis, subject to adjustment: (a) on or after April 29, 2009, (b) if full quarterly distributions are not made for six quarters, or (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the preferred units for federal income tax purposes. Distributions on the Series B preferred units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.95% per year of the $25.00 original capital contribution. We made distributions to the holders of the Series B preferred units in the aggregate amount of $1.9 million during each of the three month periods ended March 31, 2001 and 2000.

As of March 31, 2001, the Operating Partnership had outstanding 2.2 million preferred units of limited partnership interest designated as 8.75% Series C Cumulative Redeemable Perpetual Preferred Units. The preferred units are redeemable by the Operating Partnership on or after September 3, 2004 for cash. Holders of the Series C preferred units have the right to exchange these preferred units for shares of our Series C preferred stock on a one-for-one basis, subject to adjustment: (a) on or after September 3, 2009, (b) if full quarterly distributions are not made for six quarters, (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the preferred units for federal income tax purposes, or (d) if the holdings in the Operating Partnership of the Series C unitholder exceed 18% of the total profits of or capital interest in the Operating Partnership for a taxable year. Distributions on the Series C preferred units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.75% per year of the $25.00 original capital contribution. We made distributions to the holder of the Series C preferred units in the aggregate amount of $1.2 million during each of the three month periods ended March 31, 2001 and 2000.

  Common Stock Repurchase Program

On March 12, 2000, our Board of Directors authorized a common stock repurchase program pursuant to which we are authorized to purchase up to an aggregate of $25.0 million of currently issued and outstanding shares of our common stock. All repurchases have been, and will be, made on the open market at prevailing prices or in privately negotiated transactions. This authority may be exercised from time to time and in such amounts as market conditions warrant. We did not repurchase any shares of our common stock during the three months ended March 31, 2001. During the year ended December 31, 2000, we repurchased 279,400 shares of our common stock under the common stock repurchase program for an aggregate purchase price, including commissions, of $5.5 million, or an average price of $19.80 per share.

During 2000, we completed a common stock repurchase program pursuant to which we were authorized to purchase up to an aggregate of $50.0 million of our common stock. The total number of shares of our common stock repurchased under this program was 2.5 million shares for an aggregate purchase price, including commissions, of $50.0 million, or an average price of $19.63 per share.

  Employee Loan Program

Our Board of Directors believes that ownership of our common stock by our executive officers and certain other qualified employees will align the interests of these officers and employees with the interests of our stockholders. To this end, our Board of Directors approved and we instituted a loan program under which we may lend amounts to certain of our executive officers and other qualified employees to (a) finance the purchase of our common stock on the open market at then-current market prices, (b) finance the payment of the exercise price of one or more stock options to purchase shares of our common stock, or (c) finance the annual tax liability or other expenses of an executive officer related to the vesting of shares of common stock which constitute a portion of a restricted stock award granted to the executive officer. We have amended the terms of the loan program from time to time since its inception in 1997. The relevant officer or employee has executed a Promissory Note and Security

Agreement related to each loan extended. These notes bear interest at the applicable federal rate as established by the Internal Revenue Service, are full recourse to the officers and employees and are collateralized by the shares of our common stock which are the subject of the loans.

COMMUNITIES BEING MARKETED FOR SALE

At March 31, 2001, we had two apartment communities under contract for sale with a net book value of $58.4 million. We do not anticipate incurring a loss on any individual apartment community sale. Proceeds from the sale of the communities are expected to be used to fund future development. The two apartment communities held for sale represented 2.5% of property operating income for all of our communities for the three months ended March 31, 2001. The sale of these communities is subject to customary closing conditions. We cannot assure you that these communities or other communities that we market for sale will be sold in a timely manner or on favorable terms or at all.

DEVELOPMENT ACTIVITY

Our construction in progress at March 31, 2001 is summarized as follows (dollars in thousands):

                                                           TOTAL                ESTIMATED   ANTICIPATED
                                             APARTMENT   ESTIMATED   COST TO     COST TO    CONSTRUCTION
COMMUNITY                                      HOMES       COSTS       DATE     COMPLETE     COMPLETION
---------                                    ---------   ---------   --------   ---------   ------------
Summit Deerfield -- Cincinnati, OH (1)
  (3)......................................      498     $ 41,500    $ 38,344    $ 3,156      Q3 2001
Summit Overlook-Raleigh, NC (1)............      320       25,500      19,182      6,318      Q3 2001
Summit Crest-Raleigh, NC (1)...............      438       30,700      25,670      5,030      Q3 2001
Summit Peachtree City -- Atlanta, GA (1)...      399       31,500      29,016      2,484      Q4 2001
Summit Grand Parc -- Washington, DC........      105       29,400      14,812     14,588      Q1 2002
Summit Brookwood -- Atlanta, GA............      359       41,500       8,300     33,200      Q4 2002
Summit Valley Brook -- Philadelphia, PA....      352       37,000      11,247     25,753      Q1 2003
Other development and construction costs
  (2)......................................       --           --      60,023         --
                                               -----     --------    --------    -------
                                               2,471     $237,100    $206,594    $90,529
                                               =====     ========    ========    =======

---------------

(1) These communities were in lease-up at March 31, 2001.
(2) Consists primarily of land held for development and other pre-development costs.
(3) Summit Deerfield is under contract for sale, expected in 2001, as part of our strategy to exit the midwest markets. We do not expect to realize a loss upon sale of Summit Deerfield, which is subject to customary closing conditions.

Estimated costs to complete the development communities represent substantially all of our material commitments for capital expenditures at March 31, 2001.

  Certain Factors Affecting the Performance of Development Communities

We are optimistic about the operating prospects of the communities under construction. However, as with any development effort, there are uncertainties and risks associated with the communities described above. While we have prepared development budgets and have estimated completion and stabilization target dates based on what we believe are reasonable assumptions in light of current conditions, there can be no assurance that actual costs will not exceed current budgets or that we will not experience construction delays due to the unavailability of materials, weather conditions or other events.

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

In addition, we are conducting feasibility and other pre-development work for ten communities. We could abandon the development of any one or more of these potential communities in the event that we determine that market conditions do not support development, financing is not available on favorable terms or other circumstances exist which may prevent development. Similarly, there can be no assurance that, if we do pursue one or more of these potential communities, we will be able to complete construction within the currently estimated development budgets or construction can be started at the time currently anticipated.

COMMITMENTS AND CONTINGENCIES

The estimated cost to complete seven development projects currently under construction was $90.5 million at March 31, 2001. Anticipated construction completion dates of the projects range from the third quarter of 2001 to the first quarter of 2003.

On January 19, 2000, we entered into a Real Estate Purchase Agreement with a third-party real estate developer. Under the terms of the agreement, we have agreed to purchase a "Class A" mixed-use community, which will be called Summit Brickell, and will be located in Miami, Florida. We expect to close on the purchase of Summit Brickell during the second half of 2002 following its completion and lease-up. The final purchase price will be determined based on actual construction costs plus a bonus to the developer based on the capitalized income of the property at the time of purchase. The purchase price is expected to range from $50.5 million to $60.0 million. The purchase price of Summit Brickell is subject to customary closing conditions. We issued a letter of credit in the amount of $13.0 million, which will serve as a credit enhancement to the developer's construction loan. In the event that any amount under the letter of credit is drawn upon, we shall be treated as having issued a loan to the developer in the amount of such draw. Any such loan will accrue interest at a rate of 18% per year.

We have investments in two technology-related companies, Broadband Now, Inc. and Yieldstar Technology LLC. Our investment in Broadband Now is $1.2 million and our investment in Yieldstar is $137,000. The technology industry, including sectors in which our investees operate, has recently suffered from a depressed market valuation and decreased supply of capital. The inability of these companies to acquire capital at a satisfactory price in the near future could affect their ability to fund working capital requirements and could result in the failure of those companies. In the event that our investments in these technology-related companies are determined to be partially or fully impaired, any resulting write-down of our investment(s) would not require cash payments but would have a negative impact on our net earnings and could adversely affect the price of our common stock.

FUNDS FROM OPERATIONS

We consider funds from operations ("FFO") to be an appropriate measure of performance of an equity REIT. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO, as defined by NAREIT, represents net income (loss) excluding gains or losses from sales of property, plus depreciation of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles ("GAAP"). Funds Available for Distribution ("FAD") is defined as FFO less capital expenditures funded by operations (recurring capital expenditures). Our methodology for calculating FFO and FAD may differ from the methodology for calculating FFO and FAD utilized by other real estate companies, and accordingly, may not be comparable to other real estate companies. FFO and FAD do not represent amounts available for management's discretionary use because of needed capital expenditures or expansion, debt service obligations, property acquisitions, development, dividends and distributions or other commitments and uncertainties. FFO and FAD should not be considered as alternatives to net income (determined in accordance with GAAP) as an indication of our financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to make dividend or distribution payments. We believe FFO and FAD are helpful to investors as measures of our performance because, along with cash flows from operating activities, financing activities and investing activities, they provide investors with an understanding of our ability to incur and service debt and make capital expenditures.

FFO and FAD for the three months ended March 31, 2001 and 2000 are calculated as follows (dollars in thousands):

                                                            THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------
                                                                2001            2000
                                                            ------------    ------------
Net income................................................  $     8,055     $     9,539
Minority interest of unitholders in Operating
  Partnership.............................................        1,327           1,567
Gain on sale of real estate assets........................           --          (2,440)
Gain on sale of real estate assets -- Management
  Company.................................................           --            (238)
                                                            -----------     -----------
  Adjusted net income.....................................        9,382           8,428
Depreciation:
  Real estate assets......................................        9,386           8,852
  Real estate joint ventures..............................          198             184
                                                            -----------     -----------
Funds from Operations.....................................       18,966          17,464
  Recurring capital expenditures (1)......................       (1,002)           (952)
                                                            -----------     -----------
Funds Available for Distribution..........................  $    17,964     $    16,512
                                                            ===========     ===========
Non-recurring capital expenditures (2)....................  $     2,130     $       943
                                                            ===========     ===========
Cash flow provided by (used in):
  Operating activities....................................  $    15,139     $    11,532
  Investing activities....................................       (5,289)        (11,054)
  Financing activities....................................      (10,558)         (1,079)
Weighted average shares and units outstanding -- basic....   30,998,481      30,805,689
                                                            ===========     ===========
Weighted average shares and units outstanding - diluted...   31,292,210      30,889,711
                                                            ===========     ===========

---------------

(1) Recurring capital expenditures are expected to be funded from operations and consist primarily of interior painting, carpets, new appliances, vinyl, blinds, tile, and wallpaper. In contrast, non-recurring capital expenditures, such as major improvements, new garages and access gates, are expected to be funded by financing activities and, therefore, are not included in the calculation of FAD.
(2) Non-recurring capital expenditures for the three months ended March 31, 2001 and 2000 primarily consist of: $133,000 and $134,000 for major renovations in 2001 and 2000, respectively; $91,000 and $41,000 for access gates and security fences in 2001 and 2000, respectively; and $892,000 and $644,000 in other revenue enhancement expenditures in 2001 and 2000, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our market risk since the filing of our Annual Report on Form 10-K for the year ended December 31, 2000.

                                    PART II

ITEM 2. CHANGES IN SECURITIES

On February 1, 2001, we issued to a limited partner of the Operating Partnership 4,012 shares of our common stock in exchange for the corresponding number of common units. Such shares of our common stock were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. In light of the information obtained by us in connection with such transaction, we believe that we may rely upon such exemption.

ITEM 5. OTHER INFORMATION

Succession Plan

On March 28, 2001, we announced a succession plan pursuant to which William F. Paulsen, Co-Chairman of the Board of Directors and Chief Executive Officer, will transition from his position as Chief Executive Officer effective July 1, 2001. Mr. Paulsen intends to remain as Co-Chairman of the Board of Directors at that time. Steven R. LeBlanc, President and Chief Operating Officer, will succeed Mr. Paulsen in the role of Chief Executive Officer. At the same time, Michael L. Schwarz, Executive Vice President and Chief Financial Officer, will assume Mr. LeBlanc's responsibilities for property operations.

Medium-Term Note Program

On May 8, 2001, our program for the sale by the Operating Partnership of up to $250.0 million aggregate principal amount of Medium-Term Notes due nine months or more from the date of issuance was amended to allow the Operating Partnership to accept offers to purchase its Medium-Term Notes through additional agents and dealers. The program was commenced on April 20, 2000, with J.P. Morgan Securities Inc., First Union Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated as the exclusive agents. Offers through additional agents and dealers are required to be made on substantially the same terms as those applicable to sales of Medium-Term Notes through the original agents.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

  3.1   Bylaws of Summit Properties Inc. (incorporated herein by
        reference to Exhibit 3.2 to Summit's Registration Statement on Form S-11, Registration No. 33-90706).
 *3.2   First Amendment to Bylaws of Summit Properties Inc.
 *3.3   Second Amendment to Bylaws of Summit Properties Inc.
*10.1   Promissory Note and Security Agreement, dated February 6,
        2001, evidencing a loan of $107,032 to Randall M. Ell for
        the purpose of purchasing shares of common stock of Summit
        Properties Inc.
*10.2   First Amendment to Distribution Agreement dated as of May 8,
        2001, by and among Summit Properties Inc., Summit Properties
        Partnership, L.P. and the agents named therein.
*12.1   Statement Regarding Calculation of Ratio of Earnings to
        Fixed Charges for the three months ended March 31, 2001.

---------------

* Filed herewith

(b) Reports on Form 8-K

We did not file any reports on Form 8-K in the first quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SUMMIT PROPERTIES INC.

May 9, 2001                                                /s/ WILLIAM F. PAULSEN
--------------------------------------------    --------------------------------------------
(Date)                                                      William F. Paulsen,
                                                   Co-Chairman of the Board of Directors
                                                        and Chief Executive Officer

May 9, 2001                                                /s/ MICHAEL L. SCHWARZ
--------------------------------------------    --------------------------------------------
(Date)                                                      Michael L. Schwarz,
                                                   Executive Vice President -- Operations
                                                        and Chief Financial Officer