Form 10-Q
period 2001-06-30
SUMMIT PROPERTIES INC
filed 2001-08-09
CIK 915773

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

                       For the quarterly period ended June 30, 2001

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

 26,784,750 shares of common stock, par value $.01 per share, outstanding as of
                                 August 6, 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             SUMMIT PROPERTIES INC.
                                     INDEX

                                                                        PAGE NO.
                                                                        --------
PART I    FINANCIAL INFORMATION
Item 1    Financial Statements
          Consolidated Balance Sheets as of June 30, 2001 and December
            31, 2000 (Unaudited)......................................      3
          Consolidated Statements of Earnings for the three and six
            months ended June 30, 2001 and 2000 (Unaudited)...........      4
          Consolidated Statement of Stockholders' Equity for the six
            months ended June 30, 2001 (Unaudited)....................      5
          Consolidated Statements of Cash Flows for the six months
            ended June 30, 2001 and 2000 (Unaudited)..................      6
          Notes to Consolidated Financial Statements (Unaudited)......      7
Item 2    Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     14
Item 3    Quantitative and Qualitative Disclosures about Market
            Risk......................................................     27

PART II   OTHER INFORMATION
Item 4    Submission of Matters to a Vote of Security Holders.........     28
Item 6    Exhibits and Reports on Form 8-K............................     28
          Signatures..................................................     29

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             SUMMIT PROPERTIES INC.
                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                               JUNE 30,    DECEMBER 31,
                                                                 2001          2000
                                                              ----------   ------------
ASSETS
Real estate assets:
  Land and land improvements................................  $  177,235    $  184,494
  Buildings and improvements................................     970,036     1,001,183
  Furniture, fixtures and equipment.........................      75,378        74,920
                                                              ----------    ----------
       Real estate assets before accumulated depreciation...   1,222,649     1,260,597
  Less: accumulated depreciation............................    (156,965)     (147,437)
                                                              ----------    ----------
          Operating real estate assets......................   1,065,684     1,113,160
  Construction in progress..................................     232,185       167,462
                                                              ----------    ----------
          Net real estate assets............................   1,297,869     1,280,622
Cash and cash equivalents...................................       2,504         3,148
Restricted cash.............................................       3,393        41,502
Investments in Summit Management Company and real estate
  joint ventures............................................       3,702           736
Deferred financing costs, net of accumulated amortization of
  $6,436 and $5,792 in 2001 and 2000, respectively..........       7,463         7,760
Other assets................................................       6,925         6,383
                                                              ----------    ----------
          Total assets......................................  $1,321,856    $1,340,151
                                                              ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Notes payable.............................................  $  757,369    $  763,899
  Accrued interest payable..................................       8,049         7,729
  Accounts payable and accrued expenses.....................      20,471        20,415
  Dividends and distributions payable.......................      14,080        13,481
  Security deposits and prepaid rents.......................       3,980         3,959
                                                              ----------    ----------
          Total liabilities.................................     803,949       809,483
                                                              ----------    ----------
Commitments and contingencies:
Minority interest of common unitholders in Operating
  Partnership...............................................      46,503        55,730
Minority interest of preferred unitholders in Operating
  Partnership...............................................     136,261       136,261
Stockholders' equity:
  Preferred stock, $.01 par value -- 25,000,000 shares
     authorized, no shares issued and outstanding...........          --            --
  Common stock, $.01 par value -- 100,000,000 shares
     authorized, 26,736,835 and 26,431,086 shares issued and
     outstanding in 2001 and 2000, respectively.............         267           264
  Additional paid-in capital................................     415,174       415,827
  Accumulated deficit.......................................     (63,231)      (62,775)
  Unamortized restricted stock compensation.................      (1,973)         (942)
  Employee notes receivable.................................     (15,094)      (13,697)
                                                              ----------    ----------
          Total stockholders' equity........................     335,143       338,677
                                                              ----------    ----------
Total liabilities and stockholders' equity..................  $1,321,856    $1,340,151
                                                              ==========    ==========

See notes to consolidated financial statements.

                             SUMMIT PROPERTIES INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                JUNE 30,                    JUNE 30,
                                                        -------------------------   -------------------------
                                                           2001          2000          2001          2000
                                                        -----------   -----------   -----------   -----------
Revenues:
  Rental..............................................  $    45,712   $    42,362   $    90,252   $    83,604
  Other property......................................        3,432         3,236         6,753         6,113
  Interest............................................          506           664         1,265         1,738
  Other...............................................          353           166           506           314
                                                        -----------   -----------   -----------   -----------
         Total revenues...............................       50,003        46,428        98,776        91,769
                                                        -----------   -----------   -----------   -----------
Expenses:
  Property operating and maintenance:
      Personnel.......................................        3,319         3,263         6,678         6,119
      Advertising and promotion.......................          634           641         1,251         1,248
      Utilities.......................................        2,198         2,025         4,461         4,136
      Building repairs and maintenance................        2,120         2,161         4,066         4,112
      Real estate taxes and insurance.................        5,348         4,562        10,760         9,303
      Depreciation....................................       10,039         9,384        19,515        18,284
      Property supervision............................        1,462         1,156         2,892         2,458
      Other operating.................................          789           686         1,487         1,361
                                                        -----------   -----------   -----------   -----------
                                                             25,909        23,878        51,110        47,021
Interest..............................................       10,185         9,491        20,157        18,455
Amortization..........................................          366           227           709           475
General and administrative............................        1,140         1,022         2,344         1,962
(Income) loss on equity investments:
      Summit Management Company.......................         (134)          240          (485)          562
      Real estate joint ventures......................          122           195            39           149
                                                        -----------   -----------   -----------   -----------
         Total expenses...............................       37,588        35,053        73,874        68,624
                                                        -----------   -----------   -----------   -----------
Income before gain on sale of real estate assets,
  impairment loss, minority interest of common
  unitholders in Operating Partnership and dividends
  to preferred unitholders in Operating Partnership...       12,415        11,375        24,902        23,145
  Gain on sale of real estate assets..................       10,782         5,446        10,782         7,886
  Impairment loss on investments in technology
    companies.........................................       (1,217)           --        (1,217)           --
                                                        -----------   -----------   -----------   -----------
Income before minority interest of common unitholders
  in Operating Partnership and dividends to preferred
  unitholders in Operating Partnership................       21,980        16,821        34,467        31,031
Minority interest of common unitholders in Operating
  Partnership.........................................       (2,658)       (1,924)       (3,984)       (3,492)
Dividends to preferred unitholders in Operating
  Partnership.........................................       (3,105)       (3,105)       (6,210)       (6,210)
                                                        -----------   -----------   -----------   -----------
Net income............................................  $    16,217   $    11,792   $    24,273   $    21,329
                                                        ===========   ===========   ===========   ===========
Per share data:
  Net income -- basic.................................  $      0.61   $      0.45   $      0.91   $      0.81
                                                        ===========   ===========   ===========   ===========
  Net income - diluted................................  $      0.60   $      0.45   $      0.90   $      0.81
                                                        ===========   ===========   ===========   ===========
  Dividends declared..................................  $    0.4625   $    0.4375   $    0.9250   $    0.8750
                                                        ===========   ===========   ===========   ===========
  Weighted average shares -- basic....................   26,686,293    26,224,085    26,630,202    26,334,794
                                                        ===========   ===========   ===========   ===========
  Weighted average shares -- diluted..................   27,008,902    26,389,051    26,935,990    26,453,637
                                                        ===========   ===========   ===========   ===========

See notes to consolidated financial statements.

                             SUMMIT PROPERTIES INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                         UNAMORTIZED
                                              ADDITIONAL                  RESTRICTED     EMPLOYEE
                                     COMMON    PAID-IN     ACCUMULATED      STOCK         NOTES
                                     STOCK     CAPITAL       DEFICIT     COMPENSATION   RECEIVABLE    TOTAL
                                     ------   ----------   -----------   ------------   ----------   --------
Balance, December 31, 2000.........   $264     $415,827     $(62,775)      $  (942)      $(13,697)   $338,677
Dividends..........................     --           --      (24,729)           --             --     (24,729)
Proceeds from dividend reinvestment
  and stock purchase plans.........      2        4,089           --            --             --       4,091
Conversion of common units to
  shares...........................     --           96           --            --             --          96
Exercise of stock options..........     --          540           --            --             --         540
Issuance of restricted stock
  grants...........................      1        1,068           --        (1,769)            --        (700)
Amortization of restricted stock
  grants...........................     --           --           --           738             --         738
Adjustment for minority interest of
  common unitholders in Operating
  Partnership......................     --       (6,446)          --            --             --      (6,446)
Issuance of employee notes
  receivable.......................     --           --           --            --         (2,212)     (2,212)
Repayments of employee notes
  receivable.......................     --           --           --            --            815         815
Net income.........................     --           --       24,273            --             --      24,273
                                      ----     --------     --------       -------       --------    --------
Balance, June 30, 2001.............   $267     $415,174     $(63,231)      $(1,973)      $(15,094)   $335,143
                                      ====     ========     ========       =======       ========    ========

See notes to consolidated financial statements.

                             SUMMIT PROPERTIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Cash flows from operating activities:
Net income..................................................  $ 24,273   $ 21,329
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Minority interest of common unitholders in Operating
     Partnership............................................     3,984      3,492
  (Income) loss on equity investments.......................      (446)       711
  Gain on sale of real estate assets........................   (10,782)    (7,886)
  Impairment loss on investments in technology companies....     1,217         --
  Depreciation and amortization.............................    20,959     19,198
  Decrease (increase) in restricted cash....................       207     (1,872)
  Increase in other assets..................................    (1,213)    (1,365)
  Increase in accrued interest payable......................       320         70
  Decrease in accounts payable and accrued expenses.........    (1,854)      (871)
  Increase in security deposits and prepaid rents...........        65         70
                                                              --------   --------
  Net cash provided by operating activities.................    36,730     32,876
                                                              --------   --------
Cash flows from investing activities:
  Construction of real estate assets and land acquisitions,
     net of payables........................................   (53,744)   (72,243)
  Proceeds from sale of communities.........................    57,385     46,349
  Capitalized interest......................................    (6,363)    (4,643)
  Investment in real estate joint venture...................    (4,075)        --
  Recurring capital expenditures, net of payables...........    (2,563)    (2,515)
  Non-recurring capital expenditures........................    (3,699)    (1,338)
                                                              --------   --------
  Net cash used in investing activities.....................   (13,059)   (34,390)
                                                              --------   --------
Cash flows from financing activities:
  Net repayments on line of credit..........................   (55,062)        (9)
  Net repayments on unsecured bonds.........................        --       (166)
  Net borrowings on unsecured medium-term notes.............    59,537         --
  Proceeds from issuance of mortgage debt...................        --     47,924
  Repayments of mortgage debt...............................    (2,737)    (5,893)
  Repayments of tax exempt bonds............................      (560)      (745)
  Net proceeds from dividend reinvestment and stock purchase
     plans and exercise of stock options....................     3,931      2,247
  Dividends and distributions to unitholders................   (28,027)   (26,408)
  Repurchase of common stock................................        --     (6,947)
  Acquisition of minority interest..........................        --     (1,761)
  Repayments of employee notes receivable...................       815        531
  Increase in employee notes receivable.....................    (2,212)    (8,438)
                                                              --------   --------
  Net cash (used in) provided by financing activities.......   (24,315)       335
                                                              --------   --------
Net decrease in cash and cash equivalents...................      (644)    (1,179)
Cash and cash equivalents, beginning of year................     3,148      4,130
                                                              --------   --------
Cash and cash equivalents, end of period....................  $  2,504   $  2,951
                                                              ========   ========
Supplemental disclosure of cash flow information -- Cash
  paid for interest, net of capitalized interest............  $ 19,837   $ 18,385
                                                              ========   ========

See notes to consolidated financial statements.

SUMMIT PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

Unless the context otherwise requires, all references to "we", "our" or "us" in this report refer collectively to Summit Properties Inc., a Maryland corporation ("Summit"), and its subsidiaries, including Summit Properties Partnership, L.P. , a Delaware limited partnership (the "Operating Partnership"), considered as a single enterprise. Summit is the sole general partner of the Operating Partnership.

1. BASIS OF PRESENTATION

We have prepared the accompanying unaudited financial statements in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. We have included all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year. You should read our December 31, 2000 audited financial statements and notes included in our Annual Report on Form 10-K in conjunction with these interim statements.

We conduct substantially all of our business through the Operating Partnership. Summit is the sole general partner and majority owner of the Operating Partnership.

RECENTLY ISSUED ACCOUNTING STANDARDS -- On June 29, 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards
(SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. We are evaluating the impact of the adoption of these standards and have not yet determined the effect of adoption on our financial position and results of operations.

EARNINGS PER SHARE -- The only difference between "basic" and "diluted" weighted average shares is the dilutive effect of our outstanding stock options. There were 322,609 and 305,788 shares added to weighted average shares outstanding for the three and six months ended June 30, 2001, respectively, and 164,966 and 118,843 shares added to weighted average shares outstanding for the three and six months ended June 30, 2000, respectively.

RECLASSIFICATIONS -- Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

2. REAL ESTATE JOINT VENTURES

We own a 25% interest in a joint venture named Station Hill, LLC, in which we and Hollow Creek, LLC, a subsidiary of a major financial services company, are members. In exchange for our interest in Station Hill, we contributed one phase of each of two communities. We sold three communities and one phase of each of the two communities contributed to Station Hill to Hollow Creek and Hollow Creek concurrently contributed them to Station Hill for a 75% joint venture interest. The two phases contributed to Station Hill and the two phases sold to Hollow Creek are now considered two communities and, therefore, we currently own a 25% interest in five communities owned by Station Hill. Station Hill is accounted for on the equity method of accounting.

The following are condensed balance sheets and income statements for Station Hill as of and for the six months ended June 30, 2001 and 2000.

SUMMIT PROPERTIES INC.

--------------------------------------------------------------------------------

The balance sheets and income statements below reflect the financial position and operations of Station Hill in its entirety, not only our 25% interest (amounts in thousands).

                                                                  BALANCE SHEETS
                                                                ------------------
                                                                 2001       2000
                                                                -------    -------
Real estate assets, net.....................................    $85,052    $88,049
Cash and cash equivalents...................................      1,668      2,051
Other assets................................................        509        445
                                                                -------    -------
          Total assets......................................    $87,229    $90,545
                                                                =======    =======
Mortgages payable...........................................    $68,236    $69,066
Other liabilities...........................................      1,277      1,247
Partners' capital...........................................     17,716     20,232
                                                                -------    -------
          Total liabilities and partners' capital...........    $87,229    $90,545
                                                                =======    =======

                                                                INCOME STATEMENTS
                                                                ------------------
                                                                 2001       2000
                                                                -------    -------
Revenues....................................................    $ 6,399    $ 6,110
Expenses:
  Property operating........................................      2,212      2,174
  Interest..................................................      2,292      2,340
  Depreciation and amortization.............................      1,615      1,480
                                                                -------    -------
          Total expenses....................................      6,119      5,994
                                                                -------    -------
Net income..................................................    $   280    $   116
                                                                =======    =======

We also own a 49% interest in a joint venture which is developing an apartment community in Atlanta, Georgia. This project is accounted for under the equity method of accounting and, therefore, its operating results are presented in "(Income) loss on equity investments: Real estate joint ventures" in our consolidated statements of earnings. The construction costs are being funded through a separate loan to the joint venture from an unrelated third party equal to 100% of the construction costs. During the construction period, rather than equity contributions to the joint venture, we have, under certain circumstances, subsequent to demand by the third party lender, agreed to make contributions which would reduce the construction loan by an amount not to exceed 25% of the total construction loan amount. Any such contribution would be deemed to be all, or a portion, of the equity we would be required to contribute to the joint venture at the end of the construction and lease-up period. We have the option to purchase our joint venture partner's interest in the joint venture for a period of six months after the project becomes stabilized. The project had not reached stabilization as of June 30, 2001. If we do not exercise our option with respect to the joint venture, we will be required to make a capital contribution of 25% of the joint venture's total construction loan amount.

On May 25, 2001, we acquired a 29.78% interest in a joint venture that owns substantially all of the interest in a limited liability company that will develop an apartment community in Miami, Florida. Our equity contribution was $4.2 million. The community will consist of 323 apartment homes and 17,795 square feet of office/retail space. The construction costs are being funded through the equity which the joint venture contributed to the limited liability company and by a loan to that company from an unrelated third party. In the event that construction costs exceed the construction loan amount, we have agreed to lend to the joint venture, which will in turn advance to the limited liability company, the amount required to fund such cost overruns. This loan would accrue interest at the rate of 11% per year. Upon completion of construction, the joint venture will pay, or refinance, the construction loan. In the event the limited liability company defaults on the construction loan, we have the right, under certain circumstances, to cure the defaults, keep the loan in

SUMMIT PROPERTIES INC.

--------------------------------------------------------------------------------

place and complete construction of the community. The joint venture has also acquired an adjacent piece of land. We are serving as the managing member of the joint venture, and Summit Management Company will be the property management company for the project. This project is accounted for on the equity method of accounting.

3. COMMUNITY DISPOSITIONS

On June 1, 2001, we sold an apartment community located in West Palm Beach, Florida, formerly known as Summit Palm Lake (304 apartment homes) for $20.0 million. The disposition of Summit Palm Lake resulted in the recognition of a gain on sale of $2.4 million. The net proceeds of $19.4 million were used to reduce amounts outstanding under our unsecured credit facility.

On June 27, 2001, we sold two apartment communities, both located in Charlotte, North Carolina, formerly known as Summit Arbors and Summit Radbourne (an aggregate of 345 apartment homes) for $26.3 million. The disposition of these communities resulted in the recognition of an aggregate gain on sale of $8.4 million. The purchaser of these two communities assumed $8.5 million in mortgages and exchanged 741,148 common units valued at $17.6 million as consideration in the transaction.

4. NOTES PAYABLE

We have a syndicated unsecured line of credit ("credit facility") in the amount of $225.0 million. The credit facility provides funds for new development, acquisitions and general working capital purposes. Loans under the credit facility bear interest at LIBOR plus 100 basis points. The spread component of the aggregate interest rate will be reduced in the event of an upgrade of our unsecured credit rating. The credit facility is repayable monthly on an interest only basis with principal due at maturity. The credit facility's initial three-year term was scheduled to expire on September 26, 2003. On July 6, 2001, we closed on a one-year extension option, subject to the satisfaction of certain conditions, under this credit facility. The new maturity date is September 26, 2004, and all other terms and covenants of the credit facility remain unchanged.

On April 20, 2000, we commenced a new program for the sale by the Operating Partnership of up to $250.0 million aggregate principal amount of medium-term notes due nine months or more from the date of issuance. During the six months ended June 30, 2001, the Operating Partnership issued medium-term notes with an aggregate principal amount of $60.0 million in connection with the new MTN program, including (a) $25.0 million of notes which are due on May 9, 2006 and bear interest at 7.04% per year and (b) $35.0 million of notes which are due on May 9, 2011 and bear interest at 7.703% per year. We had medium-term notes with an aggregate principal amount of $112.0 million outstanding in connection with the new MTN program at June 30, 2001.

On May 29, 1998, we established a program for the sale by the Operating Partnership of up to $95.0 million aggregate principal amount of medium-term notes due nine months or more from the date of issuance. We had medium-term notes with an aggregate principal amount of $55.0 million outstanding in connection with this MTN program at June 30, 2001. On July 30, 2001, one of the medium-term notes in the principal amount of $30.0 million matured and was repaid. As a result of the commencement of the $250.0 million MTN program, we cannot issue any additional notes under the $95.0 million MTN program.

5. DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to market risk, such as changes in interest rates. To manage the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not utilize derivative financial instruments for trading or speculative purposes.

SUMMIT PROPERTIES INC.

--------------------------------------------------------------------------------

On January 1, 2001, we adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The cumulative effect of adopting FAS 133 was not material to our financial statements.

At June 30, 2001, we had one interest rate swap with a notional amount of $30.0 million, relating to $30.0 million of 6.625% fixed rate notes issued under our MTN program. Under the interest rate swap agreement, through the maturity date of December 15, 2003, (a) we have agreed to pay to the counterparty the interest on a $30.0 million notional amount at a floating interest rate of three-month LIBOR plus 11 basis points, and (b) the counterparty has agreed to pay to us the interest on the same notional amount at the fixed rate. The floating rate at June 30, 2001 was 4.00%. The fair value of the interest rate swap was $1.1 million at June 30, 2001. The swap has been designated as a fair value hedge of the underlying fixed rate debt obligation and has been recorded as a reduction of the related debt instrument. We assume no ineffectiveness as the interest rate swap meets the short-cut method conditions required under FAS 133 for fair value hedges of debt instruments. Accordingly, no gains or losses were recorded in income relative to our underlying debt and interest rate swap.

6. RESTRICTED STOCK

During the six months ended June 30, 2001, we granted 94,818 shares of restricted stock valued at $1.2 million pursuant to our Performance Stock Award Plan. One half of these shares vested on the date of grant, with the remaining shares vesting in two equal annual installments beginning on January 1, 2002. The value of the shares has been recorded as unamortized restricted stock compensation and is shown as a separate component of stockholders' equity in the accompanying balance sheet.

During the six months ended June 30, 2001 and 2000, we granted 21,018 and 72,805 shares, respectively, of restricted stock to employees under our 1994 Stock Option and Incentive Plan. The market value of the restricted stock grants awarded during these six months in 2001 and 2000 totaled $516,000 and $1.3 million, respectively, which has been recorded as unamortized restricted stock compensation and is shown as a separate component of stockholders' equity in the accompanying balance sheet. Unearned compensation related to these restricted stock grants is being amortized to expense over the vesting period which ranges from three to five years.

7. SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the six months ended June 30, 2001 and 2000 are as follows:

     A. We accrued dividends and distributions payable in the amounts of $14.1 million and $13.3 million at June 30, 2001 and 2000, respectively.

     B. We issued 21,018 and 72,805 shares of restricted stock valued at $516,000 and $1.3 million during the six months ended June 30, 2001 and 2000, respectively.

     C. We issued 94,818 shares of restricted stock valued at $1.2 million during the six months ended June 30, 2001 in connection with our Performance Stock Award Plan. There were no such issuances of restricted stock in connection with the plan during the six months ended June 30, 2000.

     D. We issued 4,012 and 35,045 shares of common stock in exchange for 4,012 and 35,045 common units of limited partnership interest in the Operating Partnership valued at $96,000 and $676,000 during the six months ended June 30, 2001 and 2000, respectively.

SUMMIT PROPERTIES INC.

--------------------------------------------------------------------------------

     E. The Operating Partnership issued 66,376 common units at a price of $28.625 per unit during the six months ended June 30, 2001 in connection with the purchase of a building and a parcel of land.

     F. As partial consideration for the purchase of the former Summit Radbourne and Summit Arbors communities on June 27, 2001, the purchaser assumed mortgages with an aggregate balance of $8.5 million at the date of sale, and exchanged 741,148 common units valued at $17.6 million.

8. MINORITY INTEREST

Minority interest of common unitholders consists of the following at June 30, 2001 and December 31, 2000 (in thousands):

                                                               2001      2000
                                                              -------   -------
Minority interest of common unitholders in Operating
  Partnership...............................................  $46,963   $56,190
Minority interest in one operating community................     (460)     (460)
                                                              -------   -------
                                                              $46,503   $55,730
                                                              =======   =======

As of June 30, 2001, the Operating Partnership had 30,441,626 common units of limited partnership interest outstanding of which 26,736,835, or 87.8%, were owned by Summit and 3,704,791, or 12.2%, were owned by other partners, including certain of our officers and directors.

Proceeds from the issuance of shares of our common stock are contributed to the Operating Partnership for an equivalent number of common units. Total common stock issued, and the proceeds contributed to the Operating Partnership for an equivalent number of common units, was 216,000 and 129,000 shares valued at $4.7 million ($21.94 per share average) and $2.2 million ($17.44 per share average) for the six months ended June 30, 2001 and 2000, respectively. No individual transaction significantly changed our ownership percentage in the Operating Partnership, which was 87.8% and 85.9% as of June 30, 2001 and 2000, respectively.

Under certain circumstances, as required by the holders of common units, we may issue shares of common stock in exchange for common units owned by other partners on a one-for-one basis (subject to adjustment) or may purchase common units for cash. Shares of common stock exchanged for common units are valued based upon the market price per share of our common stock at the date of the exchange. During the six month period ended June 30, 2001, 4,012 common units valued a $96,000 were exchanged for shares of common stock. During the six month period ended June 30, 2000, 35,045 common units valued at $676,000 were exchanged for shares of common stock and 93,945 common units were exchanged for cash of $1.8 million.

We issued 66,376 common units at a price of $28.625 per unit as partial consideration for the purchase of a building and a parcel of land during the six months ended June 30, 2001.

On June 27, 2001, the purchaser of the former Summit Radbourne and Summit Arbors communities exchanged 741,148 common units valued at $17.6 million as partial consideration for such purchase.

9. COMMITMENTS AND CONTINGENCIES

The estimated cost to complete eight development projects currently under construction was $74.8 million at June 30, 2001. Anticipated construction completion dates of the projects range from the third quarter of 2001 to the first quarter of 2003.

On January 19, 2000, we entered into a Real Estate Purchase Agreement with a third-party real estate developer. Under the terms of the agreement, we have agreed to purchase a "Class A" mixed-use community, which will be called Summit Brickell and will be located in Miami, Florida. We expect to close on the purchase of Summit Brickell during the second half of 2002 following its completion and achievement of 85%

SUMMIT PROPERTIES INC.

--------------------------------------------------------------------------------

occupancy. The final purchase price will be determined based on actual construction costs plus a bonus to the developer based on the capitalized income of the property at the time of purchase. The purchase price is expected to range from $50.5 million to $60.0 million. The purchase of Summit Brickell is subject to customary closing conditions. We issued a letter of credit in the amount of $13.0 million, which serves as a credit enhancement to the developer's construction loan. In the event that the letter of credit is drawn upon, we will be treated as having issued a loan to the developer in the amount of such draw. Any such loan will accrue interest at a rate of 18% per year.

We have an employment agreement with one of our former executive officers who resigned from such executive position but will remain as an employee, and has agreed to provide various services to us from time to time over the next ten years. The employment agreement requires that we pay this former officer a base salary aggregating up to $2.1 million over the period from July 1, 2001 to December 31, 2011. Either party can terminate the employment agreement, effective 20 business days after written notice is given. The full base salary amount shall be payable through 2011 whether or not the agreement is terminated earlier in accordance with its terms.

10. BUSINESS SEGMENTS

We are an established leader in the operation, development and acquisition of "Class A" luxury apartments located in the southeastern, southwestern and mid-atlantic United States. We develop apartments solely for our own use and do not perform development activities for third parties. We evaluate each community's performance individually. However, because of the similar economic characteristics and services provided to our residents at each community, our communities have been aggregated into one reportable segment, apartment operations. This segment generated 98.2% and 97.8% of our total revenues for the six months ended June 30, 2001 and 2000, respectively.

11. PREFERRED UNITS

As of June 30, 2001, the Operating Partnership had outstanding 3.4 million preferred units of limited partnership interest designated as 8.95% Series B Cumulative Redeemable Perpetual Preferred Units. These preferred units are redeemable by the Operating Partnership on or after April 29, 2004 for cash, or at our option, shares of our 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock, or a combination of cash and stock. Holders of the Series B preferred units have the right to exchange these preferred units for shares of our Series B preferred stock on a one-for-one basis, subject to adjustment: (a) on or after April 29, 2009, (b) if full quarterly distributions are not made for six quarters, or (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the preferred units for federal income tax purposes. Distributions on the Series B preferred units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.95% per year of the $25.00 original capital contribution. We made distributions to the holders of the Series B preferred units in the aggregate amount of $3.8 million during each of the six month periods ended June 30, 2001 and 2000.

As of June 30, 2001, the Operating Partnership had outstanding 2.2 million preferred units of limited partnership interest designated as 8.75% Series C Cumulative Redeemable Perpetual Preferred Units. The preferred units are redeemable by the Operating Partnership on or after September 3, 2004 for cash. Holders of the Series C preferred units have the right to exchange these preferred units for shares of our Series C preferred stock on a one-for-one basis, subject to adjustment: (a) on or after September 3, 2009, (b) if full quarterly distributions are not made for six quarters, (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the preferred units for federal income tax purposes, or (d) if the holdings in the Operating Partnership of the Series C unitholder exceed 18% of the total profits of or capital interest in the Operating Partnership for a taxable year. Distributions on the Series C preferred units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.75% per year of the

SUMMIT PROPERTIES INC.

--------------------------------------------------------------------------------

$25.00 original capital contribution. We made distributions to the holder of the Series C preferred units in the aggregate amount of $2.4 million during each of the six month periods ended June 30, 2001 and 2000.

12. COMMON STOCK REPURCHASE PROGRAM

On March 12, 2000, our Board of Directors authorized a common stock repurchase program pursuant to which we are authorized to purchase up to an aggregate of $25.0 million of currently issued and outstanding shares of our common stock. All repurchases have been, and will be, made on the open market at prevailing prices or in privately negotiated transactions. This authority may be exercised from time to time and in such amounts as market conditions warrant. We did not repurchase any shares of our common stock during the six months ended June 30, 2001. During the year ended December 31, 2000, we repurchased 279,400 shares of our common stock under the common stock repurchase program for an aggregate purchase price, including commissions, of $5.5 million, or an average price of $19.80 per share.

During 2000, we completed a common stock repurchase program pursuant to which we were authorized to purchase up to an aggregate of $50.0 million of our common stock. The total number of shares of our common stock repurchased under this program was 2.5 million shares for an aggregate purchase price, including commissions, of $50.0 million, or an average price of $19.63 per share.

13. IMPAIRMENT LOSS

Management considers events and circumstances that may indicate impairment of an investment, including operating performance and cash flow projections. Management determined during the three months ended June 30, 2001 that our investments in Broadband Now, Inc. and Yieldstar Technology LLC were impaired and that such impairment was other than temporary. As a result, we recorded an impairment loss during the period in the amount of $1.2 million, which represents our entire investments in these two technology companies. We have no other technology company investments.

14. SUBSEQUENT EVENTS

Subsequent to June 30, 2001, we sold an apartment community located in Palm Harbour, Florida formerly known as Summit Lofts (200 apartment homes) and one parcel of land located in Richmond, Virginia for $16.1 million in the aggregate. The disposition of this community and parcel of land resulted in the recognition of a gain on sale of $2.9 million in the aggregate. The net proceeds were used to repay amounts outstanding under our unsecured credit facility.

Subsequent to June 30, 2001, Station Hill sold an apartment community located in Tampa, Florida formerly known as Summit Station (240 apartment homes) for $11.9 million. The disposition of Summit Station resulted in the recognition of a gain on sale by Station Hill of $1.1 million. The purchaser of Summit Station assumed a mortgage of $8.3 million and paid the balance of the purchase price in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements relating to the operating performance of fully stabilized communities, the development, acquisition or disposition of properties, anticipated construction commencement and completion and lease-up dates, and estimated development costs. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume" and other similar expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

- economic conditions generally and the real estate market specifically, including changes in occupancy rates and rents;

- legislative/regulatory changes, including changes to laws governing the taxation of real estate investment trusts, ("REITS");

- availability of capital;

- changes in interest rates;

- uncertainties associated with our development activities, including the failure to obtain zoning and other approvals and increases in construction costs;

- the failure of acquisitions to yield expected results;

- the failure to sell communities marketed for sale, or to sell communities in a timely manner or on favorable terms;

- construction delays due to the unavailability of materials, weather conditions or other delays;

- competition, which could limit our ability to secure attractive investment opportunities, lease apartment homes or increase or maintain rents;

- supply and demand for apartment communities in our current and proposed market areas, especially our core markets described below;

- changes in generally accepted accounting principles, or policies and guidelines applicable to REITs; and

- those factors discussed in the section "Certain Factors Affecting the Performance of Development Communities," on page 25 of this report.

You should consider these risks and uncertainties when evaluating forward-looking statements and you should not place undue reliance on such statements. You should read the following discussion in conjunction with our consolidated financial statements and notes, which accompany this report.

Summit is a real estate operating company that has elected REIT status and focuses on the operation, development and acquisition of "Class A" luxury apartment communities located in the southeastern, southwestern and mid-atlantic United States. We focus our efforts in seven core markets with particular emphasis on the high growth areas of Washington, D.C., Southeast Florida and Atlanta. Our other core markets are Dallas and Austin, Texas and Raleigh and Charlotte, North Carolina. We have experienced weakness in our Atlanta, Georgia and Austin, Texas markets due to local economic conditions, which have negatively impacted occupancy rates and market rents. We anticipate that these conditions will continue throughout the year, particularly in Austin.

HISTORICAL RESULTS OF OPERATIONS

Our net income is generated primarily from operations of our apartment communities. The changes in operating results from period to period reflect changes in existing community performance and changes in the number of apartment homes due to development, acquisition, or disposition of communities. Where appropriate, comparisons are made on a "fully stabilized communities," "acquisition communities," "stabilized development communities," "communities in lease-up" and "disposition communities" basis in order to adjust for changes in the number of apartment homes. We consider a community to be "stabilized" when it has attained a physical occupancy level of at least 93%. A community that we have acquired is deemed "fully stabilized" when we have owned it for one year or more as of the beginning of the current year. A community that we have developed is deemed "fully stabilized" when stabilized for the two prior years as of the beginning of the current year. A community is deemed to be a "stabilized development" community when stabilized as of the beginning of the current year but not the entire two prior years. A community's average physical occupancy is defined as the number of apartment homes occupied divided by the total number of apartment homes contained in the communities, expressed as a percentage. Average physical occupancy has been calculated using the average of the occupancy that existed on Sunday during each week of the period. Average monthly rental revenue presented represents the average monthly net rental revenue per occupied apartment home. Our methodology for calculating average physical occupancy and average monthly rental revenue may differ from the methodology used by other apartment companies and, accordingly, may not be comparable to other apartment companies. All communities information is presented before real estate depreciation and amortization expense.

  Results of Operations for the Three and Six Months Ended June 30, 2001 and
2000

For the three and six months ended June 30, 2001, income before gain on sale of real estate assets, impairment loss on investments in technology companies, minority interest of common unitholders in the Operating Partnership and dividends to preferred unitholders in the Operating Partnership increased $1.0 million to $12.4 million and $1.8 million to $24.9 million from the three and six month periods ended June 30, 2001 and 2000, respectively, primarily due to increased property operating income generated by our portfolio of communities, offset by increased interest costs primarily as a result of increased average indebtedness outstanding.

OPERATING PERFORMANCE OF OUR PORTFOLIO OF COMMUNITIES

The operating performance of our communities for the three and six months ended June 30, 2001 and 2000 is summarized below (dollars in thousands):

                                          THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                          ----------------------------   ----------------------------
                                           2001      2000     % CHANGE    2001      2000     % CHANGE
                                          -------   -------   --------   -------   -------   --------
Property revenues:
     Fully stabilized communities.......  $29,873   $29,116      2.6%    $59,521   $57,525      3.5%
     Acquisition communities............    1,298        --    100.0%      2,568        --    100.0%
     Stabilized development
       communities......................   13,761    11,692     17.7%     27,021    22,109     22.2%
     Communities in lease-up............    3,700       942    292.8%      6,611     1,924    243.6%
     Communities sold...................      512     3,848    -86.7%      1,284     8,159    -84.3%
                                          -------   -------              -------   -------
          Total property revenues.......   49,144    45,598      7.8%     97,005    89,717      8.1%
                                          -------   -------              -------   -------
Property operating and maintenance
  expense:
     Fully stabilized communities.......    9,888     9,624      2.7%     19,680    18,855      4.4%
     Acquisition communities............      436        --    100.0%        874        --    100.0%
     Stabilized development
       communities......................    4,087     3,053     33.9%      8,258     6,155     34.2%
     Communities in lease-up............    1,284       513    150.3%      2,347     1,028    128.3%
     Communities sold...................      175     1,304    -86.6%        436     2,699    -83.8%
                                          -------   -------              -------   -------
          Total property operating and
            maintenance expense.........   15,870    14,494      9.5%     31,595    28,737      9.9%
                                          -------   -------              -------   -------
Property operating income...............  $33,274   $31,104      7.0%    $65,410   $60,980      7.3%
                                          =======   =======              =======   =======
Apartment homes, end of period..........   18,279    18,365      1.4%     18,279    18,365      1.4%
                                          =======   =======              =======   =======

A summary of our apartment homes (excluding joint ventures) for the six months ended June 30, 2001 and 2000 is as follows:

                                                                 2001      2000
                                                                ------    ------
Apartment homes at January 1 of the year....................    18,928    17,673
Developments which began rental operations during the
  period....................................................        --     1,172
Sale of apartment homes.....................................      (649)     (480)
                                                                ------    ------
Apartment homes at June 30 of the year......................    18,279    18,365
                                                                ======    ======

OPERATING PERFORMANCE OF FULLY STABILIZED COMMUNITIES

The operating performance of our communities stabilized prior to January 1, 1999 is summarized below (dollars in thousands except average monthly rental revenue):

                                          THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                          ----------------------------   ----------------------------
                                           2001      2000     % CHANGE    2001      2000     % CHANGE
                                          -------   -------   --------   -------   -------   --------
Property revenues:
  Rental................................  $27,799   $27,122      2.5%    $55,503   $53,653      3.4%
  Other.................................    2,074     1,994      4.0%      4,018     3,872      3.8%
                                          -------   -------              -------   -------
Total property revenues.................   29,873    29,116      2.6%     59,521    57,525      3.5%
                                          -------   -------              -------   -------
Property operating and maintenance
  expense:
  Personnel.............................    1,995     2,002     -0.3%      4,016     3,685      9.0%
  Advertising and promotion.............      328       398    -17.6%        663       760    -12.8%
  Utilities.............................    1,289     1,244      3.6%      2,628     2,509      4.7%
  Building repairs and maintenance......    1,403     1,443     -2.8%      2,665     2,708     -1.6%
  Real estate taxes and insurance.......    3,518     3,353      4.9%      7,058     6,700      5.3%
  Property supervision..................      835       744     12.2%      1,660     1,604      3.5%
  Other operating expense...............      520       440     18.2%        990       889     11.4%
                                          -------   -------              -------   -------
Total property operating and maintenance
  expense...............................    9,888     9,624      2.7%     19,680    18,855      4.4%
                                          -------   -------              -------   -------
Property operating income...............  $19,985   $19,492      2.5%    $39,841   $38,670      3.0%
                                          =======   =======              =======   =======
Average physical occupancy..............    93.2%     95.1%     -2.0%      93.4%     94.2%     -0.8%
                                          =======   =======              =======   =======
Average monthly rental revenue..........  $   921   $   886      4.0%    $   920   $   885      4.0%
                                          =======   =======              =======   =======
Number of apartment homes (1)...........   11,002    11,002               11,002    11,002
                                          =======   =======              =======   =======
Number of apartment communities.........       39        39                   39        39
                                          =======   =======              =======   =======

---------------

(1) Includes the former Summit Arbors and Summit Radbourne communities.

The increase in property revenue from fully stabilized communities was primarily the result of increases in average rental rates as well as increased revenues from sources other than rental revenues, such as water sub-meter and cable revenues. The higher revenues were primarily generated in our Southeast Florida and Washington, D.C. markets. The increased revenues were offset by an increase of 4.4% in property operating expenses, primarily property taxes and personnel. As a percentage of total property revenue, total property operating and maintenance expenses remained stable at 33.1% for the three months ended June 30, 2001 and 2000, respectively, and increased to 33.1% for the six months ended June 30, 2001 from 32.8% for the six months ended June 30, 2000.

OPERATING PERFORMANCE OF ACQUISITION COMMUNITIES

Acquisition communities for the three and six months ended June 30, 2001 consist of Summit Sweetwater and Summit Shiloh, both located in Atlanta, Georgia, representing a total of 490 apartment homes, in each of which we acquired our joint venture partner's 51% interest on August 1, 2000. The operations of these two communities for the three and six months ended June 30, 2001 are summarized as follows (dollars in thousands except average monthly rental revenue):

                                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                                      JUNE 30, 2001        JUNE 30, 2001
                                                    ------------------    ----------------
Property revenues:
  Rental..........................................        $1,208               $2,392
  Other...........................................            90                  176
                                                          ------               ------
Total property revenues...........................         1,298                2,568
Property operating and maintenance expense........           436                  874
                                                          ------               ------
Property operating income.........................        $  862               $1,694
                                                          ======               ======
Average physical occupancy........................         91.7%                92.4%
                                                          ======               ======
Average monthly rental revenue....................        $  903               $  904
                                                          ======               ======
Number of apartment homes.........................           490                  490
                                                          ======               ======

OPERATING PERFORMANCE OF STABILIZED DEVELOPMENT COMMUNITIES

We had fifteen development communities (Summit Ballantyne, Summit Sedgebrook, Summit Governor's Village, Summit Lake, Summit Russett, Summit Westwood, Summit New Albany, Summit Fair Lakes, Summit Doral, Summit Largo, Summit Hunter's Creek, Summit Ashburn Farm, Summit Deer Creek, Summit Fairview and Reunion Park by Summit) which were stabilized during the entire six months ended June 30, 2001, but were stabilized subsequent to January 1, 1999. Summit Fairview is an existing community which underwent major renovations during 1999 and 2000. Its operating results are included in results of stabilized development communities as it reached stabilization after renovation subsequent to January 1, 1999. The operating performance of these fifteen communities for the three and six months ended June 30, 2001 and 2000 is summarized below (dollars in thousands except average monthly rental revenue):

                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                   JUNE 30,              JUNE 30,
                                              ------------------    ------------------
                                               2001       2000       2001       2000
                                              -------    -------    -------    -------
Property revenues:
  Rental....................................  $12,800    $10,792    $25,163    $20,540
  Other.....................................      961        900      1,858      1,568
                                              -------    -------    -------    -------
Total property revenues.....................   13,761     11,692     27,021     22,109
Property operating and maintenance
  expense...................................    4,087      3,053      8,258      6,155
                                              -------    -------    -------    -------
Property operating income...................  $ 9,674    $ 8,639    $18,763    $15,953
                                              =======    =======    =======    =======
Average physical occupancy..................    95.2%      83.3%      94.1%      82.9%
                                              =======    =======    =======    =======
Average monthly rental revenue..............  $   966    $   884    $   966    $   849
                                              =======    =======    =======    =======
Number of apartment homes...................    4,668      4,668      4,668      4,668
                                              =======    =======    =======    =======

The unleveraged yield on investment for the stabilized development communities, defined as property operating income for the three and six months ended June 30, 2001 on an annualized basis over total development cost, was 11.1% and 10.7%, respectively.

OPERATING PERFORMANCE OF COMMUNITIES IN LEASE-UP

We had seven communities in lease-up during the six months ended June 30, 2001. Six of the seven communities in lease-up are new developments and one of the communities in lease-up, Summit Lenox, is an existing community that underwent major renovations during 1999 and 2000. A community in lease-up is defined as one that has commenced rental operations but was not stabilized as of the beginning of the current year. A summary of the six new development communities in lease-up as of June 30, 2001 is as follows (dollars in thousands):

                                                         TOTAL       ACTUAL/                                  % LEASED
                                           NUMBER OF    ACTUAL/    ANTICIPATED       ACTUAL/       Q2 2001      AS OF
                                           APARTMENT   ESTIMATED   CONSTRUCTION    ANTICIPATED     AVERAGE    JUNE 30,
COMMUNITY                                    HOMES       COST       COMPLETION    STABILIZATION   OCCUPANCY     2001
---------                                  ---------   ---------   ------------   -------------   ---------   ---------
Summit Russett II -- Laurel, MD..........      112     $ 10,700      Q4 2000         Q2 2001        88.8%       96.4%
Summit Grandview -- Charlotte, NC........      266       51,700      Q4 2000         Q4 2001        75.4%       84.2%
Summit Deerfield -- Cincinnati, OH (1)
  (2)....................................      498       44,500      Q3 2001         Q2 2002        40.8%       58.2%
Summit Overlook -- Raleigh, NC (2).......      320       25,500      Q3 2001         Q1 2002        19.7%       39.7%
Summit Crest -- Raleigh, NC (2)..........      438       30,700      Q3 2001         Q2 2002        29.6%       60.0%
Summit Peachtree City -- Atlanta, GA
  (2)....................................      399       31,500      Q3 2001         Q4 2002        16.1%       31.6%
                                             -----     --------
                                             2,033     $194,600
                                             =====     ========

---------------

(1) Summit Deerfield is under contract for sale, expected during 2001, as part of our strategy to exit the midwest markets. We do not expect to realize a loss on sale of Summit Deerfield, which is subject to customary closing conditions.
(2) The related assets of these properties are included in the "Construction in progress" category at June 30, 2001.

In addition to the communities listed in the table above, Summit Lenox in Atlanta, Georgia is an existing community that underwent major renovations during 1999 and 2000. The renovations included upgrades of the interior of the apartment homes (new cabinets, fixtures and other interior upgrades), upgrades to the parking lots and landscaping, as well as exterior painting of buildings. The renovations required certain apartment homes to be unavailable for rental over the course of the project. The operations of Summit Lenox are included in results of our lease-up communities due to the renovation work. The renovation work at Summit Lenox was complete at June 30, 2001, but the community had not yet reached stabilization after renovation. Summit Lenox was 89.6% occupied at June 30, 2001.

The operating performance of our lease-up communities for the three and six months ended June 30, 2001 and 2000 is summarized below (dollars in thousands):

                                                  THREE MONTHS ENDED    SIX MONTHS ENDED
                                                       JUNE 30,             JUNE 30,
                                                  ------------------    ----------------
                                                   2001       2000       2001      2000
                                                  -------    -------    ------    ------
Property revenues:
  Rental........................................  $3,429     $  875     $6,004    $1,816
  Other.........................................     271         67        607       108
                                                  ------     ------     ------    ------
Total property revenues.........................   3,700        942      6,611     1,924
Property operating and maintenance expense......   1,284        513      2,347     1,028
                                                  ------     ------     ------    ------
Property operating income.......................  $2,416     $  429     $4,264    $  896
                                                  ======     ======     ======    ======
Number of apartment homes.......................   2,464      2,464      2,464     2,464
                                                  ======     ======     ======    ======

OPERATING PERFORMANCE OF DISPOSITION COMMUNITIES

We sold the former Summit Palm Lake community on June 1, 2001 (304 apartment units). The information in the table below represents operating results for the three and six months ended June 30, 2001 for the former Summit Palm Lake. The information in the table below represents operating results for the three and six months ended June 30, 2000 for the former Summit Palm Lake sold during 2001, as well as for the following communities sold during 2000 (referred to in this report using former community names): Summit Creekside, Summit Eastchester, Summit Sherwood, Summit Blue Ash, Summit Park, Summit River Crossing and Summit Village (dollars in thousands):

                                               THREE MONTHS ENDED     SIX MONTHS ENDED
                                                    JUNE 30,              JUNE 30,
                                               ------------------    ------------------
                                               2001        2000       2001        2000
                                               -----      -------    ------      ------
Property revenues:
  Rental.....................................  $475       $3,573     $1,191      $7,595
  Other......................................    37          275         93         564
                                               ----       ------     ------      ------
Total property revenues......................   512        3,848      1,284       8,159
Property operating and maintenance expense...   175        1,304        436       2,699
                                               ----       ------     ------      ------
Property operating income....................  $337       $2,544     $  848       5,460
                                               ====       ======     ======      ======
Number of apartment homes....................   304        1,980        304       1,980
                                               ====       ======     ======      ======

OPERATING PERFORMANCE OF SUMMIT MANAGEMENT COMPANY

The operating performance of Summit Management Company and its wholly-owned subsidiary, Summit Apartment Builders, Inc., for the three and six months ended June 30, 2001 and 2000 is summarized below (in thousands):

                                         THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                         ----------------------------   ----------------------------
                                          2001      2000     % CHANGE    2001      2000     % CHANGE
                                         -------   -------   --------   -------   -------   --------
Revenues:
     Management fees charged to
       Operating Partnership...........  $ 1,656   $ 1,347     22.9%    $ 3,592   $ 2,815     27.6%
     Third party management fee
       revenue.........................      205       272    -24.6%        440       550    -20.0%
     Construction revenue..............      799       782      2.2%      1,554     1,590     -2.3%
     Gain on sale of real estate
       assets..........................       --        --      0.0%         --       238   -100.0%
     Other revenue.....................      177        63    181.0%        251       135     85.9%
                                         -------   -------              -------   -------
          Total revenue................    2,837     2,464     15.1%      5,837     5,328      9.6%
                                         -------   -------              -------   -------
Expenses:
     Operating.........................    2,473     2,468      0.2%      4,893     5,039     -2.9%
     Depreciation......................       80        86     -7.0%        160       172     -7.0%
     Amortization......................       75        75      0.0%        149       151     -1.3%
     Interest..........................       75        75      0.0%        150       528    -71.6%
                                         -------   -------              -------   -------
          Total expenses...............    2,703     2,704      0.0%      5,352     5,890     -9.1%
                                         -------   -------              -------   -------
Net income (loss)......................  $   134   $  (240)   155.8%    $   485   $  (562)   186.3%
                                         =======   =======              =======   =======

The increase in management fees charged to the Operating Partnership for the three and six-month periods in 2001 was primarily the result of 7.8% and 8.1% increases in property revenues at our communities for those periods over the previous year, as well as an increase in fees earned from managing our communities in lease-up. The decrease in operating expenses during the six-month period was a result of a decrease in the number of management personnel at Summit Management Company in 2001 as compared to 2000. In addition, interest expense for the six month period decreased due to an inter-company loan, which was repaid during 2000.

Property management revenues included property management fees from third parties of $205,000 and $440,000 for the three and six months ended June 30, 2001 and $272,000 and $550,000 for the same periods in 2000. Property management fees from third parties as a percentage of total property management revenues were 11.0% and 10.9% for the three and six months ended June 30, 2001 and 16.8% and 16.3% for the same periods in 2000. We expect third party management revenues as a percentage of total property management revenues to continue to decline.

All of the construction revenue during the six-month periods ended June 30, 2001 and 2000 was from contracts with Summit.

OTHER INCOME AND EXPENSES

Interest expense increased by $694,000 and $1.7 million, or 7.3% and 9.2% for the three and six months ended June 30, 2001 compared with the same periods in 2000. This increase was primarily the result of an increase in our average indebtedness outstanding, which increased by $78.0 million, or 11.5%, for the three-month period and $68.5 million, or 9.7% for the six month period.

Depreciation expense increased $655,000 and $1.2 million, or 7.0% and 6.7%, for the three and six months ended June 30, 2001 as compared with the same periods in 2000, primarily due to the initiation of depreciation on recently developed communities as well as the depreciation of communities acquired during the second half of 2000.

General and administrative expenses increased $118,000 and $382,000, or 11.5% and 19.5%, for the three and six months ended June 30, 2001 as compared to the same periods in 2000. This increase was primarily the result of an increase in compensation costs of $199,000 due to performance stock grants which partially vested during the six months ended June 30, 2001, as well as an increase in the reserve for the costs of abandoned pursuit projects of $120,000. As a percentage of revenues, general and administrative expenses were 2.3% and 2.4% for the three and six months ended June 30, 2001 and 2.2% and 2.1% for the same periods in 2000.

Management considers events and circumstances that may indicate impairment of an investment, including operating performance and cash flow projections. Management determined during the three months ended June 30, 2001 that our investments in Broadband Now, Inc. and Yieldstar Technology LLC were impaired and that such impairment was other than temporary. As a result, we recorded an impairment loss during the period in the amount of $1.2 million, which represents our entire investments in these two technology companies. We have no other technology company investments.

LIQUIDITY AND CAPITAL RESOURCES

  Liquidity

Our net cash provided by operating activities increased from $32.9 million for the six months ended June 30, 2000 to $36.7 million for the same period in 2001, primarily due to a $4.4 million increase in property operating income.

Net cash used in investing activities decreased from $34.4 million for the six months ended June 30, 2000 to $13.1 million for the same period in 2001 due to an $11.0 million increase in proceeds from the sale of communities and a $14.4 million decrease in capital expenditures, construction and land acquisition activity, partially offset by an increase in investments in real estate joint ventures of $4.1 million. Property sale proceeds from six of seven communities sold during 2000 were placed in escrow in accordance with like-kind exchange income tax rules and regulations. In addition to the proceeds received in connection with the sale of the former Summit Palm Lake during the current period, proceeds from the sale of communities represent funds expended from these like-kind exchange escrows. In the event proceeds from these property sales are not fully invested in qualified like-kind property during the required time period, a special distribution may be made or company level tax may be incurred.

Net cash provided by financing activities was $335,000 for the six months ended June 30, 2000. Net cash used in financing activities was $24.3 million for the six months ended June 30, 2001. The increase in cash used in financing activities is primarily due to a decrease in mortgage debt proceeds of $47.9 million and an increase in cash used for the payment of dividends and distributions of $1.6 million, offset by a decrease in cash used for the repurchase of common stock and common units in the aggregate of $8.7 million, a decrease in cash used for repayments of mortgage debt of $3.2 million, a decrease in cash used for employee notes receivable of $6.2 million and an increase in the net proceeds from borrowings on unsecured medium-term notes of $59.5 million which were used to repay amounts outstanding on our unsecured credit facility.

The ratio of earnings to fixed charges was 1.65 for the six months ended June 30, 2001 as compared to 1.67 for the six months ended June 30, 2000.

We have elected to be taxed as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement that 90% of ordinary taxable income be distributed. As a REIT, we generally will not be subject to federal income tax on net income to the extent income is distributed.

Our outstanding indebtedness at June 30, 2001 totaled $757.4 million. This amount included $292.1 million of fixed rate conventional mortgages, $36.8 million of variable rate tax-exempt bonds, $338.0 million of fixed rate unsecured notes, $4.0 million of tax-exempt fixed rate mortgages, and $86.5 million under our unsecured credit facility.

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

  Credit Facility

We have a syndicated unsecured line of credit in the amount of $225.0 million. The unsecured credit facility provides funds for new development, acquisitions and general working capital purposes. Loans under the unsecured credit facility initially bear interest at LIBOR plus 100 basis points based upon our current credit rating of BBB- by Standard & Poor's Rating Services and Baa3 by Moody's Investors Service. The interest rate will be reduced in the event of an upgrade of our unsecured credit rating. The unsecured credit facility also provides a bid option sub-facility equal to a maximum of 50% of the total facility ($112.5 million). This sub-facility provides us with the option to place borrowings in a fixed LIBOR contract up to 180 days. The credit facility's initial three-year term was scheduled to expire on September 26, 2003. On July 6, 2001, we closed on a one-year extension option, subject to the satisfaction of certain conditions, under the credit facility. The new maturity date is September 26, 2004. All other terms and covenants remain unchanged.

  Medium-Term Notes

On April 20, 2000, we commenced a new program for the sale by the Operating Partnership of up to $250.0 million aggregate principal amount of medium-term notes due nine months or more from the date of issuance. During the six months ended June 30, 2001, the Operating Partnership issued medium-term notes with an aggregate principal amount of $60.0 million in connection with the new MTN program, including (a) $25.0 million of notes which are due on May 9, 2006 and bear interest at 7.04% per year and (b) $35.0 million of notes which are due on May 9, 2011 and bear interest at 7.703% per year. We had medium-term notes with an aggregate principal amount of $112.0 million outstanding in connection with the new MTN program at June 30, 2001.

On May 29, 1998, we established a program for the sale by the Operating Partnership of up to $95.0 million aggregate principal amount of medium-term notes due nine months or more from the date of issuance. We had medium-term notes with an aggregate principal amount of $55.0 million outstanding in connection with this MTN program at June 30, 2001. On July 30, 2001, one of the medium-term notes in the principal amount of $30 million matured and was repaid. As a result of the commencement of the $250.0 million MTN program, we cannot issue any additional notes under the $95.0 million MTN program.

  Derivative Financial Instruments

We are exposed to market risk, such as changes in interest rates. To manage the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We do not utilize derivative financial instruments for trading or speculative purposes.

On January 1, 2001, we adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The cumulative effect of adopting FAS 133 was not material to our financial statements.

At June 30, 2001, we had one interest rate swap with a notional amount of $30.0 million, relating to $30.0 million of 6.625% fixed rate notes issued under our MTN Program. Under the interest rate swap agreement, through the maturity date of December 15, 2003, (a) we have agreed to pay to the counterparty the interest on a $30.0 million notional amount at a floating interest rate of three-month LIBOR plus 11 basis points, and (b) the counterparty has agreed to pay to us the interest on the same notional amount at the fixed rate. The floating rate at June 30, 2001 was 4.00%. The fair value of the interest rate swap was $1.1 million at June 30, 2001. The swap has been designated as a fair value hedge of the underlying fixed rate debt obligation and has been recorded as a reduction of the related debt instrument. We assume no ineffectiveness as the interest rate swap meets the short-cut method conditions required under FAS 133 for fair value hedges of debt instruments. Accordingly, no gains or losses were recorded in income relative to our underlying debt and interest rate swap.

  Preferred Units

As of June 30, 2001, the Operating Partnership had outstanding 3.4 million preferred units of limited partnership interest designated as 8.95% Series B Cumulative Redeemable Perpetual Preferred Units. These preferred units are redeemable by the Operating Partnership on or after April 29, 2004 for cash, or at our option, shares of our 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock, or a combination of cash and stock. Holders of the Series B preferred units have the right to exchange these preferred units for shares of our Series B preferred stock on a one-for-one basis, subject to adjustment: (a) on or after April 29, 2009, (b) if full quarterly distributions are not made for six quarters, or (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the preferred units for federal income tax purposes. Distributions on the Series B preferred units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.95% per year of the $25.00 original capital contribution. We made distributions to the holders of the Series B preferred units in the aggregate amount of $3.8 million during each of the six month periods ended June 30, 2001 and 2000.

As of June 30, 2001, the Operating Partnership had outstanding 2.2 million preferred units of limited partnership interest designated as 8.75% Series C Cumulative Redeemable Perpetual Preferred Units. The preferred units are redeemable by the Operating Partnership on or after September 3, 2004 for cash. Holders of the Series C preferred units have the right to exchange these preferred units for shares of our Series C preferred stock on a one-for-one basis, subject to adjustment: (a) on or after September 3, 2009, (b) if full quarterly distributions are not made for six quarters, (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the preferred units for federal income tax purposes, or (d) if the holdings in the Operating Partnership of the Series C unitholder exceed 18% of the total profits of or capital interest in the Operating Partnership for a taxable year. Distributions on the Series C preferred units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.75% per year of the $25.00 original capital contribution. We made distributions to the holder of the Series C preferred units in the aggregate amount of $2.4 million during each of the six month periods ended June 30, 2001 and 2000.

  Common Stock Repurchase Program

On March 12, 2000, our Board of Directors authorized a common stock repurchase program pursuant to which we are authorized to purchase up to an aggregate of $25.0 million of currently issued and outstanding shares of our common stock. All repurchases have been, and will be, made on the open market at prevailing prices or in privately negotiated transactions. This authority may be exercised from time to time and in such amounts as market conditions warrant. We did not repurchase any shares of our common stock during the six months ended June 30, 2001. During the year ended December 31, 2000, we repurchased 279,400 shares of our common stock under the common stock repurchase program for an aggregate purchase price, including commissions, of $5.5 million, or an average price of $19.80 per share.

During 2000, we completed a common stock repurchase program pursuant to which we were authorized to purchase up to an aggregate of $50.0 million of our common stock. The total number of shares of our common stock repurchased under this program was 2.5 million shares for an aggregate purchase price, including commissions, of $50.0 million, or an average price of $19.63 per share.

  Employee Loan Program

Our Board of Directors believes that ownership of our common stock by our executive officers and certain other qualified employees will align the interests of these officers and employees with the interests of our stockholders. To this end, our Board of Directors approved, and we instituted, a loan program under which we may lend amounts to certain of our executive officers and other qualified employees to (a) finance the purchase of our common stock on the open market at then-current market prices, (b) finance the payment of the exercise price of one or more stock options to purchase shares of our common stock, or (c) finance the annual tax liability or other expenses of an executive officer related to the vesting of shares of common stock which constitute a portion of a restricted stock award granted to the executive officer. We have amended the terms of the loan program from time to time since its inception in 1997. The relevant officer or employee has executed a Promissory Note and Security Agreement related to each loan extended. These notes bear interest at the applicable federal rate as established by the Internal Revenue Service, are full recourse to the officers and employees and are collateralized by the shares of our common stock which are the subject of the loans.

COMMUNITIES BEING MARKETED FOR SALE

At June 30, 2001, we had four apartment communities and one parcel of land under contract for sale as part of our strategy to exit our non-core markets. The net book value of these communities and land was $73.4 million at June 30, 2001. We anticipate recording a net gain upon the sale of this real estate. Proceeds from the sale of the communities are expected to be used to fund future development. The four apartment communities held for sale represented 4.1% of property operating income for all of our communities for the three and six months ended June 30, 2001. The sale of each of these communities and land is subject to customary closing conditions. We cannot assure you that these communities or other communities that we market for sale will be sold in a timely manner, on favorable terms or at all.

Station Hill had one community under contract for sale at June 30, 2001. The net book value of the community was $10.2 million at June 30, 2001 and it represented 14.3% and 14.2% of Station Hill's property operating income for the three and six months ended June 30, 2001, respectively. Station Hill does not expect to record a loss upon sale of this community.

DEVELOPMENT ACTIVITY

Our construction in progress at June 30, 2001 is summarized as follows (dollars in thousands):

                                                            TOTAL                ESTIMATED   ANTICIPATED
                                              APARTMENT   ESTIMATED   COST TO     COST TO    CONSTRUCTION
                 COMMUNITY                      HOMES       COSTS       DATE     COMPLETE     COMPLETION
                 ---------                    ---------   ---------   --------   ---------   ------------
Summit Deerfield -- Cincinnati, OH (1)
  (2).......................................      498     $ 44,500    $ 41,516    $ 2,984      Q3 2001
Summit Overlook -- Raleigh, NC (1)..........      320       25,500      23,035      2,465      Q3 2001
Summit Crest -- Raleigh, NC (1).............      438       30,700      30,428        272      Q3 2001
Summit Peachtree City -- Atlanta, GA (1)....      399       31,500      31,410         90      Q3 2001
Summit Grand Parc -- Washington, DC.........      105       29,400      17,933     11,467      Q1 2002
Summit Shiloh II -- Atlanta, GA.............       50        3,900         766      3,134      Q2 2002
Summit Brookwood -- Atlanta, GA.............      359       41,500      10,759     30,741      Q4 2002
Summit Valley Brook -- Philadelphia, PA.....      352       37,000      13,338     23,662      Q1 2003
Other development and construction costs
  (3).......................................       --           --      63,000         --
                                                -----     --------    --------    -------
                                                2,521     $244,000    $232,185    $74,815
                                                =====     ========    ========    =======

---------------

(1) These communities were in lease-up at June 30, 2001.
(2) Summit Deerfield is under contract for sale, expected in 2001, as part of our strategy to exit the midwest markets. We do not expect to realize a loss upon sale of Summit Deerfield, which is subject to customary closing conditions.
(3) Consists primarily of land held for development and other pre-development costs.

Estimated costs to complete the development communities represent substantially all of our material commitments for capital expenditures at June 30, 2001.

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

In addition, we are conducting feasibility and other pre-development work for nine communities. We could abandon the development of any one or more of these potential communities in the event that we determine that market conditions do not support development, financing is not available on favorable terms or other circumstances exist which may prevent development. Similarly, there can be no assurance that, if we do pursue one or more of these potential communities, we will be able to complete construction within the currently estimated development budgets or construction can be started at the time currently anticipated.

COMMITMENTS AND CONTINGENCIES

The estimated cost to complete eight development projects currently under construction was $74.8 million at June 30, 2001. Anticipated construction completion dates of the projects range from the third quarter of 2001 to the first quarter of 2003.

On January 19, 2000, we entered into a Real Estate Purchase Agreement with a third-party real estate developer. Under the terms of the agreement, we have agreed to purchase a "Class A" mixed-use community, which will be called Summit Brickell and will be located in Miami, Florida. We expect to close on the purchase of Summit Brickell during the second half of 2002 following its completion and achievement of 85% occupancy. The final purchase price will be determined based on actual construction costs plus a bonus to the developer based on the capitalized income of the property at the time of purchase. The purchase price is expected to range from $50.5 million to $60.0 million. The purchase price of Summit Brickell is subject to customary closing conditions. We issued a letter of credit in the amount of $13.0 million, which serves as a credit enhancement to the developer's construction loan. In the event that any amount under the letter of credit is drawn upon, we shall be treated as having issued a loan to the developer in the amount of such draw. Any such loan will accrue interest at a rate of 18% per year.

We have an employment agreement with one of our former executive officers who resigned from such executive position but will remain as an employee, and has agreed to provide various services to us from time to time over the next ten years. The employment agreement requires that we pay this former officer a base salary aggregating up to $2.1 million over the period from July 1, 2001 to December 31, 2011. Either party can terminate the employment agreement, effective 20 business days after written notice is given. The full base salary amount shall be payable through 2011 whether or not the agreement is terminated earlier in accordance with its terms.

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

FFO and FAD for the three and six months ended June 30, 2001 and 2000 are calculated as follows (dollars in thousands):

                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                      JUNE 30,                    JUNE 30,
                                              -------------------------   -------------------------
                                                 2001          2000          2001          2000
                                              -----------   -----------   -----------   -----------
Net income..................................  $    16,217   $    11,792   $    24,273   $    21,329
Minority interest of Unitholders in
  Operating Partnership.....................        2,658         1,924         3,984         3,492
Gain on sale of real estate assets..........      (10,782)       (5,446)      (10,782)       (7,886)
Gain on sale of real estate
  assets -- Management Company..............           --            --            --          (238)
                                              -----------   -----------   -----------   -----------
Adjusted net income.........................        8,093         8,270        17,475        16,697
Depreciation:
  Real estate assets........................        9,961         9,326        19,347        18,178
  Real estate joint venture.................          376           415           574           598
                                              -----------   -----------   -----------   -----------
Funds from Operations.......................       18,430        18,011        37,396        35,473
Recurring capital expenditures (1)..........       (1,599)       (1,563)       (2,563)       (2,515)
                                              -----------   -----------   -----------   -----------
Funds Available for Distribution............  $    16,831   $    16,448   $    34,833   $    32,958
                                              ===========   ===========   ===========   ===========
Non-recurring capital expenditures (2)......  $     1,569   $       395   $     3,699   $     1,338
                                              ===========   ===========   ===========   ===========
Cash Flow Provided By (Used In):
  Operating Activities......................  $    21,591   $    21,344   $    36,730   $    32,876
  Investing Activities......................       (7,770)      (23,336)      (13,059)      (34,390)
  Financing Activities......................      (13,757)        1,414       (24,315)          335
Weighted average shares and units
  outstanding -- basic......................   31,099,292    30,531,837    31,050,037    30,668,869
                                              ===========   ===========   ===========   ===========
Weighted average shares and units
  outstanding - diluted.....................   31,421,902    30,696,803    31,355,825    30,787,712
                                              ===========   ===========   ===========   ===========

---------------

(1) Recurring capital expenditures are expected to be funded from operations and consist primarily of interior painting, carpets, new appliances, vinyl, blinds, tile, and wallpaper. In contrast, non-recurring capital expenditures, such as major improvements, new garages and access gates, are expected to be funded by financing activities and, therefore, are not included in the calculation of FAD.
(2) Non-recurring capital expenditures for the six months ended June 30, 2001 and 2000 primarily consist of: $542,000 and $1.1 million for major renovations in 2001 and 2000, respectively; $115,000 and $53,000 for access gates and security fences in 2001 and 2000, respectively; $1.4 million and $80,000 in other revenue enhancement expenditures in 2001 and 2000, respectively and $1.6 million in fixed asset additions including management information systems expenditures and other property improvements during the six months ended June 30, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our market risk since the filing of our Annual Report on Form 10-K for the year ended December 31, 2000.

                                    PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 8, 2001, we held our 2001 annual meeting of stockholders. At the annual meeting, our stockholders were asked to consider a proposal to elect two Class I directors to serve until the 2004 annual meeting and until their respective successors are duly elected and qualified. James H. Hance, Jr. and Henry H. Fishkind were nominated by the Board of Directors to serve as Class I directors. Mr. Hance received 19,879,277 votes in favor of his election with 2,093,976 votes withheld; and Mr. Fishkind received 20,651,980 votes in favor of his election with 1,321,273 votes withheld. As a result, Messrs. Hance and Fishkind were elected as Class I directors to serve until the 2004 annual meeting and until their respective successors are duly elected and qualified.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

*10.1   Employment Agreement dated February 15, 1999, by and among
        William F. Paulsen, Summit Properties Inc. and Summit
        Management Company, as restated on April 3, 2001.
*10.2 7.04% Medium-Term Note due 2006 in the principal amount of $25,000,000 issued by the Operating Partnership on May 9,
        2001.
*10.3 7.703% Medium-Term Note due 2011 in the principal amount of $35,000,000 issued by the Operating Partnership on May 9,
        2001.
*10.4 Amendment No. 1 to Amended and Restated Credit Agreement dated as of July 6, 2001, by and among the Operating
        Partnership, Summit Properties Inc. and the lenders named therein.
*12.1   Statement Regarding Calculation of Ratio of Earnings to
        Fixed Charges for the six months ended June 30, 2001.

---------------

* Filed herewith

(b) Reports on Form 8-K

We did not file any reports on Form 8-K during the second quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SUMMIT PROPERTIES INC.

August 9, 2001                                             /s/ STEVEN R. LEBLANC
--------------------------------------------    --------------------------------------------
(Date)                                                       Steven R. LeBlanc,
                                                          Chief Executive Officer

August 9, 2001                                             /s/ MICHAEL L. SCHWARZ
--------------------------------------------    --------------------------------------------
(Date)                                                      Michael L. Schwarz,
                                                   Executive Vice President -- Operations
                                                        and Chief Financial Officer