Form 10-Q
period 2002-03-31
SUMMIT PROPERTIES INC
filed 2002-05-14
CIK 915773

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

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

N/ A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]          No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

27,272,048 shares of common stock, par value $.01 per share, outstanding as of May 8, 2002

SUMMIT PROPERTIES INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUMMIT PROPERTIES INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	March 31,	December 31,
	2002	2001

ASSETS
Real estate assets:
Land and land improvements	$180,489	$179,954
Buildings and improvements	1,014,592	1,010,460
Furniture, fixtures and equipment	78,818	77,571

Real estate assets before accumulated depreciation	1,273,899	1,267,985
Less: accumulated depreciation	(166,668)	(156,897)

Operating real estate assets	1,107,231	1,111,088
Construction in progress	166,538	142,354

Net real estate assets	1,273,769	1,253,442
Cash and cash equivalents	2,261	1,814
Restricted cash	11,448	21,528
Investments in Summit Management Company and real estate joint ventures	9,766	3,159
Deferred financing costs, net of accumulated amortization of $6,723 in 2002 and $7,016 in 2001.	6,832	7,148
Other assets	5,763	8,566

Total assets	$1,309,839	$1,295,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable	$742,853	$717,560
Accrued interest payable	6,114	7,033
Accounts payable and accrued expenses	17,243	22,213
Dividends and distributions payable	14,599	14,156
Security deposits and prepaid rents	3,109	3,342

Total liabilities	783,918	764,304

Commitments and contingencies
Minority interest of common unitholders in Operating Partnership	44,580	45,492
Minority interest of preferred unitholders in Operating Partnership	136,261	136,261
Stockholders’ equity:
Preferred stock, $.01 par value — 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value — 100,000,000 shares authorized, 27,184,879 shares issued and outstanding in 2002 and 27,050,221 shares issued and outstanding in 2001.	272	270
Additional paid-in capital	423,551	420,988
Accumulated deficit	(63,553)	(55,976)
Unamortized restricted stock compensation	(869)	(1,226)
Employee notes receivable	(14,321)	(14,456)

Total stockholders’ equity	345,080	349,600

Total liabilities and stockholders’ equity	$1,309,839	$1,295,657

See notes to consolidated financial statements

SUMMIT PROPERTIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Revenues:
Rental	$41,795	$44,541
Other property income	3,070	3,327
Interest	507	758
Other income	132	181
Unrealized gain (loss) on compensation plan investment	178	(29)

Total revenues	45,682	48,778

Expenses:
Property operating and maintenance:
Personnel	3,471	3,359
Advertising and promotion	631	617
Utilities	2,134	2,262
Building repairs and maintenance	1,918	1,945
Real estate taxes and insurance	5,413	5,413
Depreciation	9,777	9,476
Property supervision	1,294	1,430
Other operating expenses	695	705

Total property operating and maintenance expenses	25,333	25,207
Interest	9,055	9,971
Amortization	309	343
General and administrative	1,757	1,233
Adjustment to compensation plan liability	178	(29)

Total Expenses	36,632	36,725
Income on equity investments:
Summit Management Company	21	352
Real estate joint ventures	64	82

Total income on equity investments	85	434

Income before minority interest of common unitholders in Operating Partnership and dividends to preferred unitholders in Operating Partnership	9,135	12,487
Minority interest of common unitholders in Operating Partnership	(693)	(1,327)
Dividends to preferred unitholders in Operating Partnership	(3,105)	(3,105)

Net income	$5,337	$8,055

Per share data:
Net income — basic	$0.20	$0.30

Net income — diluted	$0.19	$0.30

Dividends declared	$0.48	$0.46

Weighted average shares — basic	27,124,382	26,572,548

Weighted average shares — diluted	27,391,526	26,866,277

See notes to consolidated financial statements.

SUMMIT PROPERTIES INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

				Unamortized
		Additional		Restricted	Employee
	Common	Paid-in	Accumulated	Stock	Notes
	Stock	Capital	Deficit	Compensation	Receivable	Total

Balance, December 31, 2001.	$270	$420,988	$(55,976)	$(1,226)	$(14,456)	$349,600
Dividends	—	—	(12,914)	—	—	(12,914)
Proceeds from dividend reinvestment and stock purchase plans	2	2,945	—	—	—	2,947
Conversion of common units to shares	—	62	—	—	—	62
Exercise of stock options	—	20	—	—	—	20
Issuance of restricted stock grants	—	10	—	(10)	—	—
Netdown of restricted stock grants	—	(326)	—	—	—	(326)
Amortization of restricted stock grants	—	—	—	367	—	367
Adjustment for minority interest of common unitholders in Operating Partnership	—	(148)	—	—	—	(148)
Issuance of employee notes receivable	—	—	—	—	(227)	(227)
Repayment of employee notes receivable	—	—	—	—	362	362
Net income	—	—	5,337	—	—	5,337

Balance, March 31, 2002.	$272	$423,551	$(63,553)	$(869)	$(14,321)	$345,080

See notes to consolidated financial statements.

SUMMIT PROPERTIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net income	$5,337	$8,055
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest of common unitholders in Operating Partnership	693	1,327
Income on equity investments	(85)	(434)
Depreciation and amortization	10,437	10,258
Increase in restricted cash	(227)	(898)
Decrease (increase) in other assets	669	(220)
Decrease in accrued interest payable	(919)	(2,703)
Decrease in accounts payable and accrued expenses	(3,040)	(339)
(Decrease) increase in security deposits and prepaid rents	(233)	79

Net cash provided by operating activities	12,632	15,125

Cash flows from investing activities:
Construction of real estate assets and land acquisitions, net of payables	(25,820)	(38,609)
Proceeds from sale of communities	10,307	39,742
Capitalized interest	(2,455)	(3,290)
Investment in real estate joint venture	(6,864)	—
Distribution from real estate joint venture	329	—
Recurring capital expenditures	(994)	(1,002)
Non-recurring capital expenditures	(754)	(1,121)
Property improvements other than capital expenditures	(151)	(1,009)
Decrease in notes receivable	30	14

Net cash used in investing activities	(26,372)	(5,275)

Cash flows from financing activities:
Net borrowings on line of credit	27,000	3,000
Repayments of mortgage debt	(1,427)	(1,405)
Repayments of tax exempt bonds	(280)	(360)
Increase in deferred financing costs	(46)	(85)
Net proceeds from dividend reinvestment and stock purchase plans and exercise of stock options	2,967	2,435
Dividends and distributions to unitholders	(14,162)	(13,549)
Repayments of employee notes receivable	362	398
Increase in employee notes receivable	(227)	(992)

Net cash provided by (used in) financing activities	14,187	(10,558)

Net increase (decrease) in cash and cash equivalents	447	(708)
Cash and cash equivalents, beginning of year	1,814	3,148

Cash and cash equivalents, end of period	$2,261	$2,440

Supplemental disclosure of cash flow information — Cash paid for interest, net of capitalized interest	$9,974	$12,674

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

1. BASIS OF PRESENTATION

We have prepared the accompanying unaudited financial statements in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. We have included all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year. You should read our December 31, 2001 audited financial statements and notes included in our Annual Report on Form 10-K in conjunction with these interim statements.

We conduct substantially all of our business through the Operating Partnership. Summit is the sole general partner and majority owner of the Operating Partnership.

New Accounting Pronouncements — The Financial Accounting Standards Board has approved Statement of Financial Accounting Standard (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, including legal obligations that result from the acquisition, construction, development and/or the normal operation of long-lived assets. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We are evaluating the impact of the adoption of this standard and have not yet determined the effect of adoption on our financial position and results of operations.

Recently Adopted Accounting Pronouncements — On June 29, 2001, the Financial Accounting Standards Board approved SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We adopted SFAS No. 142 on January 1, 2002 and its adoption had no effect on our financial position and results of operations.

The Financial Accounting Standards Board has approved SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and amends Accounting Principles Bulletin (“APB”) No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Along with establishing a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, this standard retains the basic provisions of APB No. 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity. We adopted SFAS No. 144 on January 1, 2002 and its adoption did not have a material impact on our financial position and results of operations for the three months ended March 31, 2002. SFAS No. 144 will require operating results of communities we consider held for sale, as well as those sold, to be included in discontinued operations in our statements of operations.

SUMMIT PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Per Share Data — Basic earnings per share are computed based upon the weighted average number of shares outstanding during the respective period. The difference between “basic” and “diluted” weighted average shares is the dilutive effect of our stock options outstanding. The number of shares added to weighted average shares outstanding for the diluted calculation for the three months ended March 31, 2002 was 267,144 and for the three months ended March 31, 2001 was 293,729. Dilution caused by these options decreased net income per share by $0.01 for the three months ended March 31, 2002 and had no effect on net income per share for the three months ended March 31, 2001.

Deferred Financing Costs — During the three months ended March 31, 2002, we wrote off $601,000 of fully amortized deferred financing costs.

2. REAL ESTATE JOINT VENTURES

We own a 25% equity interest in a joint venture named Station Hill, LLC (“Station Hill”), in which we and Hollow Creek, LLC, a subsidiary of a major financial services company, are members. We are entitled to 25% of the joint venture’s cash flow based on our equity interest. If certain benchmarks are achieved in the future, we would be entitled to a preferred return in excess of 25% of the cash flow. The operating agreement of the joint venture provides that we will be entitled to 25% of the net proceeds upon liquidation of Station Hill, although our interest in the residual value of the joint venture could increase above or decrease below 25%. Our interest in the residual value of the joint venture could decrease below 25% only if we had received a preferred return on cash flow at any time prior to liquidation. Any such decrease would be limited to the extent of the previous preferred return. Station Hill owns four communities and is accounted for on the equity method of accounting and, therefore, our 25% equity interest is presented in “Income on equity investments: Real estate joint ventures” in our consolidated statements of earnings. On August 1, 2001, Station Hill sold an apartment community located in Tampa, Florida formerly known as Summit Station (230 apartment homes).

The following are condensed balance sheets as of March 31, 2002 and December 31, 2001 and income statements for the three months ended March 31, 2002 and 2001 for Station Hill. The balance sheets and income statements set forth below reflect the financial position and operations of Station Hill in its entirety, not just our interest in the joint venture (in thousands).

	Balance Sheets

	March 31,	December 31,
	2002	2001

Real estate assets, net	$73,651	$74,261
Cash and cash equivalents	1,076	901
Other assets	271	283

Total assets	$74,998	$75,445

Mortgages payable	$59,340	$59,536
Other liabilities	786	575
Partners’ capital	14,872	15,334

Total liabilities and partners’ capital	$74,998	$75,445

SUMMIT PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	Income Statements

	Three Months
	Ended March 31,

	2002	2001

Revenues	$2,554	$3,180
Expenses:
Property operating	916	1,090
Interest	995	1,148
Depreciation and amortization	731	803

Total expenses	2,642	3,041

Net (loss) income	$(88)	$139

We own a 49% interest in a joint venture which developed and operates an apartment community located in Atlanta, Georgia known as Summit Cheshire Bridge. This joint venture is accounted for under the equity method of accounting and its operating results are presented in “Income on equity investments: Real estate joint ventures” in our consolidated statements of earnings. The construction costs were funded primarily through a construction loan to the joint venture from an unrelated third party equal to 100% of the construction costs. We had the right to purchase our joint venture partner’s interest in the joint venture, but decided subsequent to December 31, 2001 not to exercise this option which expired on January 17, 2002. Due to our decision not to purchase our joint venture partner’s interest, we were required to make a capital contribution of $6.8 million which represents 25% of the joint venture’s total construction loan amount. We made our contribution on February 15, 2002. This contribution did not change our equity interest in the joint venture. We will receive a preferred return in the amount of 9% per year compounded annually until our $6.8 million capital contribution has been returned as a result of a sale, refinancing or other capital transaction. We are entitled to 49% of the cash flow based on our equity interest, after all preferred return payments have been made. The balance sheet and income statement information for the joint venture is not material to our consolidated financial statements taken as a whole.

On May 25, 2001, we contributed $4.2 million for a 29.78% interest in a joint venture that owns substantially all of the interests in a limited liability company that will develop, through a third-party contractor, an apartment community in Miami, Florida. The community will consist of 323 apartment homes and 17,795 square feet of office/retail space. The construction costs are being funded through the equity which the joint venture contributed to the limited liability company and by a loan to that company from an unrelated third party. In the event that construction costs exceed the construction loan amount, we have agreed to lend to the joint venture, which will in turn advance to the limited liability company, the amount required to fund such cost overruns. This loan would accrue interest at the rate of eleven percent (11%) per year. Upon completion of construction, the joint venture will pay, or refinance, the construction loan. In the event the limited liability company defaults on the construction loan, we have the right, under certain circumstances, to cure the defaults, keep the construction loan in place and complete construction of the community. The joint venture has also acquired an adjacent piece of land. We are serving as the managing member of the joint venture, and Summit Management Company will be the property management company for the project after construction is completed. This project is accounted for on the equity method of accounting.

3. NOTES PAYABLE

We have a syndicated unsecured line of credit in the amount of $225.0 million which matures on September 26, 2004. The credit facility provides funds for new development, acquisitions and general working capital purposes. Loans under the credit facility bear interest at LIBOR plus 100 basis points. The spread component of the aggregate interest rate will change in the event of an upgrade or downgrade of our unsecured

SUMMIT PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

credit rating of BBB- by Standard & Poor’s Rating Services and Baa3 by Moody’s Investors Service. Amounts are borrowed for thirty, sixty or ninety day increments at the appropriate interest rates for such time period. Therefore, amounts are borrowed and repaid within those thirty, sixty or ninety day periods. The credit facility is repayable monthly on an interest only basis with principal due at maturity of each thirty, sixty or ninety day increment. As of March 31, 2002, the outstanding balance of the credit facility was $121.0 million, leaving $104.0 million of remaining availability on the $225.0 million commitment.

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

On April 20, 2000, we commenced a program for the sale by the Operating Partnership of up to $250.0 million aggregate principal amount of medium-term notes due nine months or more from the date of issuance. We had medium-term notes with an aggregate principal amount of $112.0 million outstanding in connection with the MTN program as of March 31, 2002.

On May 29, 1998, we established a program for the sale by the Operating Partnership of up to $95.0 million aggregate principal amount of medium-term notes due nine months or more from the date of issuance. We had medium-term notes with an aggregate principal amount of $25.0 million outstanding in connection with this MTN program as of March 31, 2002. As a result of the commencement of the $250.0 million MTN program, we cannot issue any additional notes under the $95.0 million MTN program.

4. DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to capital market risk, such as changes in interest rates. To manage the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We generally do not utilize derivative financial instruments for trading or speculative purposes. On January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The cumulative effect of adopting SFAS 133 was not material to our financial statements.

As of March 31, 2002, we had one interest rate swap with a notional amount of $30.0 million, relating to $30.0 million of 6.625% fixed rate notes issued under our MTN program. Under the interest rate swap agreement, through the maturity date of December 15, 2003, (a) we have agreed to pay to the counterparty the interest on a $30.0 million notional amount at a floating interest rate of three-month LIBOR plus 11 basis points, and (b) the counterparty has agreed to pay to us the interest on the same notional amount at the fixed rate. The floating rate as of March 31, 2002 was 2.11%. The fair value of the interest rate swap was $1.9 million as of March 31, 2002. The swap has been designated as a fair value hedge of the underlying fixed rate debt obligation and has been recorded as a reduction of the related debt instrument. We assume no ineffectiveness as the interest rate swap meets the short-cut method conditions required under FAS 133 for fair value hedges of debt instruments. Accordingly, no gains or losses were recorded in income relative to our underlying debt and interest rate swap.

5. RESTRICTED STOCK

During the three months ended March 31, 2002, we granted 442 shares of restricted stock valued at $10,000 to employees under our 1994 Stock Option and Incentive Plan. During the three months ended March 31, 2001, we granted 11,668 shares of restricted stock valued at $292,000 under this plan. The value of the restricted

SUMMIT PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

shares has been recorded as unamortized restricted stock compensation and is shown as a separate component of stockholders’ equity in the accompanying balance sheets. Unearned compensation related to these restricted stock grants is being amortized to expense over the vesting periods which range from three to five years.

During the three months ended March 31, 2001, we granted 94,818 shares of restricted stock valued at $1.2 million pursuant to our Performance Stock Award Plan. One half of these shares vested on the date of grant, with the remaining shares vesting in two equal annual installments beginning on January 1, 2002. The value of the shares has been recorded as unamortized restricted stock compensation and is shown as a separate component of stockholders’ equity on the accompanying balance sheets.

During the three months ended March 31, 2002, employees surrendered 13,793 restricted shares valued at $326,000 to satisfy the income tax liability related to the vesting of restricted stock.

6. SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the three months ended March 31, 2002 and 2001 were as follows:

A.	We accrued dividends and distributions payable in the amounts of $14.6 million as of March 31, 2002 and $14.4 million as of March 31, 2001.

B.	We issued 442 shares of restricted stock valued at $10,000 during the three months ended March 31, 2002 under our 1994 Stock Option and Incentive Plan. We issued 11,668 shares of restricted stock valued at $292,000 during the three months ended March 31, 2001 under this plan. We issued 94,818 shares of restricted stock valued at $1.2 million during the three months ended March 31, 2001 in connection with our Performance Stock Award Plan. There were no issuances of restricted stock in connection with this plan during the three months ended March 31, 2002. During the three months ended March 31, 2002, employees surrendered 13,793 restricted shares valued at $326,000 to satisfy the income tax liability related to restricted stock.

C.	We issued 2,842 shares of common stock in exchange for 2,842 common units of limited partnership interest in the Operating Partnership valued at $62,000 during the three months ended March 31, 2002. We issued 4,012 shares of common stock in exchange for 4,012 common units valued at $96,000 during the three months ended March 31, 2001.

D.	The Operating Partnership issued 66,376 common units at a price of $28.625 per unit during the three months ended March 31, 2001 in connection with the purchase of a building and a parcel of land.

7. MINORITY INTEREST

Minority interest of common unitholders consists of the following as of March 31, 2002 and December 31, 2001 (in thousands):

	2002	2001

Minority interest of common unitholders in Operating Partnership	$45,130	$45,986
Minority interest in one operating community	(550)	(494)

	$44,580	$45,492

As of March 31, 2002, there were 30,740,161 common units outstanding, of which 27,184,879, or 88.4%, were owned by Summit and 3,555,282, or 11.6%, were owned by other partners (including certain of our officers and directors). The closing market price of our common stock was $24.50 per share on March 31, 2002.

SUMMIT PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Proceeds from common stock issued are contributed to the Operating Partnership for an equivalent number of common units. Total common stock issued and related proceeds contributed to the Operating Partnership for an equivalent number of common units was 145,000 and 117,000 shares valued at $3.0 million ($21.03 per share average) and $2.5 million ($21.64 per share average) for the three months ended March 31, 2002 and 2001. No individual transaction during the period significantly changed our ownership percentage in the Operating Partnership. Our ownership percentage in the Operating Partnership was 88.4% as of March 31, 2002 and December 31, 2001.

Under certain circumstances, if the holders of common units request redemption of their units, we may elect to have Summit issue shares of common stock in exchange for those common units on a one-for-one basis (subject to adjustment), or we may purchase those common units for cash. Formerly, we had the right to elect to issue shares of our common stock in connection with a redemption of common units. We assigned this right to the Operating Partnership. Shares exchanged are valued based upon the market price per share of our common stock at the date of the exchange. During the three months ended March 31, 2002, we exchanged 2,842 common units valued at $62,000 for shares of common stock. During the three months ended March 31, 2001, we exchanged 4,012 common units valued at $96,000 for shares of common stock.

We issued 66,376 common units at a price of $28.625 per unit as partial consideration for the purchase of a building and a parcel of land during the three months ended March 31, 2001.

8. COMMITMENTS AND CONTINGENCIES

The estimated cost to complete the five development projects currently under construction was $69.9 million as of March 31, 2002. Anticipated construction completion dates of the projects range from the third quarter of 2002 to the fourth quarter of 2003.

On January 19, 2000, the Operating Partnership entered into a real estate purchase agreement with a third-party real estate developer. Under the terms of the agreement, the Operating Partnership has agreed to purchase upon completion a “Class A” mixed-use community, which will be called Summit Brickell, and is located in Miami, Florida. The Operating Partnership will purchase Summit Brickell upon the earlier of one year after construction completion or the achievement of 80% occupancy. The Operating Partnership may extend this closing obligation for six months after the initial purchase period. The Operating Partnership expects to close on the purchase of Summit Brickell during late 2002 or in 2003. The final purchase price will be determined based on budgeted construction costs plus a bonus to the developer based on the capitalized income of the property at the time of purchase. In the event there are net cost savings during construction, a portion of such savings will be used to reduce the purchase price and a portion will be paid as an incentive to the developer pursuant to an agreed upon formula. In the event there are net cost overruns during construction, the developer will be responsible for funding such overruns unless those overruns result from design change orders which are requested by the Operating Partnership; such overruns will be added to the purchase price. The purchase price is expected to range from $50.5 million to $60.0 million. The purchase of Summit Brickell by the Operating Partnership is subject to customary closing conditions. The Operating Partnership has issued a letter of credit in the amount of $13.0 million, which will serve as a credit enhancement to the developer’s construction loan. In the event that any amount under the letter of credit is drawn upon, the Operating Partnership shall be treated as having issued a loan to the developer in the amount of such draw. Any such loan will accrue interest at a rate of eighteen percent (18%) per year.

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

SUMMIT PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

salary amount due shall be payable through 2011 whether or not the agreements are terminated earlier in accordance with their terms.

9. BUSINESS SEGMENTS

We develop, operate and acquire “Class A” luxury apartment communities primarily in markets with high growth potential. We develop apartments solely for our own use and do not perform development activities for third parties. All of our communities target middle to upper income, prestige-conscious residents who expect outstanding service and the latest in apartment design technology, as well as convenience. Our communities provide amenities including swimming pools, clubhouses, exercise rooms and “Peak Services.” Peak Services include, but are not limited to, Same Day Maintenance Service and Emergency Maintenance available 24 hours a day, business services, package acceptance and delivery, a video library and loaner living accessories. All of our communities market themselves through media advertising. Due to the similarities of our communities and their similar economic characteristics as exhibited through similar long-term financial performance, our communities have been aggregated into one reportable segment as allowed in accordance with SFAS No. 131.

10. PREFERRED UNITS

As of March 31, 2002, the Operating Partnership had outstanding 3.4 million preferred units of limited partnership interest designated as 8.95% Series B Cumulative Redeemable Perpetual Preferred Units. These preferred units are redeemable by the Operating Partnership on or after April 29, 2004 for cash at a redemption price equal to the holder’s capital account, or at our option, shares of our 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock, or a combination of cash and shares of our 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock. Holders of the Series B preferred units have the right to exchange these preferred units for shares of our Series B preferred stock on a one-for-one basis, subject to adjustment: (a) on or after April 29, 2009, (b) if full quarterly distributions are not made for six quarters, or (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the preferred units for federal income tax purposes. The Series B preferred units have no stated maturity, are not subject to any sinking fund or mandatory redemption, and are not convertible into any other securities of Summit or the Operating Partnership. Distributions on the Series B preferred units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.95% per year of the $25.00 original capital contribution. We made distributions to the holders of the Series B preferred units in the aggregate amount of $1.9 million during each of the three months ended March 31, 2002 and 2001.

As of March 31, 2002, the Operating Partnership had outstanding 2.2 million preferred units of limited partnership interest designated as 8.75% Series C Cumulative Redeemable Perpetual Preferred Units. The preferred units are redeemable by the Operating Partnership on or after September 3, 2004 for cash at a redemption price equal to the holder’s capital account. Holders of the Series C preferred units have the right to exchange these preferred units for shares of our Series C preferred stock on a one-for-one basis, subject to adjustment: (a) on or after September 3, 2009, (b) if full quarterly distributions are not made for six quarters, (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the preferred units for federal income tax purposes, or (d) if the holdings in the Operating Partnership of the Series C unitholder exceed 18% of the total profits of or capital interest in the Operating Partnership for a taxable year. The Series C preferred units have no stated maturity, are not subject to any sinking fund or mandatory redemption, and are not convertible into any other securities of Summit or the Operating Partnership. Distributions on the Series C preferred units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.75% per year of the $25.00 original capital contribution. We made distributions to the holder of the Series C preferred units in the aggregate amount of $1.2 million during each of the three months ended March 31, 2002 and 2001.

SUMMIT PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

11. COMMON STOCK REPURCHASE PROGRAM

On March 12, 2000, our Board of Directors authorized a common stock repurchase program pursuant to which we were authorized to purchase up to an aggregate of $25.0 million of currently issued and outstanding shares of our common stock. During 2001, our Board of Directors increased the size of this common stock repurchase program to $56.0 million. All repurchases have been, and will be, made on the open market at prevailing prices or in privately negotiated transactions. This authority may be exercised from time to time and in such amounts as market conditions warrant. We did not repurchase any shares of our common stock during the three months ended March 31, 2002 or 2001.

12. SUBSEQUENT EVENTS

On April 11, 2002, we sold one apartment community formerly known as Summit Breckenridge (300 apartment homes) located in Richmond, Virginia for $22.8 million. The disposition of Summit Breckenridge resulted in the recognition of a gain on sale of $13.8 million. Net proceeds of $22.5 million were placed into escrow in accordance with like-kind exchange rules and regulations and are expected to be used to fund development activities. Summit Breckenridge was appropriately classified as held for sale prior to the adoption of SFAS No. 144 and, therefore, we have continued to reflect its operations in income from continuing operations as allowed by APB No. 30.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, all references to “we,” “our” or “us” in this report refer collectively to Summit Properties Inc., a Maryland corporation (“Summit”), and its subsidiaries, including Summit Properties Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), considered as a single enterprise. Summit is the sole general partner of the Operating Partnership.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume” and other similar expressions which predict or indicate future events and trends and which do not relate to historical matters. In addition, information concerning the following are forward-looking statements:

•	the future operating performance of stabilized communities, including estimated growth rates;

•	the proposed development, acquisition or disposition of communities;

•	anticipated construction commencement and completion dates and lease-up dates; and

•	estimated development costs.

You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	economic conditions generally and the real estate market specifically, including changes in occupancy rates, market rents, rental rate concessions and job growth, the continuing deceleration of economic conditions in our markets, and the failure of national and local economic conditions to rebound in a timely manner;

•	uncertainties associated with our development activities, including the failure to obtain zoning and other approvals, actual costs exceeding our budgets and increases in construction costs;

•	the failure of acquisitions to yield expected results;

•	the failure to sell communities marketed for sale, including properties currently under contract for sale which are subject to customary closing conditions, or to sell these communities in a timely manner or on favorable terms;

•	construction delays due to the unavailability of materials, weather conditions or other delays;

•	competition, which could limit our ability to secure attractive investment opportunities, lease apartment homes or increase or maintain rents;

•	supply and demand for apartment communities in our current and proposed market areas, especially our core markets described below;

•	availability and cost of financing and access to cost-effective capital;

•	the inability to refinance existing indebtedness or to refinance existing indebtedness on favorable terms;

•	changes in interest rates;

•	legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts (“REITs”);

•	changes in accounting principles generally accepted in the United States of America (“GAAP”), or policies and guidelines applicable to REITs; and

•	those factors discussed below and in the sections entitled “Results of Operations for the Three Months Ended March 31, 2002 and 2001” on page 17 of this report, “Operating Performance of Our Fully Stabilized Communities” beginning on page 19 of this report, “Operating Performance of Our Communities in Lease-up” beginning on page 20 of this report and “Factors Affecting the Performance of Our Development Communities” beginning on page 27 of this report.

You should consider these risks and uncertainties in evaluating forward-looking statements and you should not place undue reliance on forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the date of this report. We do not undertake to update these forward-looking statements. You should read the following discussion in conjunction with our unaudited consolidated financial statements and notes which accompany this report, and our audited financial statements for the year ended December 31, 2001 and the related notes included in our annual report on Form 10-K.

Summit is a real estate operating company that has elected REIT status and focuses on the operation, development and acquisition of “Class A” luxury apartment communities located throughout the Southeast, Midwest and Mid-Atlantic United States, as well as in Texas. We focus our efforts in seven core markets, with particular emphasis on Washington, D.C., South Florida and Atlanta, Georgia. Our other core markets are Dallas and Austin, Texas and Raleigh-Durham and Charlotte, North Carolina. Because we focus on these seven core markets, changes in local economic and market conditions in these markets may significantly affect our current operations and future prospects.

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with GAAP. A summary of our significant accounting policies is disclosed in Note 3 to our consolidated financial statements which are included in our annual report on Form 10-K for the year ended December 31, 2001. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As an owner, operator and developer of apartment communities, our critical accounting policies are related to rental revenue recognition, cost capitalization and asset impairment evaluation.

We lease our residential properties under operating leases with terms of generally one year or less. Rental revenue is recognized on the accrual method of accounting as earned, which is not materially different from revenue recognition on a straight-line basis. We lease our office and retail space under operating leases with terms ranging from two to ten years. Rental revenue for office space is recognized on a straight-line basis over the lives of the respective leases.

Expenditures directly related to the acquisition, development and improvement of real estate assets are capitalized at cost as land, buildings and improvements. Improvements are categorized as either non-recurring or recurring capitalized expenditures. Non-recurring capitalized expenditures primarily consist of the cost of improvements such as new garages, water submeters, gated security access and improvements made in conjunction with major renovations of apartment homes. Recurring capitalized expenditures consist primarily of floor coverings, furniture, appliances and equipment, and exterior paint and carpentry. Repairs and maintenance, such as landscaping maintenance, interior painting and cleaning and supplies used in such activities, are expensed as incurred and we do not accrue for such costs in advance.

We capitalize interest, the cost of our development efforts directly related to apartment construction, and certain operational costs for communities under construction and in lease-up. Interest costs are capitalized in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 34 and depreciated over the lives of the constructed assets based on the ratio of those units available for rental to the total number of units in the community. We capitalize the cost of our development department efforts to the projects currently under construction at a rate of 3.0% of such construction assets. Such costs are then depreciated over the lives of the constructed assets upon their completion. We treat each unit in an apartment community separately for capitalization and expense recognition purposes. This results in a proration of interest and operational costs in a development community between costs that are capitalized or expensed. As units become available for rental, we cease capitalization of interest and operational costs on those units based on the ratio of those available for rental to the total number of units in the community.

We record our real estate assets at cost less accumulated depreciation and, if there are indications that impairment exists, adjust the carrying value of those assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Assets to be disposed of are recorded at the lower of carrying amount or fair value less cost to sell.

HISTORICAL RESULTS OF OPERATIONS

Our net income is generated primarily from operations of our apartment communities. The changes in operating results from period to period reflect changes in existing community performance and changes in the number of apartment homes due to development, acquisition, or disposition of communities. Where appropriate, comparisons are made on a “fully stabilized communities,” “acquisition communities,” “stabilized development communities,” “communities in lease-up” and “disposition communities” basis in order to adjust for changes in the number of apartment homes. We consider a community to be “stabilized” when it has attained a physical occupancy level of at least 93%. A community that we have acquired is deemed “fully stabilized” when we have owned it for one year or more as of the beginning of the current year. A community that we have developed is deemed “fully stabilized” when stabilized for at least one year as of the beginning of the current year. A community is deemed to be a “stabilized development” community when stabilized as of the beginning of the current year but not the entire prior year. A community in lease-up is defined as one that has commenced rental operations but was not stabilized as of the beginning of the current year. A community’s average physical occupancy is defined as the number of apartment homes occupied divided by the total number of apartment homes contained in the community, expressed as a percentage. Average physical occupancy has been calculated using the average of the occupancy that existed on Sunday during each week of the period. Average monthly rental revenue presented represents the average monthly net rental revenue per occupied apartment home. Our methodology for calculating average physical occupancy and average monthly rental revenue may differ from the methodology used by other apartment companies and, accordingly, may not be comparable to other apartment companies.

     Results of Operations for the Three Months Ended March 31, 2002 and 2001

Income before minority interest of common unitholders in the Operating Partnership and dividends to preferred unitholders in the Operating Partnership decreased to $9.1 million for the three months ended March 31, 2002 from $12.5 million for the three months ended March 31, 2001. The decrease is primarily due to a reduction in property operating income of $2.8 million from our portfolio of communities. Property operating income is defined as rental and other property revenues less property operating and maintenance expense. We believe that property operating income is a meaningful measure for an investor’s analysis of community performance as it represents the most consistent, comparable operating performance among our communities. Depreciation is a fixed cost not controllable by our property management staff and not all communities are encumbered by financing instruments. Therefore, all property operating and maintenance expense amounts in this Management’s Discussion and Analysis section are presented before depreciation, interest and amortization. Property operating income does not include any allocation of corporate overhead. You should not consider property operating income as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or as an alternative to cash flows form operating activities (determined in accordance with GAAP), as a measure of our liquidity. Our calculation of property operating income may differ from the methodology and definition used by other apartment companies, and accordingly, may not be comparable to similarly entitled measures used by other apartment companies.

We have experienced weakening fundamentals, primarily a decline in the demand for apartment homes, in all of our markets during the past year and the three months ended March 31, 2002. This weakness has been due to the downturn in the national economy as well as declining economic conditions in our core markets. Local demand for apartment homes has declined due to lower job growth, a primary driver of apartment demand, which has led to lower rental rates and higher concessions. Additionally, the favorable interest rate environment has encouraged residents to leave our communities to purchase homes and has provided the opportunity for private developers to continue to add to the supply of apartments in our core markets. Although the current political and economic environment is unpredictable, we expect these trends to continue through the end of the 2002 fiscal year.

Operating Performance of Our Portfolio of Communities

The operating performance of our communities for the three months ended March 31, 2002 and 2001 is summarized below (dollars in thousands).

	Three Months Ended March 31,

	2002	2001	% Change

Property revenues:
Fully stabilized communities	$39,140	$39,809	-1.7%
Stabilized development communities	2,665	2,311	15.3%
Communities in lease-up	3,060	1,162	163.3%
Communities sold	—	4,585	-100.0%

Total property revenues	44,865	47,867	-6.3%

Property operating and maintenance expense:
Fully stabilized communities	13,337	12,953	3.0%
Stabilized development communities	889	751	18.4%
Communities in lease-up	1,330	478	177.9%
Communities sold	—	1,548	-100.0%

Total property operating and maintenance expense	15,556	15,730	-1.1%

Property operating income	$29,309	$32,137	-8.8%

Apartment homes, end of period	17,500	18,928	-7.5%

A summary of our apartment homes (excluding joint ventures) for the three months ended March 31, 2002 and 2001 is as follows:

	2002	2001

Apartment homes at January 1 of the year	16,739	18,928
Developments which began rental operations during the period	761	—

Apartment homes at March 31 of the year	17,500	18,928

Operating Performance of Our Fully Stabilized Communities

The operating performance of our communities stabilized prior to January 1, 2001 is summarized below (dollars in thousands except average monthly rental revenue):

	Three Months Ended March 31,

	2002	2001	% Change

Property revenues:
Rental	$36,451	$37,186	-2.0%
Other	2,689	2,623	2.5%

Total property revenues	39,140	39,809	-1.7%

Property operating and maintenance expense:
Personnel	2,983	2,720	9.7%
Advertising and promotion	466	426	9.4%
Utilities	1,742	1,785	-2.4%
Building repairs and maintenance	1,678	1,667	-0.7%
Real estate taxes and insurance	4,812	4,675	2.9%
Property supervision	1,090	1,112	-2.0%
Other operating expense	566	568	-0.4%

Total property operating and maintenance expense	13,337	12,953	3.0%

Property operating income	$25,803	$26,856	-3.9%

Average physical occupancy	93.6%	93.5%	0.1%

Average monthly rental revenue	$914	$940	-2.8%

Number of apartment homes	14,459	14,459

Number of apartment communities	48	48

For the three-month period, property revenues declined due to weakening fundamentals in our markets primarily driven by (a) a decline in job growth, (b) residents leaving our communities to purchase homes in the low interest rate environment, and (c) new supply of apartment homes added to our core markets by builders enjoying the low interest rates. The current level of concessions offered to residents in our markets during the quarter ranged from one to three months, an unusually high rate for us, and we expect concessions to continue in our core markets. The increase in other property revenues is the result of increases in such income items as water sub-meter income, trash fees and redecorating fees. The increase in advertising costs for the three-month period is primarily due to an increase in fees paid to locator companies for assistance in referring residents to our communities. As a percentage of total property revenue, total property operating and maintenance expenses increased to 34.1% for the three months ended March 31, 2002 from 32.5% for the three months ended March 31, 2001. We expect that property operating income for our fully stabilized pool of communities will continue to decline for the remainder of the fiscal year based on what we believe to be reasonable assumptions as to future economic conditions and the quantity of competitive supply expected in our markets. However, there can be no assurance that actual results will not differ from this assumption, especially due to the unpredictable nature of the current economy.

Operating Performance of Our Stabilized Development Communities

Summit Lenox and Summit Russett are considered stabilized development communities as of March 31, 2002. Summit Lenox is an existing community which underwent major renovations during 1999 and 2000. Its operating results are included in results of stabilized development communities as it reached stabilization after renovation subsequent to January 1, 2001.

The operating performance of these two communities for the three months ended March 31, 2002 and 2001 is summarized below (dollars in thousands except average monthly rental revenue):

	Three Months
	Ended March 31,

	2002	2001

Property revenues:
Rental	$2,473	$2,121
Other	192	190

Total property revenues	2,665	2,311
Property operating and maintenance expense	889	751

Property operating income	$1,776	$1,560

Average physical occupancy	92.3%	81.9%

Average monthly rental revenue	$1,067	$1,074

Number of apartment homes	857	857

The unleveraged yield on those communities considered stabilized development communities in 2002, defined as property operating income as a percentage of total development cost, was 11.9% for the three months ended March 31, 2002.

Operating Performance of Our Communities in Lease-up

A summary of the seven communities in lease-up during the three months ended March 31, 2002 and 2001 is as follows (dollars in thousands):

		Total	Actual/		Q1 2002	% Leased
	Number of	Actual/	Anticipated	Actual/	Average	as of
	Apartment	Estimated	Construction	Anticipated	Physical	March 31,
Community	Homes	Cost	Completion	Stabilization	Occupancy	2002

Summit Grandview — Charlotte, NC (1)	266	$51,404	Q4 2000	Q4 2001	92.9%	97.0%
Summit Crest — Raleigh, NC	438	32,612	Q3 2001	Q3 2002	67.1%	82.0%
Summit Peachtree City — Atlanta, GA	399	33,591	Q3 2001	Q3 2002	47.9%	59.9%
Summit Overlook — Raleigh, NC	320	28,376	Q4 2001	Q3 2002	63.2%	82.8%
Summit Shiloh II — Atlanta, GA	50	4,015	Q1 2002	Q2 2002	12.2%	64.0%
Summit Brookwood — Atlanta, GA (2)	359	41,500	Q4 2002	Q2 2003	0.6%	0.6%
Summit Valleybrook — Philadelphia, PA (2)	352	37,000	Q1 2003	Q3 2003	4.0%	10.2%

	2,184	$228,498

(1)	The apartment homes at Summit Grandview stabilized during the fourth quarter of 2001. Stabilization, occupancy and percent leased information in the table above represents data for the apartment units only. The 75,203 square feet of commercial space at Summit Grandview was 76.3% leased and 76.3% occupied as of March 31, 2002.
(2)	The related assets of this property are included in the “Construction in progress” category as of March 31, 2002.

The actual stabilization dates for our communities in lease-up may be later than anticipated if economic conditions in the relevant markets continue to decline or do not recover in a timely manner. The rental rates that we charge may also be less than expected, and we may need to offer rent concessions to residents.

The operating performance of our lease-up communities for the three months ended March 31, 2002 and 2001 is summarized below (dollars in thousands):

	Three Months
	Ended March 31,

	2002	2001

Property revenues:
Rental	$2,871	$981
Other	189	181

Total property revenues	3,060	1,162
Property operating and maintenance expense	1,330	478

Property operating income	$1,730	$684

Number of apartment homes	2,184	1,423

Operating Performance of Our Disposition Communities

We did not dispose of any communities during the three months ended March 31, 2002. The information in the table below represents operating results for the three months ended March 31, 2001 for the following communities sold during 2001 (referred to in this report using former community names): Summit Palm Lake, Summit Arbors, Summit Radbourne, Summit Lofts, Summit Gateway, Summit Stony Point, Summit Deerfield, Summit Waterford and Summit Walk (dollars in thousands):

	Three Months
	Ended March 31,

	2002	2001

Property revenues:
Rental	$—	$4,253
Other	—	332

Total property revenues	—	4,585
Property operating and maintenance expense	—	1,548

Property operating income	$—	$3,037

Number of apartment homes	—	2,189

Operating Performance of Summit Management Company

The Operating Partnership owns 1% of the voting stock and 99% of the non-voting stock of Summit Management Company (the “Management Company”). The remaining 99% of voting stock and 1% of non-voting stock are held by one of the Co-Chairmen of our Board of Directors. As a result of this stock ownership, the Operating Partnership has a 99% economic interest and the Co-Chairman has a 1% economic interest in the Management Company. Because of our ability to exercise significant influence, the Management Company is accounted for on the equity method of accounting. The operating performance of the Management Company and its wholly-owned subsidiary, Summit Apartment Builders, Inc., for the three months ended March 31, 2002 and 2001 is summarized below (in thousands):

	Three Months Ended March 31,

	2002	2001	% Change

Revenues:
Management fees charged to Operating Partnership	$1,520	$1,936	-21.5%
Third party management fee revenue	210	234	-10.3%
Construction revenue charged to Operating Partnership	502	755	-33.5%
Other revenue	75	77	-2.6%

Total revenue	2,307	3,002	-23.2%

Expenses:
Operating	2,061	2,420	-14.8%
Depreciation	77	80	-3.8%
Amortization	73	75	-2.7%
Interest	75	75	0.0%

Total expenses	2,286	2,650	-13.7%

Net income	$21	$352	-94.0%

The decrease in management fees charged to the Operating Partnership for the three-month period is primarily due to a decrease of fees earned from communities under development as a result of the stage of development of such communities during the first quarter of 2002 when compared to the first quarter of 2001. Construction revenue declined by 33.5% due to a reduction in our development activity. All of the construction revenue during the three months ended March 31, 2002 and 2001 was from contracts with the Operating Partnership. We have curtailed, and may continue to curtail, our development efforts to increase our financial flexibility in the current economic environment. Operating expenses decreased at the Management Company primarily due to a reduction in staffing.

Property management revenues included property management fees from third parties of $210,000 for the three months ended March 31, 2002 and $234,000 for the three months ended March 31, 2001. Property management fees from third parties as a percentage of total property management revenues were 12.1% for the three months ended March 31, 2002 and 10.8% for the three months ended March 31, 2001.

Other Income and Expenses

Interest income decreased by $251,000 to $507,000 for the three months ended March 31, 2002 when compared to the same period in 2001, primarily due to a reduction of $178,000 in interest earned on proceeds from property sales placed in escrow in accordance with like-kind exchange income tax regulations.

Interest expense decreased by $916,000, or 9.2%, for the three months ended March 31, 2002 compared with the same period in 2001 primarily due to a decrease in our average interest rate from 2001 to 2002 of 0.58% and a decrease in our average indebtedness outstanding from 2001 to 2002 of $22.3 million.

General and administrative expenses increased $524,000, or 42.5%, for the three months ended March 31, 2002 as compared to the same period in 2001. This increase was primarily the result of an increase in compensation costs of $43,000 due to stock grants which vested during the three months ended March 31,

2002, an increase in compensation costs of $38,000 related to the accrual of the value of a portion of shares to be issued under our 2001 Performance Stock Award plan, as well as an increase in the amount accrued for the costs of executive compensation of $250,000 during the three months ended March 31, 2002. The shares to be issued under the 2001 Performance Stock Award plan will be issued only if we achieve certain benchmarks related to our average annual total return to our stockholders over the period from January 1, 2001 to December 31, 2003 in comparison to the same measure for the same period of our peers. The executive compensation accrued during the three months ended March 31, 2002 will be paid only if certain performance objectives are met for the entire 2002 fiscal year by us and by the executives as defined in each executive’s respective employment agreement. We also increased our accounting and legal fee accruals by a total of $105,000 during the three months ended March 31, 2002. As a percentage of revenues, general and administrative expenses were 3.8% and 2.5% for the three months ended March 31, 2002 and 2001.

Liquidity and Capital Resources

  Liquidity

Our net cash provided by operating activities decreased from $15.1 million for the three months ended March 31, 2001 to $12.6 million for the same period in 2002, primarily due to a $2.8 million decrease in property operating income.

Net cash used in investing activities increased to $26.4 million for the three months ended March 31, 2002 from $5.3 million for the same period in 2001 due to an increase in cash used to invest in real estate joint ventures of $6.5 million and a decrease in proceeds from the sale of communities of $29.4 million, offset by a $12.8 million decrease in construction spending. We have curtailed, and may continue to curtail, our development spending in an effort to increase our financial flexibility in the current economic environment. Property sale proceeds from three of nine communities sold during 2001 were placed in escrow in accordance with like-kind exchange income tax rules and regulations. Proceeds from the sale of communities represent funds expended from these like-kind exchange escrows. In the event proceeds from these property sales are not fully invested in qualified like-kind property during the required time period, a special distribution may be made or company level tax may be incurred.

Net cash provided by financing activities was $14.2 million for the three months ended March 31, 2002. Net cash used in financing activities was $10.6 million for the three months ended March 31, 2001. The increase in cash provided by financing activities is primarily due to an increase in net borrowings on our unsecured credit facility of $24.0 million. The proceeds from the credit facility borrowings were primarily used to fund development activity.

The ratio of earnings to fixed charges was 1.24 for the three months ended March 31, 2002 compared to 1.36 for the three months ended March 31, 2001. The decrease in the ratio of earnings to fixed charges is primarily due to a $2.8 million decrease in property operating income.

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

Our outstanding indebtedness as of March 31, 2002 totaled $742.8 million. This amount included $288.0 million of fixed rate conventional mortgages, $21.9 million of variable rate tax-exempt bonds, $308.0 million of fixed rate unsecured notes, $3.9 million of tax-exempt fixed rate mortgages, and $121.0 million under our unsecured credit facility.

We expect to meet our liquidity requirements over the next twelve months, including payments of dividends and distributions as well as recurring capital expenditures relating to maintaining our existing communities, primarily through our working capital, net cash provided by operating activities and borrowings under our unsecured credit facility.

We expect to meet our long-term liquidity requirements, such as scheduled mortgage debt maturities, property acquisitions, financing of construction and development activities and other non-recurring capital improvements, through the issuance of unsecured notes and equity securities, from undistributed cash flow, from proceeds received from the disposition of certain communities and, in connection with the acquisition of land or improved property, through the issuance of common units. We believe that we have adequate borrowing capacity and accessibility to attractive disposition opportunities to fund our long-term liquidity requirements.

  Credit Facility

We have a syndicated unsecured line of credit in the amount of $225.0 million which matures on September 26, 2004. The credit facility provides funds for new development, acquisitions and general working capital purposes. Loans under the credit facility bear interest at LIBOR plus 100 basis points. The spread component of the aggregate interest rate will change in the event of an upgrade or downgrade of our unsecured credit rating of BBB- by Standard & Poor’s Rating Services and Baa3 by Moody’s Investors Service. Amounts are borrowed for thirty, sixty or ninety day increments at the appropriate interest rates for such time period. Therefore, amounts are borrowed and repaid within those thirty, sixty or ninety day periods. The credit facility is repayable monthly on an interest only basis with principal due at maturity of each thirty, sixty or ninety day increment. As of March 31, 2002, the outstanding balance of the credit facility was $121.0 million, leaving $104.0 million of remaining availability on the $225.0 million commitment.

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

  Medium-Term Notes

On April 20, 2000, we commenced a program for the sale by the Operating Partnership of up to $250.0 million aggregate principal amount of medium-term notes due nine months or more from the date of issuance. We had medium-term notes with an aggregate principal amount of $112.0 million outstanding in connection with the MTN program as of March 31, 2002.

On May 29, 1998, we established a program for the sale by the Operating Partnership of up to $95.0 million aggregate principal amount of medium-term notes due nine months or more from the date of issuance. We had medium-term notes with an aggregate principal amount of $25.0 million outstanding in connection with this MTN program as of March 31, 2002. As a result of the commencement of the $250.0 million MTN program, we cannot issue any additional notes under the $95.0 million MTN program.

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

As of March 31, 2002, we had one interest rate swap with a notional amount of $30.0 million, relating to $30.0 million of 6.625% fixed rate notes issued under our MTN program. Under the interest rate swap agreement, through the maturity date of December 15, 2003, (a) we have agreed to pay to the counterparty the interest on a $30.0 million notional amount at a floating interest rate of three-month LIBOR plus 11 basis points, and (b) the counterparty has agreed to pay to us the interest on the same notional amount at the fixed rate. The floating rate as of March 31, 2002 was 2.11%. The fair value of the interest rate swap was $1.9 million as of March 31, 2002. The swap has been designated as a fair value hedge of the underlying fixed rate debt obligation and has been recorded as a reduction of the related debt instrument. We assume no ineffectiveness as the interest rate swap meets the short-cut method conditions required under FAS 133 for fair value hedges of debt instruments. Accordingly, no gains or losses were recorded in income relative to our underlying debt and interest rate swap.

  Preferred Units

As of March 31, 2002, the Operating Partnership had outstanding 3.4 million preferred units of limited partnership interest designated as 8.95% Series B Cumulative Redeemable Perpetual Preferred Units. These preferred units are redeemable by the Operating Partnership on or after April 29, 2004 for cash at a redemption price equal to the holder’s capital account or, at our option, shares of our 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock, or a combination of cash and shares of our 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock. Holders of the Series B preferred units have the right to exchange these preferred units for shares of our Series B preferred stock on a one-for-one basis, subject to adjustment: (a) on or after April 29, 2009, (b) if full quarterly distributions are not made for six quarters, or (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the preferred units for federal income tax purposes. The Series B preferred units have no stated maturity, are not subject to any sinking fund or mandatory redemption, and are not convertible into any other securities of Summit or the Operating Partnership. Distributions on the Series B preferred units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.95% per year of the $25.00 original capital contribution. We made distributions to the holders of the Series B preferred units in the aggregate amount of $1.9 million during the three months ended March 31, 2002 and 2001.

As of March 31, 2002, the Operating Partnership had outstanding 2.2 million preferred units of limited partnership interest designated as 8.75% Series C Cumulative Redeemable Perpetual Preferred Units. The preferred units are redeemable by the Operating Partnership on or after September 3, 2004 for cash at a redemption price equal to the holder’s capital account. Holders of the Series C preferred units have the right to exchange these preferred units for shares of our Series C preferred stock on a one-for-one basis, subject to adjustment: (a) on or after September 3, 2009, (b) if full quarterly distributions are not made for six quarters, (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the preferred units for federal income tax purposes, or (d) if the holdings in the Operating Partnership of the Series C unitholder exceed 18% of the total profits of or capital interest in the Operating Partnership for a taxable year. The Series C preferred units have no stated maturity, are not subject to any sinking fund or mandatory redemption, and are not convertible into any other securities of Summit or the Operating Partnership. Distributions on the Series C preferred units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.75% per year of the $25.00 original capital contribution. We made distributions to the holder of the Series C preferred units in the aggregate amount of $1.2 million during each of the three months ended March 31, 2002 and 2001.

     Common Stock Repurchase Program

On March 12, 2000, our Board of Directors authorized a common stock repurchase program pursuant to which we were authorized to purchase up to an aggregate of $25.0 million of currently issued and outstanding shares of our common stock. During 2001, our Board of Directors increased the size of this common stock repurchase program to $56.0 million. All repurchases have been, and will be, made on the open market at prevailing prices or in privately negotiated transactions. This authority may be exercised from time to time and in such amounts as market conditions warrant. We did not repurchase any shares of our common stock during the three months ended March 31, 2002 or 2001.

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

Communities Held for Sale

As of March 31, 2002, we had one community, Summit Breckenridge located in Richmond, Virginia, under contract for sale. On April 11, 2002, we sold Summit Breckenridge (300 apartment homes) for $22.8 million. The disposition of Summit Breckenridge resulted in the recognition of a gain on sale of $13.8 million. Net proceeds of $22.5 million were placed into escrow in accordance with like-kind exchange rules and regulations and are expected to be used to fund development activities. Summit Breckenridge was appropriately classified as held for sale prior to the adoption of SFAS No. 144 and, therefore, we have continued to reflect its operations in income from continuing operations as allowed by Accounting Principles Board No. 30.

Subsequent to March 31, 2002, we executed separate contracts for the sale of two communities. The two communities are Summit Belmont located in Fredericksburg, Virginia (300 apartment homes) and Summit Stonefield located in Philadelphia, Pennsylvania (216 apartment homes). The net book value of the real estate assets of these communities was $25.1 million as of March 31, 2002. Property operating income of these two communities represented 4.1% of property operating income for all of our communities for the three months ended March 31, 2002 and 3.5% of property operating income for all of our communities for the same period in 2001. We do not expect to incur a loss upon sale of these communities either individually or in the aggregate. Proceeds from the sale of these communities are expected to be used to fund future development. The closing of each of these community dispositions is subject to customary closing conditions. We cannot assure you that these two communities, or other communities that we market for sale, will be sold in a timely manner, on favorable terms or at all.

Development Activity

Our construction in progress as of March 31, 2002 is summarized as follows (dollars in thousands):

		Total		Estimated	Anticipated
	Apartment	Estimated	Cost To	Cost To	Construction
Community	Homes	Costs	Date	Complete	Completion

Summit Valleybrook — Philadelphia, PA (1)	352	$37,000	$29,725	$7,275	Q1 2003
Summit Grand Parc — Washington, D.C.	105	35,900	31,339	4,561	Q3 2002
Summit Brookwood — Atlanta, GA (1)	359	41,500	27,640	13,860	Q4 2002
Summit Roosevelt — Washington, D.C.	198	49,600	24,541	25,059	Q3 2003
Summit Stockbridge — Atlanta, GA	304	23,600	4,482	19,118	Q4 2003
Other development and construction costs (2)	—	—	48,811	—

	1,318	$187,600	$166,538	$69,873

(1)	These communities were in lease-up as of March 31, 2002.

(2)	Consists primarily of land held for development and other pre-development costs.

Estimated costs to complete the development communities listed above of $69.9 million, as well as our commitment to purchase Summit Brickell for an estimated price ranging from $50.5 million to $60.0 million (see section entitled “Commitments and Contingencies” below), represent substantially all of our material commitments for capital expenditures as of March 31, 2002. We have curtailed, and may continue to curtail, our development spending in an effort to increase our financial flexibility in the current economic environment.

     Factors Affecting the Performance of Our Development Communities

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

In addition, we are conducting feasibility and other pre-development work for six communities. We could abandon the development of any one or more of these potential communities in the event that we determine that market conditions do not support development, financing is not available on favorable terms or at all, or we are unable to obtain necessary permits and authorizations, or due to other circumstances which may prevent development. There can be no assurance that, if we do pursue one or more potential communities, that we will be able to complete construction within the currently estimated development budgets or that construction can be started at the time currently anticipated.

Commitments and Contingencies

The estimated cost to complete the five development projects currently under construction was $69.9 million as of March 31, 2002. Anticipated construction completion dates of the projects range from the third quarter of 2002 to the fourth quarter of 2003.

On January 19, 2000, the Operating Partnership entered into a real estate purchase agreement with a third-party real estate developer. Under the terms of the agreement, the Operating Partnership has agreed to purchase upon completion a “Class A” mixed-use community, which will be called Summit Brickell, and is located in Miami, Florida. The Operating Partnership will purchase Summit Brickell upon the earlier of one year after construction completion or the achievement of 80% occupancy. The Operating Partnership may extend this closing obligation for six months after the initial purchase period. The Operating Partnership expects to close on the purchase of Summit Brickell during late 2002 or in 2003. The final purchase price will be determined based on budgeted construction costs plus a bonus to the developer based on the capitalized income of the property at the time of purchase. In the event there are net cost savings during construction, a portion of such savings will be used to reduce the purchase price and a portion will be paid as an incentive to the developer pursuant to an agreed upon formula. In the event there are net cost overruns during construction, the developer will be responsible for funding such overruns unless those overruns result from design change orders which are requested by the Operating Partnership; such overruns will be added to the purchase price. The purchase price is expected to range from $50.5 million to $60.0 million. The purchase of Summit Brickell by the Operating Partnership is subject to customary closing conditions. The Operating Partnership has issued a letter of credit in the amount of $13.0 million, which will serve as a credit enhancement to the developer’s construction loan. In the event that any amount under the letter of credit is drawn upon, the Operating Partnership shall be treated as having issued a loan to the developer in the amount of such draw. Any such loan will accrue interest at a rate of eighteen percent (18%) per year.

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

FFO and FAD for the three months ended March 31, 2002 and 2001 are calculated as follows (dollars in thousands):

	Three Months Ended March 31,

	2002	2001

Net income	$5,337	$8,055
Minority interest of common unitholders in Operating Partnership	693	1,327

Adjusted net income	6,030	9,382
Depreciation:
Real estate assets	9,717	9,386
Real estate joint ventures	300	198

Funds from Operations	16,047	18,966
Recurring capital expenditures (1)	(994)	(1,002)

Funds Available for Distribution	$15,053	$17,964

Non-recurring capital expenditures (2)	$754	$1,121

Cash Flow Provided By (Used In):
Operating Activities	$12,632	$15,125
Investing Activities	(26,372)	(5,275)
Financing Activities	14,187	(10,558)
Weighted average shares and units outstanding — basic	30,681,527	30,998,481

Weighted average shares and units outstanding — diluted	30,948,671	31,292,210

(1)	Recurring capital expenditures are expected to be funded from operations and consist primarily of floor coverings, furniture, appliances and equipment and exterior paint and carpentry. In contrast, non-recurring capital expenditures, such as major improvements, new garages and access gates, are expected to be funded by financing activities and, therefore, are not included in the calculation of FAD.
(2)	Non-recurring capital expenditures for the three months ended March 31, 2002 and 2001 primarily consist of: $741,000 and $133,000 for major renovations in 2002 and 2001; $2,000 and $91,000 for access gates and security fences in 2002 and 2001; and $11,000 and $892,000 in other revenue enhancement expenditures in 2002 and 2001.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our market risk since the filing of our Annual Report on Form 10-K for the year ended December 31, 2001.

PART II

ITEM 2.	CHANGES IN SECURITIES

During the three months ended March 31, 2002, we issued to limited partners of the Operating Partnership 2,842 shares of common stock in exchange for the corresponding number of common units. These shares of our common stock were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. In light of the information obtained by us in connection with these transactions, we believe that we may rely on this exemption.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

*10.1	Employment Agreement, dated February 24, 1994, by and among Keith L. Downey, Summit Properties Inc. and Summit Management Company.
*10.2	Executive Severance Agreement, dated December 17, 2001, by and between Summit and Keith L. Downey.
*10.3	Promissory Notes and Security Agreements, dated various dates from January 4, 1999 to November 7, 2000, evidencing loans in the aggregate amount of $964,854 to Keith L. Downey.
10.4	Indemnification Agreement, dated July 5, 2000, by and among Summit, the Operating Partnership and Keith L. Downey (Incorporated by reference to Exhibit 10.3 to Summit’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, File No. 001-12792).
10.5	Assignment and Assumption Agreement, dated as of March 27, 2002, by and between Summit and the Operating Partnership (Incorporated by reference to Exhibit 3.2 to the Operating Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 000-22411).
*12.1	Statement Regarding Calculation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 2002.

*	Filed herewith

(b) Reports on Form 8-K

We did not file any reports on Form 8-K during the first quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMMIT PROPERTIES INC.

May 14, 2002 (Date)	/s/ STEVEN R. LEBLANC ---------------------------------------------- Steven R. LeBlanc, President and Chief Executive Officer

May 14, 2002 (Date)	/s/ GREGG D. ADZEMA ---------------------------------------------- Gregg D. Adzema, Executive Vice President and Chief Financial Officer