Form 10-Q
period 2002-09-30
SUMMIT PROPERTIES INC
filed 2002-11-14
CIK 915773

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
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

27,587,811 shares of common stock, par value $.01 per share, outstanding as of November 11, 2002

SUMMIT PROPERTIES INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

SUMMIT PROPERTIES INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 30,	December 31,
	2002	2001

ASSETS
Real estate assets:
Land and land improvements	$176,787	$173,872
Buildings and improvements	969,706	962,181
Furniture, fixtures and equipment	75,932	73,766

Real estate assets before accumulated depreciation	1,222,425	1,209,819
Less: Accumulated depreciation	(169,532)	(147,120)

Net operating real estate assets	1,052,893	1,062,699
Net real estate assets — assets held for sale	—	48,389
Construction in progress	234,797	142,354

Net real estate assets	1,287,690	1,253,442
Cash and cash equivalents	2,353	1,814
Restricted cash	7,033	21,211
Investments in Summit Management Company and real estate joint ventures	3,852	3,159
Deferred financing costs, net of accumulated amortization of $6,837 in 2002 and $6,914 in 2001.	6,242	6,925
Other assets	14,076	10,193
Other assets — assets held for sale	—	698

Total assets	$1,321,246	$1,297,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable	$732,591	$707,937
Note payable — assets held for sale	—	11,408
Accrued interest payable	5,972	7,000
Accounts payable and accrued expenses	23,182	21,525
Dividends and distributions payable	14,785	14,156
Security deposits and prepaid rents	2,714	3,213
Other liabilities — assets held for sale	—	850

Total liabilities	779,244	766,089

Commitments and contingencies
Minority interest of common unitholders in Operating Partnership	46,238	45,492
Minority interest of preferred unitholders in Operating Partnership	136,261	136,261
Stockholders’ equity:
Preferred stock, $.01 par value — 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value — 100,000,000 shares authorized, 27,588,010 shares issued and outstanding in 2002 and 27,050,221 shares issued and outstanding in 2001.	276	270
Additional paid-in capital	432,013	420,988
Accumulated deficit	(52,066)	(55,976)
Unamortized restricted stock compensation	(658)	(1,226)
Employee notes receivable	(20,062)	(14,456)

Total stockholders’ equity	359,503	349,600

Total liabilities and stockholders’ equity	$1,321,246	$1,297,442

See notes to consolidated financial statements.

SUMMIT PROPERTIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
Rental	$39,193	$43,358	$118,708	$129,554
Other property income	2,839	3,385	8,720	9,904
Interest	535	458	1,651	1,723
Other income	206	130	411	820
(Loss) gain and interest income on compensation plans	(156)	72	69	(113)

Total revenues	42,617	47,403	129,559	141,888

Expenses:
Property operating and maintenance:
Personnel	3,381	3,337	9,784	9,720
Advertising and promotion	736	449	2,067	1,660
Utilities	2,143	2,263	6,092	6,515
Building repairs and maintenance	2,191	2,108	5,962	5,959
Real estate taxes and insurance	5,449	4,842	15,940	15,044
Depreciation	9,942	9,404	28,642	28,029
Property supervision	1,248	1,359	3,746	4,134
Other operating expenses	693	829	2,003	2,270

Total property operating and maintenance expenses	25,783	24,591	74,236	73,331
Interest	8,364	9,825	26,422	29,702
Amortization	312	385	935	1,087
General and administrative	1,020	1,800	4,165	4,328
Liability adjustment and expense on compensation plans	(156)	72	69	(113)

Total expenses	35,323	36,673	105,827	108,335
Income (loss) on equity investments:
Summit Management Company	91	(89)	381	396
Real estate joint ventures	(76)	—	(53)	(39)

Total income (loss) on equity investments	15	(89)	328	357

Income from continuing operations before gain on sale of real estate assets, impairment loss and minority interest	7,309	10,641	24,060	33,910
Gain on sale of real estate assets	—	2,788	13,839	13,570
Gain on sale of real estate assets — joint ventures	5,423	271	5,423	271
Impairment loss on investments in technology companies	—	—	—	(1,217)
Minority interest of common unitholders in Operating Partnership	(1,100)	(1,206)	(3,887)	(4,958)
Dividends to preferred unitholders in Operating Partnership	(3,105)	(3,105)	(9,315)	(9,315)

SUMMIT PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EARNINGS — (Continued)
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Income from continuing operations	8,527	9,389	30,120	32,261
Income from discontinued operations	391	788	1,834	2,420
Minority interest, discontinued operations	(42)	(90)	(210)	(322)

Income from discontinued operations, net of minority interest	349	698	1,624	2,098

Net gain from disposition of discontinued operations	16,900	—	12,691	—
Minority interest, gain on disposition of discontinued operations	(1,928)	—	(1,450)	—

Gain from disposition of discontinued operations, net of minority interest	14,972	—	11,241	—

Net income from discontinued operations, net of minority interest	15,321	698	12,865	2,098

Net income	$23,848	$10,087	$42,985	$34,359

Per share data:
Income from continuing operations — basic	$0.31	$0.35	$1.10	$1.21

Income from continuing operations — diluted	$0.31	$0.34	$1.09	$1.19

Net income from discontinued operations — basic	$0.56	$0.03	$0.47	$0.08

Net income from discontinued operations — diluted	$0.55	$0.03	$0.47	$0.08

Net income — basic	$0.87	$0.38	$1.57	$1.29

Net income — diluted	$0.86	$0.37	$1.56	$1.27

Dividends declared	$0.48	$0.46	$1.43	$1.39

Weighted average shares — basic	27,496,800	26,875,264	27,318,920	26,712,772

Weighted average shares — diluted	27,627,702	27,252,123	27,542,962	27,035,564

See notes to consolidated financial statements.

SUMMIT PROPERTIES INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

				Unamortized
		Additional		Restricted	Employee
	Common	Paid-in	Accumulated	Stock	Notes
	Stock	Capital	Deficit	Compensation	Receivable	Total

Balance, December 31, 2001	$270	$420,988	$(55,976)	$(1,226)	$(14,456)	$349,600
Dividends	—	—	(39,075)	—	—	(39,075)
Proceeds from dividend reinvestment and stock purchase plans	5	9,109	—	—	—	9,114
Conversion of units to common shares	—	285	—	—	—	285
Exercise of stock options	1	1,868	—	—	—	1,869
Issuance of restricted stock grants	—	35	—	(13)	—	22
Netdown of restricted stock grants	—	(326)	—	—	—	(326)
Amortization of restricted stock grants	—	—	—	581	—	581
Adjustment for minority interest of common unitholders in Operating Partnership	—	54	—	—	—	54
Issuance of employee notes receivable	—	—	—	—	(7,522)	(7,522)
Repayment of employee notes receivable	—	—	—	—	1,916	1,916
Net income	—	—	42,985	—	—	42,985

Balance, September 30, 2002	$276	$432,013	$(52,066)	$(658)	$(20,062)	$359,503

See notes to consolidated financial statements.

SUMMIT PROPERTIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net income	$42,985	$34,359
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest of common unitholders in Operating Partnership	5,547	5,280
Income on equity investments	(328)	(357)
Net gain on sale of real estate assets	(26,530)	(13,570)
Gain on sale of real estate assets — joint ventures	(5,423)	(271)
Impairment loss on investments in technology companies	—	1,217
Depreciation and amortization	30,708	31,562
Increase in restricted cash	(941)	(266)
Increase in other assets	(3,478)	(3,495)
Decrease in accrued interest payable	(1,061)	(1,414)
Increase in accounts payable and accrued expenses	2,792	9,015
Decrease in security deposits and prepaid rents	(628)	(86)

Net cash provided by operating activities	43,643	61,974

Cash flows from investing activities:
Construction of real estate assets and land acquisitions	(90,574)	(85,760)
Acquisition of real estate assets	(17,866)	—
Proceeds from sale of real estate assets	87,695	72,950
Capitalized interest	(7,680)	(9,053)
Investment in real estate joint ventures	(6,915)	(4,075)
Distribution from real estate joint ventures	936	449
Proceeds from sale of real estate assets — joint ventures	11,202	762
Contribution from historic tax credit venture partner	600	—
Recurring capital expenditures	(3,159)	(3,736)
Non-recurring capital expenditures	(1,056)	(2,881)
Corporate and other asset additions and office tenant improvements	(477)	(1,566)
Decrease in notes receivable	63	8

Net cash used in investing activities	(27,231)	(32,902)

Cash flows from financing activities:
Net borrowings (repayments) on line of credit	62,500	(16,500)
Proceeds from issuance of unsecured medium-term notes	—	60,000
Repayments of unsecured medium-term notes	(25,000)	(30,000)
Repayments of unsecured notes	(16,000)	—
Proceeds from issuance of mortgage notes	6,900	—
Repayments of mortgage debt	(6,614)	(4,061)
Repayments of tax exempt bonds	(340)	(620)
Payment of deferred financing costs	(393)	(1,104)
Proceeds from termination of interest rate swap	1,510	—
Net proceeds from dividend reinvestment and stock purchase plans and exercise of stock options	10,677	6,600
Dividends and distributions to unitholders	(43,507)	(42,123)
Issuance of employee notes receivable	(7,522)	(3,093)
Repayments of employee notes receivable	1,916	1,334

Net cash used in financing activities	(15,873)	(29,567)

Net increase (decrease) in cash and cash equivalents	539	(495)
Cash and cash equivalents, beginning of year	1,814	3,148

Cash and cash equivalents, end of period	$2,353	$2,653

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$27,560	$31,503

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

1. BASIS OF PRESENTATION

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We have included all material adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year. You should read our December 31, 2001 audited financial statements and notes included in our Annual Report on Form 10-K in conjunction with these interim statements.

We conduct substantially all of our business through the Operating Partnership. Summit is the sole general partner and majority owner of the Operating Partnership.

Recently Adopted Accounting Pronouncements — In June 2001, the Financial Accounting Standards Board (“FASB”) approved Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We adopted SFAS No. 142 on January 1, 2002 and its adoption had no effect on our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and amends Accounting Principles Board Opinion (“APB”) No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Along with establishing a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, this standard retains the basic provisions of APB No. 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity. We adopted SFAS No. 144 on January 1, 2002 and its adoption did not have a material impact on our financial position or results of operations for the three and nine months ended September 30, 2002. SFAS No. 144 requires operating results of communities we consider held for sale, as well as those sold, to be included in discontinued operations in our consolidated statements of earnings prospectively from the date of adoption.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, and Amendment of FASB Statement No. 13, and Technical Corrections.” This statement requires gains and losses from the extinguishment of debt to be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in APB No. 30. The statement also amends SFAS No. 13, “Accounting For Leases,” to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as such transactions. Finally, the statement makes certain technical corrections, which the FASB deemed to be non-substantive, to a number of existing accounting pronouncements. The rescission of SFAS Nos. 4, 44 and 64 is effective in 2003. The amendments to SFAS No. 13 are effective for transactions occurring after May 15, 2002, and all other provisions of the statement are

SUMMIT PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

effective for financial statements issued on or after May 15, 2002. The effect of adopting SFAS No. 145 for those items already effective did not have a material impact on our financial position or results of operations.

Per Share Data — Basic earnings per share is computed based upon the weighted average number of shares outstanding during the respective period. The difference between “basic” and “diluted” weighted average shares is the dilutive effect of our stock-based compensation outstanding. There were 130,901 and 224,042 shares added to basic weighted average shares outstanding for the three and nine months ended September 30, 2002. There were 376,859 and 322,792 shares added to basic weighted average shares outstanding for the three and nine months ended September 30, 2001. Dilution caused by this stock-based compensation decreased net income per share by $0.01 for the three and nine months ended September 30, 2002, decreased net income per share by $0.01 for the three months ended September 30, 2001 and decreased net income per share by $0.02 for the nine months ended September 30, 2001.

2. REAL ESTATE JOINT VENTURES

We own a 25% equity interest in a joint venture named Station Hill, LLC (“Station Hill”), in which we and Hollow Creek, LLC, a subsidiary of a major financial services company, are members. We are entitled to 25% of the joint venture’s cash flow based on our equity interest. If certain benchmarks are achieved in the future, we would be entitled to a preferred return in excess of 25% of the cash flow. The operating agreement of the joint venture provides that we will be entitled to 25% of the net proceeds upon liquidation of Station Hill, although our interest in the residual value of the joint venture could increase above or decrease below 25%. Our interest in the residual value of the joint venture could decrease below 25% only if we had received a preferred return on cash flow at any time prior to liquidation. Any such decrease would be limited to the extent of the previous preferred return. Station Hill currently owns four communities and is accounted for on the equity method of accounting and, therefore, our 25% equity interest is presented in “Income (loss) on equity investments: Real estate joint ventures” in our consolidated statements of earnings.

The following are condensed balance sheets as of September 30, 2002 and December 31, 2001 and statements of earnings for the nine months ended September 30, 2002 and 2001 for Station Hill. The balance sheets and statements of earnings set forth below reflect the financial position and operations of Station Hill in its entirety, not just our interest in the joint venture (in thousands). Included in the statement of earnings information below for the nine months ended September 30, 2001 are the results of a community formerly known as Summit Station (230 apartment homes), which was sold by Station Hill on August 1, 2001.

	Balance Sheets

	September 30,	December 31,
	2002	2001

Real estate assets, net	$72,822	$74,261
Cash and cash equivalents	816	901
Other assets	333	283

Total assets	$73,971	$75,445

Mortgages payable	$58,937	$59,536
Other liabilities	1,218	575
Partners’ capital	13,816	15,334

Total liabilities and partners’ capital	$73,971	$75,445

SUMMIT PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	Statements of
	Earnings

	Nine Months Ended
	September 30,

	2002	2001

Revenues	$7,517	$9,235
Expenses:
Property operating	2,838	3,253
Interest	2,975	3,339
Depreciation and amortization	2,222	2,357

Total expenses	8,035	8,949

(Loss) income before gain on sale of real estate assets	(518)	286
Gain on sale of real estate assets	—	1,082

Net (loss) income	$(518)	$1,368

We formerly owned a 50% interest in a joint venture which developed and operated an apartment community located in Atlanta, Georgia known as The Heights at Cheshire Bridge. This joint venture was accounted for under the equity method of accounting and its operating results are presented in “Income (loss) on equity investments: Real estate joint ventures” in our consolidated statements of earnings. We had the right to purchase our joint venture partner’s interest in the joint venture, but decided subsequent to December 31, 2001 not to exercise this option which expired on January 17, 2002. Due to our decision not to purchase our joint venture partner’s interest, we were required to make a capital contribution of $6.8 million, which represented 25% of the joint venture’s total construction loan amount. We made our contribution on February 15, 2002. This contribution did not change our equity interest in the joint venture. On September 27, 2002, the joint venture sold The Heights at Cheshire Bridge to an unrelated third party and the joint venture was dissolved. We received a preferred return on our capital contribution in the amount of 9% per year compounded annually through the sale date. We were entitled to 50% of the income based on our equity interest, after all preferred return payments were made.

On May 25, 2001, we contributed $4.2 million for a 29.78% interest in a joint venture named SZF, LLC, which owns substantially all of the interests in a limited liability company that is developing, through a third-party contractor, an apartment community in Miami, Florida. The community will consist of 323 apartment homes and 17,795 square feet of office/retail space. The construction costs are being funded through the equity that the joint venture contributed to the limited liability company and by a loan to that company from an unrelated third party. In the event that construction costs exceed the construction loan amount, we have agreed to lend to the joint venture, which will in turn advance to the limited liability company, the amount required to fund such cost overruns, up to $5.0 million. This loan would accrue interest at the rate of eleven percent (11%) per year. Subsequent to September 30, 2002, we received formal notice from the lender that there are, in fact, cost overruns which we will be responsible for funding through the limited liability company. The total amount of the overruns has not yet been determined. Upon completion of construction, which is expected to occur during 2004, the joint venture will pay, or refinance, the construction loan. In the event the limited liability company defaults on the construction loan, we have the right, under certain circumstances, to cure the defaults, keep the construction loan in place and complete construction of the community. The joint venture has also acquired an adjacent piece of land. We are serving as the managing member of the joint venture, and Summit Management Company will be the property management company for the project after construction is completed. This project is accounted for on the equity method of accounting. The balance sheet and income statement information of SZF, LLC is not material to our consolidated financial statements taken as a whole.

SUMMIT PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

On April 1, 2002, we entered into a joint venture with a major financial services institution (the “investor member”) to redevelop Summit Grand Parc in Washington, D.C., formerly the United Mine Workers Building, in a manner to permit the use of federal rehabilitation income tax credits. The investor member will contribute approximately $2.2 million in equity to fund a portion of the total estimated costs for the project and will receive a preferred return on this capital investment and an annual asset management fee. As of September 30, 2002, the investor member had contributed $200,000. The investor member’s interest in the joint venture is subject to put/call rights during the sixth and seventh years after Summit Grand Parc is placed in service. There are some contingencies remaining (such as final completion of the redevelopment and final certification of the historic renovations by the National Park Service) before the investor member is obligated to fund the balance of its investment in the joint venture. If these contingencies are not met by the agreed upon deadlines, then the investor member will be released from its obligations to fund its remaining investment and would be entitled to a refund of any funds previously invested, as well as an agreed upon return of such previously invested funds. In such an event, we would expect to replace this equity investment with funds from other financing sources. This joint venture is consolidated into our financial statements.

On July 24, 2002, we entered into a joint venture with a major financial services institution (the “investor member”) to redevelop Summit Roosevelt in Washington, D.C., formerly the Hadleigh apartment hotel, in a manner to permit the use of federal rehabilitation income tax credits. The investor member will contribute approximately $6.6 million in equity to fund a portion of the total estimated costs for the project and will receive a preferred return on this capital investment and an annual asset management fee. As of September 30, 2002, the investor member had contributed $400,000. The investor member’s interest in the joint venture is subject to put/call rights during the sixth and seventh years after Summit Roosevelt is placed in service. There are some contingencies remaining (such as final completion of the redevelopment and final certification of the historic renovations by the National Park Service) before the investor member is obligated to fund the balance of its investment in the joint venture. If these contingencies are not met by the agreed upon deadlines, then the investor member will be released from its obligations to fund its remaining investment and would be entitled to a refund of any funds previously invested, as well as an agreed upon return of such previously invested funds. In such an event, we would expect to replace this equity investment with funds from other financing sources. This joint venture is consolidated into our financial statements.

3. COMMUNITY ACQUISITIONS AND DISPOSITIONS

On September 27, 2002, we sold an apartment community formerly known as Summit Mayfaire (144 apartment homes) located in Raleigh, North Carolina for $10.8 million as part of our strategy to sell communities which we believe have below-average growth prospects and inefficient numbers of apartment homes. The disposition of Summit Mayfaire resulted in the recognition of a gain on sale of $2.1 million. The net proceeds of $10.5 million were used to reduce amounts outstanding under our unsecured credit facility. The revenues and property operating income from this community represented 0.7% and 0.6% of total revenues and total property operating income for the nine months ended September 30, 2002.

On August 15, 2002, we sold an apartment community formerly known as Summit Pike Creek (264 apartment homes) located in Newark, Delaware for $25.1 million as part of our strategy to exit our non-core markets. The disposition of Summit Pike Creek completed our exit of the Delaware market and resulted in the recognition of a gain on sale of $14.8 million. The net proceeds of $13.3 million were placed into escrow in accordance with like-kind exchange rules and regulations and are being used to fund development and acquisition activities. The revenues and property operating income from this community represented 1.2% and 1.3% of total revenues and total property operating income for the nine months ended September 30, 2002.

On July 1, 2002, we acquired a stabilized, luxury apartment community in the Galleria sub-market of Dallas, Texas for cash in the amount of $17.7 million. The community, now known as Summit San Raphael, has 222 apartment homes and was constructed in 1999. The following summary of selected unaudited pro forma

SUMMIT PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

results of operations presents information as if the purchase of Summit San Raphael had occurred at the beginning of each period presented. The pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Total revenues	$42,617	$48,003	$130,733	$143,709
Income from continuing operations	8,527	9,586	30,349	32,912
Net income	23,848	10,284	43,214	35,010
Income from continuing operations per share:
Basic	$0.31	$0.36	$1.11	$1.23
Diluted	0.31	0.35	1.10	1.22
Net income per share:
Basic	0.87	0.38	1.58	1.31
Diluted	0.86	0.38	1.57	1.29

On June 28, 2002, we sold an apartment community formerly known as Summit New Albany (428 apartment homes) located in Columbus, Ohio for $27.0 million as part of our strategy to exit our non-core markets. The disposition of Summit New Albany completed our exit of the Columbus, Ohio market and resulted in the recognition of a loss on sale of $4.2 million. The net proceeds of $26.4 million were used to reduce amounts outstanding under our unsecured credit facility. The revenues and property operating income from this community represented 1.5% of both total revenues and total property operating income for the nine months ended September 30, 2002.

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

In accordance with SFAS No. 144, net income and gain (loss) on disposition of real estate for communities sold or considered held for sale after December 31, 2001 are reflected in our consolidated statements of earnings as “discontinued operations” for all periods presented and those communities sold or considered held for sale prior to December 31, 2001 remain in “continuing operations”. In addition, we have determined to separately reflect the assets and liabilities of communities held for sale or sold in the current period as “Net real estate assets — assets held for sale,” “Other assets — assets held for sale,” “Note payable — assets held for sale,” and “Other liabilities — assets held for sale” in the balance sheet for all periods presented. There were no assets considered held for sale as of September 30, 2002. Subsequent to September 30, 2002, we executed separate contracts for the sale of two communities. See Footnote 15, “Subsequent Events.”

SUMMIT PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Below is a summary of discontinued operations for Summit New Albany, Summit Pike Creek and Summit Mayfaire as of September 30, 2002 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Property revenues:
Rental revenues	$565	$2,018	$4,331	$6,074
Other property revenue	20	105	213	350

Total property revenues	585	2,123	4,544	6,424
Property operating and maintenance expense	151	777	1,653	2,268
Depreciation	14	447	883	1,339
Interest and amortization	29	111	174	397

Income from discontinued operations before loss on disposition of discontinued operations	391	788	1,834	2,420
Gain on disposition of discontinued operations	16,900	—	12,691	—

Income from discontinued operations before minority interest	17,291	788	14,525	2,420
Minority interest of discontinued operations	(1,970)	(90)	(1,660)	(322)

Income from discontinued operations, net of minority interest	$15,321	$698	$12,865	$2,098

4. NOTES PAYABLE

We have a syndicated unsecured line of credit in the amount of $225.0 million which matures on September 26, 2004. The credit facility provides funds for new development, acquisitions and general working capital purposes. Loans under the credit facility bear interest at LIBOR plus 100 basis points. The spread component of the aggregate interest rate will change in the event of an upgrade or downgrade of our unsecured credit rating of BBB- by Standard & Poor’s Rating Services and Baa3 by Moody’s Investors Service. Amounts are borrowed for thirty, sixty or ninety day increments at the appropriate interest rates for such time period. Therefore, amounts are borrowed and repaid within those thirty, sixty or ninety day periods. The credit facility is repayable monthly on an interest only basis with principal due at maturity of each thirty, sixty or ninety day increment. As of September 30, 2002, the outstanding balance of the credit facility was $156.5 million, leaving $68.5 million of remaining availability on the $225.0 million commitment.

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

On September 27, 2002, we entered into an amendment to the credit agreement related to our unsecured line of credit which modified certain definitions and financial covenants that we are required to meet at the end of each quarter.

On April 20, 2000, we commenced a program for the sale by the Operating Partnership of up to $250.0 million aggregate principal amount of medium-term notes (MTN) due nine months or more from the date of issuance. We had medium-term notes with an aggregate principal amount of $112.0 million outstanding in connection with the MTN program as of September 30, 2002.

SUMMIT PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

On May 29, 1998, we established a program for the sale by the Operating Partnership of up to $95.0 million aggregate principal amount of medium-term notes due nine months or more from the date of issuance. We had medium-term notes with an aggregate principal amount of $25.0 million outstanding in connection with this MTN program as of September 30, 2002. As a result of the commencement of the $250.0 million MTN program, we cannot issue any additional notes under the $95.0 million MTN program.

During the three months ended September 30, 2002, we refinanced a fixed rate conventional mortgage with a $2.4 million balance at the time of the refinancing. The new variable rate mortgage loan has a principal balance of $6.9 million and is payable monthly on an interest only basis with principal due at maturity. This mortgage has an interest rate of LIBOR plus 170 basis points (3.51% as of September 30, 2002). The principal balance and any unpaid interest are due on August 1, 2005; however, there are two one-year extension options.

5. DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to capital market risk, such as changes in interest rates. To manage the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We generally do not utilize derivative financial instruments for trading or speculative purposes. On January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. The cumulative effect of adopting SFAS No. 133 was not material to our financial statements.

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

On June 14, 2002, we entered into an interest rate swap with a notional amount of $50.0 million, relating to $50.0 million of 7.20% fixed rate notes issued under our MTN program. Under the interest rate swap agreement, through the maturity date of August 15, 2007, (a) we have agreed to pay to the counterparty the interest on a $50.0 million notional amount at a floating interest rate of three-month LIBOR plus 241.75 basis points, and (b) the counterparty has agreed to pay to us the interest on the same notional amount at the fixed rate of the underlying debt obligation. The floating rate as of September 30, 2002 was 4.1675%. The fair value of the interest rate swap was an asset of $3.7 million as of September 30, 2002. The swap has been designated as a fair value hedge of the underlying fixed rate debt obligation and has been recorded in “Other assets” in the accompanying balance sheets. We assume no ineffectiveness as the interest rate swap meets the short-cut method conditions required under SFAS No. 133 for fair value hedges of debt instruments. Accordingly, no gains or losses were recorded in income relative to our underlying debt and interest rate swap.

6. RESTRICTED STOCK

During the nine months ended September 30, 2002, we granted 1,773 shares of restricted stock valued at $35,000 to employees under our 1994 Stock Option and Incentive Plan. During the nine months ended September 30, 2001, we granted 11,804 shares (net of 12,202 forfeited shares for terminated employees) of restricted stock valued at $375,000 (net of $234,000 in forfeited shares for terminated employees) under this plan. The value of the restricted shares has been recorded as unamortized restricted stock compensation and is shown as a separate component of stockholders’ equity in the accompanying balance sheets. Unearned

SUMMIT PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

compensation related to these restricted stock grants is being amortized to expense over the vesting periods, which range from three to five years.

During the nine months ended September 30, 2001, we granted 94,818 shares of restricted stock valued at $2.4 million pursuant to our Performance Stock Award Plan. One half of these shares vested on January 2, 2001, the date of grant, with the remaining shares vesting in two equal annual installments beginning on January 1, 2002. There were no issuances of restricted stock in connection with this plan during the nine months ended September 30, 2002. The value of the shares has been recorded as unamortized restricted stock compensation and is shown as a separate component of stockholders’ equity in the accompanying balance sheets. Unearned compensation related to these restricted stock grants is being amortized to expense over the vesting periods.

During the nine months ended September 30, 2002, employees surrendered 17,143 restricted shares valued at $326,000 to satisfy the income tax liability related to the vesting of restricted stock.

7. SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the nine months ended September 30, 2002 and 2001 were as follows:

A.	We accrued dividends and distributions payable in the amounts of $14.8 million as of September 30, 2002 and $14.1 million as of September 30, 2001.

B.	We issued 1,773 shares of restricted stock valued at $35,000 during the nine months ended September 30, 2002 under our 1994 Stock Option and Incentive Plan. We issued 11,804 shares (net of 12,202 forfeited shares for terminated employees) of restricted stock valued at $375,000 (net of $234,000 in forfeited shares for terminated employees) during the nine months ended September 30, 2001 under this plan. We issued 94,818 shares of restricted stock valued at $2.4 million during the nine months ended September 30, 2001 in connection with our Performance Stock Award Plan. There were no issuances of restricted stock in connection with this plan during the nine months ended September 30, 2002. During the nine months ended September 30, 2002, employees surrendered 17,143 restricted shares valued at $326,000 to satisfy the income tax liability related to the vesting of restricted stock.

C.	We issued 13,658 shares of common stock in exchange for 13,658 common units of limited partnership interest in the Operating Partnership valued at $285,000 during the nine months ended September 30, 2002. We issued 145,907 shares of common stock in exchange for 145,907 common units valued at $3.9 million during the nine months ended September 30, 2001.

D.	The Operating Partnership issued 66,376 common units at a price of $28.625 per unit during the nine months ended September 30, 2001 in connection with the purchase of a building and a parcel of land.

E.	As partial consideration for the purchase of the former Summit Pike Creek community on August 15, 2002, the purchaser assumed a tax-exempt bond balance of $11.3 million at the date of sale.

F.	As partial consideration for the purchase of the former Summit Radbourne and Summit Arbors communities on June 27, 2001, the purchaser assumed mortgages with an aggregate balance of $8.5 million at the date of sale, and exchanged 741,148 common units valued at $17.6 million.

SUMMIT PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

8. MINORITY INTEREST

Minority interest of common unitholders consisted of the following as of September 30, 2002 and December 31, 2001 (in thousands):

	2002	2001

Minority interest of common unitholders in Operating Partnership	$46,188	$45,986
Minority interest in three operating communities (1)	50	(494)

	$46,238	$45,492

(1)	Represents Summit Foxcroft which is held by a partnership in which we are a 75% managing general partner and minority interests related to two joint ventures with a major financial services institution involving historic tax credits (see footnote 2).

As of September 30, 2002, there were 31,132,476 common units outstanding, of which 27,588,010, or 88.6%, were owned by Summit and 3,544,466, or 11.4%, were owned by other partners (including certain of our officers and directors). The closing market price of our common stock was $19.40 per share on September 30, 2002.

Proceeds from common stock issued are contributed to the Operating Partnership for an equivalent number of common units. Total common stock issued and related proceeds contributed to the Operating Partnership for an equivalent number of common units was 539,000 and 335,000 shares valued at $11.1 million ($20.59 per share average) and $7.5 million ($22.47 per share average) for the nine months ended September 30, 2002 and 2001. No individual transaction during the period significantly changed our ownership percentage in the Operating Partnership. Our ownership percentage in the Operating Partnership was 88.6% as of September 30, 2002 and 88.4% as of December 31, 2001.

Under certain circumstances, if the holders of common units request redemption of their units, the Operating Partnership may elect to have us issue shares of our common stock in exchange for those common units on a one-for-one basis (subject to adjustment), or we may purchase those common units for cash. Formerly, we had the right to elect to issue shares of our common stock in connection with a redemption of common units. We assigned this right to the Operating Partnership. Shares exchanged are valued based upon the market price per share of our common stock at the date of the exchange. During the nine months ended September 30, 2002, we exchanged 13,658 common units valued at $285,000 for shares of common stock. During the nine months ended September 30, 2001, we exchanged 145,907 common units valued at $3.9 million for shares of common stock.

We issued 66,376 common units at a price of $28.625 per unit as partial consideration for the purchase of a building and a parcel of land during the nine months ended September 30, 2001.

On June 27, 2001, the purchaser of the former Summit Radbourne and Summit Arbors communities exchanged 741,148 common units valued at $17.6 million as partial consideration for such purchase.

9. COMMITMENTS AND CONTINGENCIES

The estimated cost to complete the seven development projects currently under construction was $100.3 million as of September 30, 2002. Anticipated construction completion dates of the projects range from the fourth quarter of 2002 to the third quarter of 2005.

In January 2000, the Operating Partnership entered into a real estate purchase agreement with a third-party real estate developer. Under the terms of the agreement, the Operating Partnership has agreed to purchase upon completion a “Class A” mixed-use community, which will be called Summit Brickell, and is located in Miami, Florida. The Operating Partnership will purchase Summit Brickell upon the earlier of one year after

SUMMIT PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

construction completion or the achievement of 80% occupancy. The Operating Partnership may extend this closing obligation for six months after the initial purchase period. The Operating Partnership expects to close on the purchase of Summit Brickell in 2003. The final purchase price will be determined based on budgeted construction costs plus a bonus to the developer based on the capitalized income of the property at the time of purchase. In the event there are net cost savings during construction, a portion of such savings will be used to reduce the purchase price and a portion will be paid as an incentive to the developer pursuant to an agreed upon formula. In the event there are net cost overruns during construction, the developer will be responsible for funding such overruns unless those overruns result from design change orders which are requested by the Operating Partnership; such change order overruns will be added to the purchase price. The purchase price is expected to range from $50.5 million to $60.0 million. The purchase of Summit Brickell by the Operating Partnership is subject to customary closing conditions. The Operating Partnership has issued a letter of credit in the amount of $13.0 million, which will serve as a credit enhancement to the developer’s construction loan. In the event that any amount under the letter of credit is drawn upon, the Operating Partnership shall be treated as having issued a loan to the developer in the amount of such draw. Any such loan will accrue interest at a rate of eighteen percent (18%) per year.

We have employment agreements with two of our former executive officers, both of whom resigned from such executive positions, but who remain as employees and have agreed to provide various services to us from time to time through December 31, 2011. Each employment agreement requires that we pay to the former officers a base salary aggregating up to $2.1 million over the period from July 1, 2001 to December 31, 2011 ($200,000 on an annual basis). Each employment agreement also requires that we provide participation in our life insurance plan, office space, information systems support and administrative support for the remainder of each officer’s life, and participation in our health and dental insurance plans until the last to die of the officer or such officer’s spouse. Either party can terminate the employment agreements, effective 20 business days after written notice is given. The full base salary amount due shall be payable through 2011 whether or not the agreements are terminated earlier in accordance with their terms.

10. BUSINESS SEGMENTS

We develop, operate and acquire primarily “Class A” luxury apartment communities primarily in markets with high growth potential. All of our communities target middle to upper income, prestige-conscious residents who expect outstanding service and the latest in apartment design technology, as well as convenience. Our communities provide amenities such as swimming pools, clubhouses, exercise rooms and “Peak Services.” Peak Services may include, but are not limited to, Same Day Maintenance Service and Emergency Maintenance available 24 hours a day, business services, package acceptance and delivery, a video library and loaner living accessories. All of our communities market themselves through media advertising. Due to the similarities of our communities and their similar economic characteristics as exhibited through similar long-term financial performance, our communities have been aggregated into one reportable segment as allowed in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

11. PREFERRED UNITS

As of September 30, 2002, the Operating Partnership had outstanding 3.4 million preferred units of limited partnership interest designated as 8.95% Series B Cumulative Redeemable Perpetual Preferred Units. These preferred units are redeemable by the Operating Partnership on or after April 29, 2004 for cash at a redemption price equal to the holder’s capital account, or at our option, shares of our 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock, or a combination of cash and shares of our 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock. Holders of the Series B preferred units have the right to exchange these preferred units for shares of our Series B preferred stock on a one-for-one basis,

SUMMIT PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

subject to adjustment: (a) on or after April 29, 2009, (b) if full quarterly distributions are not made for six quarters, whether or not consecutive, or (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the preferred units for federal income tax purposes. The Series B preferred units have no stated maturity, are not subject to any sinking fund or mandatory redemption, and are not convertible into any other securities of Summit or the Operating Partnership. Distributions on the Series B preferred units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.95% per year of the $25.00 original capital contribution. We made distributions to the holders of the Series B preferred units in the aggregate amount of $5.7 million during each of the nine month periods ended September 30, 2002 and 2001.

As of September 30, 2002, the Operating Partnership had outstanding 2.2 million preferred units of limited partnership interest designated as 8.75% Series C Cumulative Redeemable Perpetual Preferred Units. The preferred units are redeemable by the Operating Partnership on or after September 3, 2004 for cash at a redemption price equal to the holder’s capital account. Holders of the Series C preferred units have the right to exchange these preferred units for shares of our Series C preferred stock on a one-for-one basis, subject to adjustment: (a) on or after September 3, 2009, (b) if full quarterly distributions are not made for six quarters, whether or not consecutive, (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the preferred units for federal income tax purposes, or (d) if the holdings in the Operating Partnership of the Series C unitholder exceed 18% of the total profits of or capital interest in the Operating Partnership for a taxable year. The Series C preferred units have no stated maturity, are not subject to any sinking fund or mandatory redemption, and are not convertible into any other securities of Summit or the Operating Partnership. Distributions on the Series C preferred units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.75% per year of the $25.00 original capital contribution. We made distributions to the holder of the Series C preferred units in the aggregate amount of $3.6 million during each of the nine month periods ended September 30, 2002 and 2001.

12. COMMON STOCK REPURCHASE PROGRAM

We have a common stock repurchase program, approved by our Board of Directors, pursuant to which we are authorized to purchase up to $56.0 million of currently issued and outstanding shares of our common stock. All repurchases have been, and will be, made on the open market at prevailing prices or in privately negotiated transactions. This authority may be exercised from time to time and in such amounts as market conditions warrant. We did not repurchase any shares of our common stock during the nine months ended September 30, 2002 or 2001. As of September 30, 2002, we had repurchased 288,200 shares of common stock valued at $5.7 million under our repurchase program.

13. EMPLOYEE LOAN PROGRAM

Our Board of Directors believes that ownership of our common stock by our executive officers and certain other qualified employees aligns the interests of these officers and employees with the interests of our stockholders. To this end, our Board of Directors approved, and we instituted, a loan program. As a result of recent legislation, we are no longer permitted to make loans to our executive officers and, therefore, new issuances under the loan program have been terminated. Under the terms of the loan program, we lent amounts to certain of our executive officers and other qualified employees to (a) finance the purchase of our common stock on the open market at then-current market prices, (b) finance the payment of the exercise price of one or more stock options to purchase shares of our common stock, or (c) finance the annual tax liability or other expenses of an executive officer related to the vesting of shares of common stock which constitute a portion of a restricted stock award granted to the executive officer. The relevant officer or employee has executed a promissory note and security agreement related to each loan extended. Each outstanding note bears interest at a rate established on the date of the note, is full recourse to the officers and employees and is collateralized by the shares of our common stock which are the subject of the loans. During

SUMMIT PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

the three months ended June 30, 2002, we issued $6.7 million of loans to six executive officers. If the market price of Summit’s common stock falls materially below the price at which the shares of stock were purchased, the proceeds of the sale of the common stock may not be sufficient to repay the loan. The closing market price of our common stock was $19.40 per share on September 30, 2002. This common stock price is below the average price at which the loans were issued and, therefore, the proceeds from the shares that serve as collateral for the loans would not be sufficient to repay the loans in full. As of September 30, 2002, we had loans receivable in the net amount of $20.1 million which were collateralized by 936,000 shares of our common stock valued at $18.1 million. However, since the loans are full recourse, we have the right to collect any additional amount owed directly from the officer or employee to the extent such officer or employee is able to pay such amount. We had loans receivable in the net amount of $14.5 million as of December 31, 2001.

14. DIVIDEND REINVESTMENT AND STOCK PURCHASE PLANS

We have a non-qualified employee stock purchase plan (“ESPP”) as well as a dividend reinvestment and direct stock purchase plan (“DRIP”). Transactions under the ESPP were suspended effective July 2, 2002. Direct stock purchases under the DRIP were suspended effective October 31, 2002 and dividend reinvestment under the DRIP will be suspended effective November 15, 2002. The dividend reinvestment and direct stock purchase plan provided both new investors and existing shareholders of our stock with a method to purchase shares of common stock and/or the ability for those shareholders to designate all, a portion or none of the cash dividends on shares of our common stock owned for reinvestment in more shares of common stock. The employee stock purchase plan allowed our employees to purchase up to $25,000 per year of our common stock at a discount of 15%.

15. SUBSEQUENT EVENTS

Subsequent to September 30, 2002, we executed separate contracts for the sale of two communities. The assets of these two communities were recorded at the lower of cost or fair value less costs to sell, equaling $40.5 million in the aggregate as of September 30, 2002. The revenues and property operating income of these two communities represented 4.3% and 4.4% of total revenues and property operating income for the nine months ended September 30, 2002. The sales of these two communities are subject to customary closing conditions and are both expected to occur during the three months ended December 31, 2002.

On November 12, 2002, we sold one of the two communities to which reference is made above. Summit Stonefield, located in Yardley, Pennsylvania, was sold for $32.3 million as part of our strategy to exit our non-core markets. We expect to record a gain on disposition of Summit Stonefield.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “assume” and other similar expressions which predict or indicate future events and trends and which do not relate to historical matters. In addition, information concerning the following are forward-looking statements:

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

You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	economic conditions generally and the real estate market specifically, including changes in occupancy rates, market rents, rental rate concessions, job growth, household formation and population growth, the continuing deceleration of economic conditions in our markets, and the failure of national and local economic conditions to rebound in a timely manner;

•	uncertainties associated with our development activities, including the failure to obtain zoning and other approvals, actual costs exceeding our budgets, construction material defects and increases in construction costs;

•	the failure of investments to yield expected results;

•	the failure to sell communities marketed for sale, including properties currently under contract for sale which are subject to customary closing conditions, or to sell these communities in a timely manner or on favorable terms;

•	construction delays due to the unavailability of materials, weather conditions or other delays;

•	potential environmental liabilities and related property damages, cost of investigation and remediation and liability to third parties;

•	competition, which could limit our ability to secure attractive investment opportunities, lease apartment homes or increase or maintain rents;

•	supply and demand for apartment communities in our current and proposed market areas, especially our core markets described below;

•	availability and cost of financing and access to cost-effective capital;

•	the inability to refinance existing indebtedness or to refinance existing indebtedness on favorable terms;

•	changes in interest rates;

•	legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts (“REITs”);

•	changes in accounting principles generally accepted in the United States of America (“GAAP”), or policies and guidelines applicable to REITs; and

•	those factors discussed below and in the sections entitled “Results of Operations for the Three and Nine Months Ended September 30, 2002 and 2001” on page 22 of this report, “Operating Performance of Our Fully Stabilized Communities” beginning on page 25 of this report, “Operating Performance of Our Communities in Lease-up” beginning on page 27 of this report, “Factors Affecting the Performance of Our Development Communities” beginning on page 35 of this report and “Environmental Matters” beginning on page 37 of this report.

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

Summit is a real estate operating company that has elected REIT status and focuses on the operation, development and acquisition of primarily “Class A” luxury apartment communities located throughout the Southeast and Mid-Atlantic United States, as well as in Texas. We focus our efforts in seven core markets, with particular emphasis on Washington, D.C., South Florida and Atlanta, Georgia. Our other core markets are Dallas and Austin, Texas and Raleigh-Durham and Charlotte, North Carolina. Because we focus on these seven core markets, changes in local economic and market conditions in these markets may significantly affect our current operations and future prospects.

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with GAAP. A summary of our significant accounting policies is disclosed in Note 3 to our consolidated financial statements, which are included in our annual report on Form 10-K for the year ended December 31, 2001. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As an owner, operator and developer of apartment communities, our critical accounting policies are related to rental revenue recognition, cost capitalization and asset impairment evaluation.

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

Expenditures directly related to the acquisition, development and improvement of real estate assets are capitalized at cost as land, buildings and improvements. Improvements are categorized as either non-recurring or recurring capitalized expenditures. Non-recurring capitalized expenditures primarily consist of the cost of improvements such as new garages, water submeters, gated security access and improvements made in conjunction with renovations of apartment homes. Excluding rehabilitations, recurring capitalized expenditures consist primarily of floor coverings, furniture, appliances and equipment, and exterior paint and carpentry. Repairs and maintenance, such as landscaping maintenance, interior painting and cleaning and supplies used in such activities, are expensed as incurred and we do not accrue for such costs in advance.

We capitalize interest, the cost of our development efforts directly related to apartment construction, and certain operational costs for communities under construction and in lease-up. Interest costs are capitalized in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 34, “Capitalization of Interest Cost,” based on the ratio of those units available for rental to the total number of units in the community and depreciated over the lives of the constructed assets. We capitalize the cost of our development department efforts to projects currently under construction, currently at a rate of 3.0% of such construction assets. Such costs are then depreciated over the lives of the constructed assets upon their completion. We treat each unit in an apartment community separately for capitalization and expense recognition purposes. This results in a proration of interest and operational costs in a development community between costs that are capitalized or expensed. As units become available for their intended use, we cease capitalization of interest and operational costs on those units based on the ratio of those available for rental to the total number of units in the community.

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

     Results of Operations for the Three and Nine Months Ended September 30, 2002 and 2001

Income from continuing operations before gain on sale of real estate assets, impairment loss and minority interest decreased to $24.1 million for the nine months ended September 30, 2002 from $33.9 million for the nine months ended September 30, 2001 and to $7.3 million for the three months ended September 30, 2002 from $10.6 million for the three months ended September 30, 2001. The decrease is primarily due to a reduction in property operating income from continued operations of $12.3 million for the nine-month period and $5.4 million for the three-month period from our portfolio of communities. Property operating income is defined as rental and other property revenues less property operating and maintenance expense.

We believe that property operating income is a meaningful measure for an investor’s analysis of community performance as it represents the most consistent, comparable operating performance among our communities. Depreciation is a fixed cost not controllable by our property management staff and not all communities are encumbered by financing instruments. Therefore, all property operating and maintenance expense amounts in this Management’s Discussion and Analysis section are presented before depreciation, interest and amortization. You should not consider property operating income as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or as an alternative to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity. Our calculation of property operating income may differ from the methodology and definition used by other apartment companies and, accordingly, may not be comparable to similarly entitled measures used by other apartment companies.

We have experienced weakening fundamentals, primarily a decline in the demand for apartment homes and an increase in the supply of apartment homes, in all of our markets during the past year and the nine months ended September 30, 2002. This weakness has been due to the downturn in the national economy as well as declining economic conditions in our core markets. Local demand for apartment homes has declined due to lower job growth and/or more job losses, primary drivers of apartment demand, which has led to lower rental rates and higher concessions. Additionally, the favorable interest rate environment has produced record home sales which, when combined with the slowing economy, has depleted the number of prospective residents. The favorable interest rate environment has also provided the opportunity for developers to continue to add to the supply of apartments in our core markets. Although the current economic environment is unpredictable, we expect these trends to continue into 2003.

Operating Performance of Our Portfolio of Communities

The operating performance of our communities for the three and nine months ended September 30, 2002 and 2001 is summarized below (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,

	2002	2001	% Change	2002	2001	% Change

Property revenues:
Fully stabilized communities	$34,392	$37,478	-8.2%	$106,772	$112,029	-4.7%
Acquisition communities	527	—	100.0%	527	—	100.0%
Stabilized development communities	2,598	2,805	-7.4%	8,039	7,745	3.8%
Communities in lease-up	4,514	2,791	61.7%	11,328	5,509	105.6%
Communities sold	586	5,793	-89.9%	5,306	20,601	-74.2%

Total property revenues	42,617	48,867	-12.8%	131,972	145,884	-9.5%

Property operating and maintenance expense:
Fully stabilized communities	12,969	12,438	4.3%	37,803	36,477	3.6%
Acquisition communities	271	—	100.0%	271	—	100.0%
Stabilized development communities	922	824	11.9%	2,711	2,397	13.1%
Communities in lease-up	1,678	752	123.1%	4,522	1,828	147.4%
Communities sold	151	1,950	-92.3%	1,939	6,870	-71.8%

Total property operating and maintenance expense	15,991	15,964	0.2%	47,246	47,572	-0.7%

Property operating income:
Fully stabilized communities	21,423	25,040	-14.4%	68,969	75,552	-8.7%
Acquisition communities	256	—	100.0%	256	—	100.0%
Stabilized development communities	1,676	1,981	-15.4%	5,328	5,348	-0.4%
Communities in lease-up	2,836	2,039	39.1%	6,806	3,681	84.9%
Communities sold	435	3,843	-88.7%	3,367	13,731	-75.5%

Total property operating income	$26,626	$32,903	-19.1%	$84,726	$98,312	-13.8%

A summary of our apartment homes (excluding joint ventures) for the nine months ended September 30, 2002 and 2001 is as follows:

	2002	2001

Apartment homes at January 1 of the year	16,739	18,928
Apartment homes acquired	222	—
Developments which began rental operations during the year	761	—
Sale of apartment homes	(1,136)	(849)

Apartment homes at September 30 of the year	16,586	18,079

Operating Performance of Our Fully Stabilized Communities

The operating performance of our communities stabilized prior to January 1, 2001 is summarized below (dollars in thousands, except average monthly rental revenue):

	Three Months Ended September 30,			Nine Months Ended September 30,

	2002	2001	% Change	2002	2001	% Change

Property revenues:
Rental	$31,984	$34,783	-8.0%	$99,311	$104,251	-4.7%
Other	2,408	2,695	-10.6%	7,461	7,778	-4.1%

Total property revenues	34,392	37,478	-8.2%	106,772	112,029	-4.7%

Property operating and maintenance expense:
Personnel	2,747	2,665	3.1%	8,047	7,637	5.4%
Advertising and promotion	502	301	66.8%	1,466	1,107	32.4%
Utilities	1,676	1,749	-4.2%	4,813	5,001	-3.8%
Building repairs and maintenance	1,851	1,794	3.2%	5,036	4,975	1.2%
Real estate taxes and insurance	4,676	4,259	9.8%	13,856	12,879	7.6%
Property supervision	979	1,046	-6.4%	3,006	3,131	-4.0%
Other operating expense	538	624	-13.8%	1,579	1,747	-9.6%

Total property operating and maintenance expense	12,969	12,438	4.3%	37,803	36,477	3.6%

Property operating income	$21,423	$25,040	-14.4%	$68,969	$75,552	-8.7%

Average physical occupancy	92.0%	93.3%	-1.4%	93.0%	93.4%	-0.4%

Average monthly rental revenue	$890	$951	-6.4%	$908	$949	-4.3%

Number of apartment homes	13,323	13,323		13,323	13,323

Number of apartment communities	44	44		44	44

For the three and nine month periods ended September 30, 2002, property revenues declined due to weakening fundamentals in our markets primarily driven by (a) a decline in job growth and/or an increase in job losses, (b) residents leaving our communities to purchase homes in the low interest rate environment, and (c) new supply of apartment homes added to our core markets by builders benefiting from low interest rates. The current level of concessions offered to residents in our markets during the quarter ranged from one to three months of free rent and we expect significant concessions to continue in our core markets through the end of 2002 and into 2003. The increases in advertising costs for the three and nine month periods are primarily due to an increase in fees paid to locator companies for assistance in referring residents to our communities. As a percentage of total property revenue, total property operating and maintenance expenses increased to 35.4% for the nine months ended September 30, 2002 from 32.6% for the nine months ended September 30, 2001. We expect that property operating income for our fully stabilized pool of communities may continue to decline for the remainder of 2002 and into 2003 based on what we believe to be reasonable assumptions as to future economic conditions and the quantity of competitive supply expected in our markets. However, there can be no assurance that actual results will not differ from this assumption, especially due to the unpredictable nature of the current economy.

Operating Performance of Our Acquisition Community

On July 1, 2002, we acquired a stabilized, luxury apartment community in the Galleria sub-market of Dallas, Texas for cash in the amount of $17.7 million. The community, now known as Summit San Raphael, has 222 apartment homes and was constructed in 1999.

The operating performance of Summit San Raphael for the three and nine months ended September 30, 2002 and 2001 is summarized below (dollars in thousands, except average monthly rental revenue):

	Three and
	Nine Months
	Ended
	September 30,

	2002	2001

Property revenues:
Rental	$506	$—
Other	21	—

Total property revenues	527	—
Property operating and maintenance expense	271	—

Property operating income	$256	$—

Average physical occupancy	86.8%	—

Average monthly rental revenue	$917	$—

Number of apartment homes	222	—

Operating Performance of Our Stabilized Development Communities

Summit Lenox and Summit Russett are considered stabilized development communities as of September 30, 2002. Summit Lenox is an existing community which underwent major renovations during 1999 and 2000. Its operating results are included in results of stabilized development communities as it reached stabilization after renovation subsequent to January 1, 2001. The operating performance of these two communities for the three and nine months ended September 30, 2002 and 2001 is summarized below (dollars in thousands, except average monthly rental revenue):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Property revenues:
Rental	$2,421	$2,552	$7,483	$7,083
Other	177	253	556	662

Total property revenues	2,598	2,805	8,039	7,745
Property operating and maintenance expense	922	824	2,711	2,397

Property operating income	$1,676	$1,981	$5,328	$5,348

Average physical occupancy	91.7%	93.6%	93.0%	87.8%

Average monthly rental revenue	$1,071	$1,090	$1,068	$1,081

Number of apartment homes	857	857	857	857

The unleveraged yield on those communities considered stabilized development communities in 2002, defined as annualized property operating income as a percentage of total development cost, was 9.0% for the nine months ended September 30, 2002.

Operating Performance of Our Communities in Lease-up

A summary of the seven communities in lease-up during the three and nine months ended September 30, 2002 is as follows (dollars in thousands):

		Total	Actual/			% Leased
	Number of	Actual/	Anticipated	Actual/	Q3 2002	as of
	Apartment	Estimated	Construction	Anticipated	Average	September 30,
Community	Homes	Cost	Completion	Stabilization	Occupancy	2002

Summit Grandview — Charlotte, NC (1)	266	$51,260	Q42000	Q42001	87.5%	88.3%
Summit Overlook — Raleigh, NC	320	28,456	Q32001	Q32002	93.6%	98.8%
Summit Crest — Raleigh, NC	438	32,612	Q32001	Q32002	93.2%	96.8%
Summit Peachtree City — Atlanta, GA	399	33,229	Q42001	Q42002	77.4%	93.0%
Summit Shiloh II — Atlanta, GA	50	4,015	Q12002	Q22002	99.7%	100.0%
Summit Brookwood — Atlanta, GA (2)	359	41,500	Q42002	Q22003	18.5%	50.1%
Summit Valleybrook — Philadelphia, PA (2)	352	37,000	Q42002	Q32003	33.1%	49.7%

	2,184	$228,072

(1)	The apartment homes at Summit Grandview stabilized during the fourth quarter of 2001. Stabilization, occupancy and percent leased information in the table above represents data for the apartment units only. The 75,203 square feet of commercial space at Summit Grandview was 74.7% leased and 74.7% occupied as of September 30, 2002.

(2)	The related assets of this property are included in the “Construction in progress” category as of September 30, 2002.

The actual stabilization dates for our communities in lease-up may be later than anticipated if economic conditions in the relevant markets continue to decline or do not recover in a timely manner. The rental rates that we charge may also be less than expected, and we may need to continue to offer rent concessions to residents.

The operating performance of our lease-up communities for the three and nine months ended September 30, 2002 and 2001 is summarized below (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Property revenues:
Rental revenues	$4,282	$2,665	$10,696	$5,120
Other property revenue	232	126	632	389

Total property revenues	4,514	2,791	11,328	5,509
Property operating and maintenance expense	1,678	752	4,522	1,828

Property operating income	$2,836	$2,039	$6,806	$3,681

Number of apartment homes	2,184	2,184	2,184	2,184

Operating Performance of Our Disposition Communities

During the nine months ended September 30, 2002, we sold four apartment communities formerly known as Summit Breckenridge (300 apartment homes) located in Richmond, Virginia, Summit New Albany (428 apartment homes) located in Columbus, Ohio, Summit Pike Creek (264 apartment homes) located in Newark, Delaware and Summit Mayfaire (144 apartment homes) located in Raleigh, North Carolina. The disposition of three of these four communities completed our exit of the Richmond, Columbus and Newark markets.

During the nine months ended September 30, 2002, a joint venture in which we held a 50% ownership interest sold an apartment community formerly known as the Heights at Cheshire Bridge (318 apartment homes) located in Atlanta, Georgia.

The information in the table below represents operating results for the three and nine months ended September 30, 2002 and 2001 for the former Summit Breckenridge, Summit New Albany, Summit Pike Creek and Summit Mayfaire communities. The information in the table below also includes operating results for the three and nine months ended September 30, 2001 for the following communities sold during 2001 (referred to in this report using former community names): Summit Palm Lake, Summit Arbors, Summit Radbourne, Summit Lofts, Summit Gateway, Summit Stony Point, Summit Deerfield, Summit Waterford and Summit Walk (dollars in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Property revenues:
Rental revenues	$565	$5,377	$5,043	$19,175
Other property revenue	21	416	263	1,426

Total property revenues	586	5,793	5,306	20,601
Property operating and maintenance expense	151	1,950	1,939	6,870

Property operating income	$435	$3,843	$3,367	$13,731

Number of apartment homes	1,136	3,325	1,136	3,325

On November 12, 2002, we sold Summit Stonefield, located in Yardley, Pennsylvania, for $32.3 million as part of our strategy to exit our non-core markets. We expect to record a gain on disposition of Summit Stonefield.

Operating Performance of Summit Management Company

The Operating Partnership owns 1% of the voting stock and 99% of the non-voting stock of Summit Management Company (the “Management Company”). The remaining 99% of voting stock and 1% of non-voting stock are held by one of the Co-Chairmen of our Board of Directors. As a result of this stock ownership, the Operating Partnership has a 99% economic interest and the Co-Chairman has a 1% economic interest in the Management Company. Because of our ability to exercise significant influence, the Management Company is accounted for on the equity method of accounting. The operating performance of the

Management Company and its wholly-owned subsidiary, Summit Apartment Builders, Inc., for the three and nine months ended September 30, 2002 and 2001 is summarized below (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2002	2001	% Change	2002	2001	% Change

Revenues:
Management fees charged to Operating Partnership	$1,565	$1,418	10.4%	$4,795	$5,010	-4.3%
Third party management fee revenue	164	194	-15.5%	627	633	-0.9%
Construction revenue charged to Operating Partnership	556	701	-20.7%	1,622	2,255	-28.1%
Other revenue	64	120	-46.7%	205	372	-44.9%

Total revenue	2,349	2,433	-3.5%	7,249	8,270	-12.3%

Expenses:
Operating	2,032	2,293	-11.4%	6,192	7,186	-13.8%
Depreciation	77	80	-3.8%	230	239	-3.8%
Amortization	74	74	0.0%	221	224	-1.3%
Interest	75	75	0.0%	225	225	0.0%

Total expenses	2,258	2,522	-10.5%	6,868	7,874	-12.8%

Net income (loss)	$91	$(89)	-202.2%	$381	$396	-3.8%

The increase in management fees charged to the Operating Partnership for the three-month period is primarily due to an increase of fees earned from communities under development as a result of the stage of development of such communities during the third quarter of 2002 when compared to the same period of 2001. The decrease in management fees charged to the Operating Partnership for the nine-month period is primarily due to the absence in 2002 of management fees earned from communities disposed during 2001, as well as decreased collections from stabilized communities during the nine months ended September 30, 2002 when compared to the same period in 2001. Construction revenue declined for the three and nine months ended September 30, 2002 and 2001 due to a reduction in our development activity. All of the construction revenue during the three and nine months ended September 30, 2002 and 2001 was from contracts with the Operating Partnership. We have curtailed, and may continue to curtail, our development efforts to increase our financial flexibility in the current economic environment. Operating expenses decreased at the Management Company primarily due to a reduction in staffing.

Property management fees from third parties as a percentage of total property management revenues were 9.5% and 11.6% for the three and nine months ended September 30, 2002 and 12.0% and 11.2% for the three and nine months ended September 30, 2001.

Other Income and Expenses

Other income increased by $76,000 to $206,000 for the three months ended September 30, 2002 and decreased by $409,000 to $411,000 for the nine months ended September 30, 2002 when compared to the same periods in 2001. The decrease in the nine-month period is primarily due to a $388,000 fee earned during 2001 in connection with a community that is being developed by a third party developer.

Interest expense decreased by $1.5 million, or 14.9%, and $3.3 million, or 11.0%, for the three and nine months ended September 30, 2002 compared with the same periods in 2001. These decreases were primarily due to a decrease of 0.43% in our average interest rate and a decrease of $14.6 million in average indebtedness outstanding for the three-month period ended September 30, 2002 when compared to the same period of 2001, as well as a decrease of 0.34% in our average interest rate and a decrease of $30.1 million in average indebtedness outstanding for the nine-month period ended September 30, 2002 when compared to the same period in 2001.

General and administrative expenses decreased $780,000 and $163,000, or 43.3% and 3.8%, for the three and nine months ended September 30, 2002 as compared to the same periods in 2001. The decrease for the three-

month period was primarily the result of a decrease in the amount recorded for executive compensation during the three months ended September 30, 2002 of $555,000 when compared to the amount recorded during the three months ended September 30, 2001 as certain performance objectives required by the executive compensation plan for payment of incentive compensation have not yet been met. In addition, the amount recorded for abandoned pursuit projects decreased by $170,000 during the three months ended September 30, 2002 when compared to the same period in 2001. This decrease in abandoned pursuit project costs is due to the fact that we are curtailing, and may continue to curtail, our development efforts to increase our financial flexibility in the current economic environment. As a percentage of revenues, general and administrative expenses were 2.4% and 3.2% for the three and nine months ended September 30, 2002 and 3.8% and 3.1% for the three and nine months ended September 30, 2001.

Liquidity and Capital Resources

     Liquidity

Our net cash provided by operating activities decreased to $43.6 million for the nine months ended September 30, 2002 from $62.0 million for the same period in 2001, primarily due to a $9.9 million decrease in income from continuing operations before gain on sale of real estate assets, impairment loss and minority interest. In addition, the amount of cash provided by accounts payable and accrued expenses within operating activities decreased by$ 6.2 million.

Net cash used in investing activities decreased to $27.2 million for the nine months ended September 30, 2002 from $32.9 million for the same period in 2001 primarily due to an increase of $14.7 million in proceeds received from the sale of communities, an increase in cash provided by investments in joint ventures of $8.1 million, and a decrease in cash used for capital expenditures of $3.5 million, all offset by an increase in cash used for the acquisition of real estate assets of $17.9 million and an increase in cash used for construction of real estate assets and land acquisitions of $4.8 million. Sale proceeds from six of the nine communities sold during 2001 and two of the four communities sold during the nine months ended September 30, 2002 were placed in escrow in accordance with like-kind exchange income tax rules and regulations. In addition to cash proceeds received in connection with the 2002 dispositions which were not placed in escrow in accordance with like-kind exchange income tax rules and regulations, proceeds from the sale of communities represent funds expended from these like-kind exchange escrows. In the event proceeds from these property sales are not fully invested in qualified like-kind property during the required time period, a special distribution may be made or company level tax may be incurred.

Net cash used in financing activities decreased to $15.9 million for the nine months ended September 30, 2002 from $29.6 million for the nine months ended September 30, 2001. The decrease in cash used in financing activities is primarily due to an increase in net borrowings on our unsecured credit facility of $79.0 million, an increase in proceeds from the issuance of mortgages of $6.9 million, an increase in the repayments of unsecured notes and medium-term notes of $11.0 million, and the absence of proceeds from the issuance of unsecured medium-term notes of $60.0 million. The proceeds from the credit facility borrowings were primarily used to fund development activity and to repay $41.0 million of unsecured notes and medium-term notes which matured during the period.

The ratio of earnings to fixed charges was 1.91 for the nine months ended September 30, 2002 compared to 1.61 for the nine months ended September 30, 2001. The increase in the ratio of earnings to fixed charges is primarily due to an $18.1 million increase in gain on sale of real estate assets for the nine months ended September 30, 2002 when compared to the same period in 2001.

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

Our outstanding indebtedness as of September 30, 2002 totaled $732.6 million. This amount included $282.9 million of fixed rate conventional mortgages, $6.9 million of variable rate mortgages, $10.6 million of variable rate tax-exempt bonds, $267.0 million of fixed rate unsecured notes, $3.8 million of tax-exempt fixed rate mortgages, $156.5 million under our unsecured credit facility, and $4.9 million of fair value adjustments of hedged debt instruments.

We expect to meet our liquidity requirements over the next twelve months, including payments of dividends and distributions as well as recurring capital expenditures relating to maintaining our existing communities, primarily through our working capital, net cash provided by operating activities, proceeds from disposition of certain communities and borrowings under our unsecured credit facility.

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

     Credit Facility

We have a syndicated unsecured line of credit in the amount of $225.0 million, which matures on September 26, 2004. The credit facility provides funds for new development, acquisitions and general working capital purposes. Loans under the credit facility bear interest at LIBOR plus 100 basis points. The spread component of the aggregate interest rate will change in the event of an upgrade or downgrade of our unsecured credit rating of BBB- by Standard & Poor’s Rating Services and Baa3 by Moody’s Investors Service. Amounts are borrowed for thirty, sixty or ninety day increments at the appropriate interest rates for such time period. Therefore, amounts are borrowed and repaid within those thirty, sixty or ninety day periods. The credit facility is repayable monthly on an interest only basis with principal due at maturity of each thirty, sixty or ninety day increment. As of September 30, 2002, the outstanding balance of the credit facility was $156.5 million, leaving $68.5 million of remaining availability on the $225.0 million commitment.

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

On September 27, 2002, we entered into an amendment to the credit agreement related to our unsecured line of credit which modified certain definitions and financial covenants that we are required to meet at the end of each quarter.

     Medium-Term Notes

On April 20, 2000, we commenced a program for the sale by the Operating Partnership of up to $250.0 million aggregate principal amount of medium-term notes (MTN) due nine months or more from the date of issuance. We had medium-term notes with an aggregate principal amount of $112.0 million outstanding in connection with the MTN program as of September 30, 2002.

On May 29, 1998, we established a program for the sale by the Operating Partnership of up to $95.0 million aggregate principal amount of medium-term notes due nine months or more from the date of issuance. We had medium-term notes with an aggregate principal amount of $25.0 million outstanding in connection with this MTN program as of September 30, 2002. As a result of the commencement of the $250.0 million MTN program, we cannot issue any additional notes under the $95.0 million MTN program.

     Mortgage Refinancing

During the three months ended September 30, 2002, we refinanced a fixed rate conventional mortgage with a $2.4 million balance at the time of the refinancing. The new variable rate mortgage loan has a principal balance of $6.9 million and is payable monthly on an interest only basis with principal due at maturity. This mortgage has an interest rate of LIBOR plus 170 basis points (3.51% as of September 30, 2002). The principal balance and any unpaid interest are due on August 1, 2005; however, there are two one-year extension options.

     Derivative Financial Instruments

We are exposed to capital market risk, such as changes in interest rates. To manage the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We generally do not utilize derivative financial instruments for trading or speculative purposes. On January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The cumulative effect of adopting SFAS No. 133 was not material to our financial statements.

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

On June 14, 2002, we entered into an interest rate swap with a notional amount of $50.0 million, relating to $50.0 million of 7.20% fixed rate notes issued under our MTN program. Under the interest rate swap agreement, through the maturity date of August 15, 2007, (a) we have agreed to pay to the counterparty the interest on a $50.0 million notional amount at a floating interest rate of three-month LIBOR plus 241.75 basis points, and (b) the counterparty has agreed to pay to us the interest on the same notional amount at the fixed rate of the underlying debt obligation. The floating rate as of September 30, 2002 was 4.1675%. The fair value of the interest rate swap was an asset of $3.7 million as of September 30, 2002. The swap has been designated as a fair value hedge of the underlying fixed rate debt obligation and has been recorded in “Other assets” in the accompanying balance sheets. We assume no ineffectiveness as the interest rate swap meets the short-cut method conditions required under SFAS No. 133 for fair value hedges of debt instruments. Accordingly, no gains or losses were recorded in income relative to our underlying debt and interest rate swap.

     Preferred Units

As of September 30, 2002, the Operating Partnership had outstanding 3.4 million preferred units of limited partnership interest designated as 8.95% Series B Cumulative Redeemable Perpetual Preferred Units. These preferred units are redeemable by the Operating Partnership on or after April 29, 2004 for cash at a redemption price equal to the holder’s capital account, or at our option, shares of our 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock, or a combination of cash and shares of our 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock. Holders of the Series B preferred units have the right to exchange these preferred units for shares of our Series B preferred stock on a one-for-one basis, subject to adjustment: (a) on or after April 29, 2009, (b) if full quarterly distributions are not made for six quarters, whether or not consecutive, or (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the preferred units for federal income tax purposes. The Series B preferred units have no stated maturity, are not subject to any sinking fund or mandatory redemption, and are not convertible into any other securities of Summit or the Operating Partnership. Distributions on the Series B preferred units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.95% per year of the $25.00 original capital contribution. We made distributions to the holders of the Series B preferred units in the aggregate amount of $5.7 million during each of the nine month periods ended September 30, 2002 and 2001.

As of September 30, 2002, the Operating Partnership had outstanding 2.2 million preferred units of limited partnership interest designated as 8.75% Series C Cumulative Redeemable Perpetual Preferred Units. The preferred units are redeemable by the Operating Partnership on or after September 3, 2004 for cash at a redemption price equal to the holder’s capital account. Holders of the Series C preferred units have the right to exchange these preferred units for shares of our Series C preferred stock on a one-for-one basis, subject to adjustment: (a) on or after September 3, 2009, (b) if full quarterly distributions are not made for six quarters, whether or not consecutive, (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the preferred units for federal income tax purposes, or (d) if the holdings in the Operating Partnership of the Series C unitholder exceed 18% of the total profits of or capital interest in the Operating Partnership for a taxable year. The Series C preferred units have no stated maturity, are not subject to any sinking fund or mandatory redemption, and are not convertible into any other securities of Summit or the Operating Partnership. Distributions on the Series C preferred units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.75% per year of the $25.00 original capital contribution. We made distributions to the holder of the Series C preferred units in the aggregate amount of $3.6 million during each of the nine month periods ended September 30, 2002 and 2001.

     Common Stock Repurchase Program

We have a common stock repurchase program, approved by our Board of Directors, pursuant to which we are authorized to purchase up to $56.0 million of currently issued and outstanding shares of our common stock. All repurchases have been, and will be, made on the open market at prevailing prices or in privately negotiated transactions. This authority may be exercised from time to time and in such amounts as market conditions warrant. We did not repurchase any shares of our common stock during the nine months ended September 30, 2002 or 2001. As of September 30, 2002, we had repurchased 288,200 shares of common stock valued at $5.7 million under our repurchase program.

     Dividend Reinvestment and Stock Purchase Plans

We have a non-qualified employee stock purchase plan (“ESPP”) as well as a dividend reinvestment and direct stock purchase plan (“DRIP”). Transactions under the ESPP were suspended effective July 2, 2002. Direct stock purchases under the DRIP were suspended effective October 31, 2002 and dividend reinvestment under the DRIP will be suspended effective November 15, 2002. The dividend reinvestment and direct stock purchase plan provided both new investors and existing shareholders of our stock with a method to purchase shares of common stock and/or the ability for those shareholders to designate all, a portion or none of the cash dividends on shares of our common stock owned for reinvestment in more shares of common stock. The employee stock purchase plan allowed our employees to purchase up to $25,000 per year of our common stock at a discount of 15%.

     Employee Loan Program

Our Board of Directors believes that ownership of our common stock by our executive officers and certain other qualified employees aligns the interests of these officers and employees with the interests of our stockholders. To this end, our Board of Directors approved, and we instituted, a loan program. As a result of recent legislation, we are no longer permitted to make loans to our executive officers and, therefore, new issuances under the loan program have been terminated. Under the terms of the loan program, we lent amounts to certain of our executive officers and other qualified employees to (a) finance the purchase of our common stock on the open market at then-current market prices, (b) finance the payment of the exercise price of one or more stock options to purchase shares of our common stock, or (c) finance the annual tax liability or other expenses of an executive officer related to the vesting of shares of common stock which constitute a portion of a restricted stock award granted to the executive officer. The relevant officer or employee has executed a promissory note and security agreement related to each loan extended. Each outstanding note bears interest at a rate established on the date of the note, is full recourse to the officers and employees and is collateralized by the shares of our common stock which are the subject of the loans. During the three months ended June 30, 2002, we issued $6.7 million of loans to six executive officers. If the market price of Summit’s common stock falls materially below the price at which the shares of stock were purchased, the proceeds of the sale of the common stock may not be sufficient to repay the loan. The closing market price of our common stock was $19.40 per share on September 30, 2002. This common stock price is below the average price at which the loans were issued and, therefore, the proceeds from the shares which serve as collateral for the loans would not be sufficient to repay the loans in full. As of September 30, 2002, we had loans receivable in the net amount of $20.1 million which were collateralized by 936,000 shares of our common stock valued at $18.1 million. However, since the loans are full recourse, we have the right to collect any additional amount owed directly from the officer or employee to the extent such officer or employee is able to pay such amount. We had loans receivable in the net amount of $14.5 million as of December 31, 2001.

Communities Sold or Held for Sale

In accordance with SFAS No. 144, net income and gain (loss) on disposition of real estate for communities sold or considered held for sale after December 31, 2001 are reflected in our statements of operations as “discontinued operations” for all periods presented. Below is a summary of discontinued operations for Summit New Albany, Summit Pike Creek and Summit Mayfaire for the three and nine months ended September 30, 2002 (in thousands). There were no assets considered held for sale as of September 30, 2002.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Property revenues:
Rental revenues	$565	$2,018	$4,331	$6,074
Other property revenue	20	105	213	350

Total property revenues	585	2,123	4,544	6,424
Property operating and maintenance expense	151	777	1,653	2,268
Depreciation	14	447	883	1,339
Interest and amortization	29	111	174	397

Income from discontinued operations before loss on disposition of discontinued operations	391	788	1,834	2,420
Gain on disposition of discontinued operations	16,900	—	12,691	—

Income from discontinued operations before minority interest	17,291	788	14,525	2,420
Minority interest of discontinued operations	(1,970)	(90)	(1,660)	(322)

Income from discontinued operations, net of minority interest	$15,321	$698	$12,865	$2,098

Subsequent to September 30, 2002, we executed separate contracts for the sale of two communities. The assets of these two communities were recorded at the lower of cost or fair value less costs to sell, equaling $40.5 million in the aggregate as of September 30, 2002. The revenues and property operating income of these two communities represented 4.3% and 4.4% of total revenues and property operating income for the nine months ended September 30, 2002. The sales of these two communities are subject to customary closing conditions and are both expected to occur during the three months ended December 31, 2002. On November 12, 2002, we sold one of these communities, Summit Stonefield located in Yardley, Pennsylvania, for $32.3 million as part of our strategy to exit our non-core markets.

Development Activity

Our construction in progress as of September 30, 2002 is summarized as follows (dollars in thousands):

		Total		Estimated	Anticipated
	Apartment	Estimated	Cost To	Cost To	Construction
Community	Homes	Costs	Date	Complete	Completion

Summit Brookwood — Atlanta, GA (1)	359	$41,500	$36,905	$4,595	Q4 2002
Summit Grand Parc — Washington, DC (2)	105	42,000	40,736	1,264	Q4 2002
Summit Valleybrook — Philadelphia, PA (1)	352	37,000	36,269	731	Q4 2002
Summit Roosevelt — Washington, DC	198	49,600	37,111	12,489	Q3 2003
Summit Stockbridge — Atlanta, GA	304	23,600	14,768	8,832	Q4 2003
Summit Silo Creek — Washington, DC	284	41,700	15,316	26,384	Q2 2004
Summit Las Olas — Ft. Lauderdale, FL	420	73,700	27,656	46,044	Q3 2005
Other development and construction costs (3)	—	—	26,036	—

	2,022	$309,100	$234,797	$100,339

(1)	These communities were in lease-up as of September 30, 2002.
(2)	The estimated cost of Summit Grand Parc has increased by 42.9% over the estimated cost disclosed one year ago. Summit Grand Parc is an historic renovation of a building in downtown Washington, D.C. involving building a new tower adjacent to the historic structure. We and our third party general contractor underestimated the complexity and cost of this unique construction project. Summit Grand Parc was 97% complete as of September 30, 2002 and we do not foresee any future material increases to the estimated costs.
(3)	Consists primarily of land held for development and other pre-development costs.

Estimated costs to complete the development communities listed above of $100.3 million, as well as our commitment to purchase Summit Brickell for an estimated price ranging from $50.5 million to $60.0 million (see section entitled “Commitments and Contingencies” below), represent substantially all of our material commitments for capital expenditures as of September 30, 2002. We have curtailed, and may continue to curtail, our development spending in an effort to increase our financial flexibility in the current economic environment.

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

In addition, we are conducting feasibility and other pre-development work for four communities. We could abandon the development of any one or more of these potential communities in the event that we determine that market conditions do not support development, financing is not available on favorable terms or at all, we are unable to obtain necessary permits and authorizations, or due to other circumstances which may prevent development. There can be no assurance that, if we do pursue one or more potential communities, that we will be able to complete construction within the currently estimated development budgets or that construction can be started at the time currently anticipated.

Commitments and Contingencies

The estimated cost to complete the seven development projects currently under construction was $100.3 million as of September 30, 2002. Anticipated construction completion dates of the projects range from the fourth quarter of 2002 to the third quarter of 2005.

In January 2000, the Operating Partnership entered into a real estate purchase agreement with a third-party real estate developer. Under the terms of the agreement, the Operating Partnership has agreed to purchase upon completion a “Class A” mixed-use community, which will be called Summit Brickell, and is located in Miami, Florida. The Operating Partnership will purchase Summit Brickell upon the earlier of one year after construction completion or the achievement of 80% occupancy. The Operating Partnership may extend this closing obligation for six months after the initial purchase period. The Operating Partnership expects to close on the purchase of Summit Brickell in 2003. The final purchase price will be determined based on budgeted construction costs plus a bonus to the developer based on the capitalized income of the property at the time of purchase. In the event there are net cost savings during construction, a portion of such savings will be used to reduce the purchase price and a portion will be paid as an incentive to the developer pursuant to an agreed upon formula. In the event there are net cost overruns during construction, the developer will be responsible for funding such overruns unless those overruns result from design change orders which are requested by the Operating Partnership; such change order overruns will be added to the purchase price. The purchase price is expected to range from $50.5 million to $60.0 million. The purchase of Summit Brickell by the Operating Partnership is subject to customary closing conditions. The Operating Partnership has issued a letter of credit in the amount of $13.0 million, which will serve as a credit enhancement to the developer’s construction loan. In the event that any amount under the letter of credit is drawn upon, the Operating Partnership shall be treated as having issued a loan to the developer in the amount of such draw. Any such loan will accrue interest at a rate of eighteen percent (18%) per year.

On May 25, 2001, we contributed $4.2 million for a 29.78% interest in a joint venture named SZF, LLC, which owns substantially all of the interests in a limited liability company that is developing, through a third-party contractor, an apartment community in Miami, Florida. The community will consist of 323 apartment homes and 17,795 square feet of office/retail space. The construction costs are being funded through the equity that the joint venture contributed to the limited liability company and by a loan to that company from an unrelated third party. In the event that construction costs exceed the construction loan amount, we have agreed to lend to the joint venture, which will in turn advance to the limited liability company, the amount required to fund such cost overruns, up to $5.0 million. This loan would accrue interest at the rate of eleven percent (11%) per year. Subsequent to September 30, 2002, we received formal notice from the lender that there are, in fact, cost overruns which we will be responsible for funding through the limited liability company. The total amount of the overruns has not yet been determined.

We have employment agreements with two of our former executive officers, both of whom resigned from such executive positions, but who remain as employees and have agreed to provide various services to us from time to time through December 31, 2001. Each employment agreement requires that we pay to the former officers a base salary aggregating up to $2.1 million over the period from July 1, 2001 to December 31, 2011 ($200,000 on an annual basis). Each employment agreement also requires that we provide participation in our life insurance plan, office space, information systems support and administrative support for the remainder of each officer’s life, and participation in our health and dental insurance plans until the last to die of the officer or such officer’s spouse. Either party can terminate the employment agreements, effective 20 business days after written notice is given. The full base salary amount due shall be payable through 2011 whether or not the agreements are terminated earlier in accordance with their terms.

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

Certain federal, state and local laws, ordinances and regulations govern the removal, encapsulation and disturbance of asbestos-containing materials (“ACMs”), when these materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. These laws, ordinances and regulations may impose liability for release of ACMs and may provide for third parties to seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership, operation, management and development of our communities and other real properties, we may be potentially liable for these costs.

Finally, when excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed. Concern about indoor exposure to mold has been increasing as exposure to mold may cause a variety of health effects and symptoms, including severe allergic or other reactions. As a result, the presence of mold at one of our communities could require us to undertake a costly remediation program to contain or remove the mold from the affected community. Such a remediation program could necessitate the temporary relocation of some or all of the community’s residents or the complete rehabilitation of the community.

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

FFO and FAD for the three and nine months ended September 30, 2002 and 2001 are calculated as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income	$23,848	$10,087	$42,985	$34,359
Minority interest of common unitholders in Operating Partnership	3,070	1,296	5,547	5,280
Gain on sale of real estate assets	(16,900)	(2,788)	(26,530)	(13,570)
Gain on sale of real estate assets — joint ventures	(5,423)	(271)	(5,423)	(271)

Adjusted net income	4,595	8,324	16,579	25,798
Depreciation:
Real estate assets	9,916	9,768	29,376	29,115
Real estate joint venture	306	282	922	856

Funds from Operations	14,817	18,374	46,877	55,769
Recurring capital expenditures (1)	(1,248)	(1,201)	(3,159)	(3,736)

Funds Available for Distribution	$13,569	$17,173	$43,718	$52,033

Non-recurring capital expenditures (1)(2)	$424	$748	$1,056	$2,881

Cash Flow Provided By (Used In):
Operating Activities	$12,729	$25,272	$43,643	$61,974
Investing Activities	(4,176)	(19,871)	(27,231)	(32,902)
Financing Activities	(8,327)	(5,252)	(15,873)	(29,567)

Weighted average shares and units outstanding — basic	31,047,380	30,502,457	30,873,231	30,868,393

Weighted average shares and units outstanding — diluted	31,178,281	30,879,316	31,097,274	31,191,185

(1)	Recurring capital expenditures are expected to be funded from operations and consist primarily of floor coverings, furniture, appliances and equipment and exterior paint and carpentry. In contrast, non-recurring capital expenditures, such as major improvements, new garages and access gates, are expected to be funded by financing activities and, therefore, are not included in the calculation of FAD.
(2)	Non-recurring capital expenditures for the nine months ended September 30, 2002 and 2001 primarily consist of: $781,000 and $646,000 for major renovations in 2002 and 2001; $10,000 and $120,000 for access gates and security fences in 2002 and 2001; $265,000 and $1.1 million in other revenue enhancement expenditures in 2002 and 2001; and $1.0 million of alternative landscaping mulch in 2001.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On June 14, 2002, we entered into an interest rate swap with a notional amount of $50.0 million, relating to $50.0 million of 7.20% fixed rate notes issued under our medium-term note (“MTN”) program. Under the interest rate swap agreement, through the maturity date of August 15, 2007, (a) we have agreed to pay to the counterparty the interest on a $50.0 million notional amount at a floating interest rate of three-month LIBOR plus 241.75 basis points, and (b) the counterparty has agreed to pay to us the interest on the same notional amount at the fixed rate of the underlying debt obligation. The floating rate as of September 30, 2002 was 4.1675%. The fair value of the interest rate swap was an asset of $3.7 million as of September 30, 2002. The swap has been designated as a fair value hedge of the underlying fixed rate debt obligation and has been recorded in “Other assets” in the accompanying balance sheets. We assume no ineffectiveness as the interest rate swap meets the short-cut method conditions required under SFAS No. 133 for fair value hedges of debt instruments. Accordingly, no gains or losses were recorded in income relative to our underlying debt and interest rate swap.

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

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the new rules, we currently are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in internal controls.

None

PART II

ITEM 2.	CHANGES IN SECURITIES

During the three months ended September 30, 2002, we issued to limited partners of the Operating Partnership 10,816 shares of our common stock in exchange for the corresponding number of common units. These shares of our common stock were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. In light of the information obtained by us in connection with these transactions, we believe that we may rely on this exemption.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of September 27, 2002, by and among the Operating Partnership, the Company and the lenders listed therein (incorporated by reference to Exhibit 10.3 to the Operating Partnership’s Current Report on Form 8-K filed October 3, 2002, File No. 0-22411).
*12.1	Statement Regarding Calculation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 2002.

*	Filed herewith

(b) Reports on Form 8-K

On August 14, 2002, we filed a Current Report on Form 8-K dated August 14, 2002, regarding the certifications made by our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

On October 3, 2002, we filed a Current Report on Form 8-K dated September 27, 2002, in connection with an amendment to the Operating Partnership’s Amended and Restated Credit Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMMIT PROPERTIES INC.

November 14, 2002 (Date)	/s/ STEVEN R. LEBLANC ---------------------------------------------- Steven R. LeBlanc, President and Chief Executive Officer

November 14, 2002 (Date)	/s/ GREGG D. ADZEMA ---------------------------------------------- Gregg D. Adzema, Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Steven R. LeBlanc, President and Chief Executive Officer of Summit Properties Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Summit Properties Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ STEVEN R. LEBLANC

Steven R. LeBlanc
President and
Chief Executive Officer

Date: November 14, 2002

CERTIFICATIONS

I, Gregg D. Adzema, Executive Vice President and Chief Financial Officer of Summit Properties Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Summit Properties Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ GREGG D. ADZEMA

Gregg D. Adzema
Executive Vice President and
Chief Financial Officer

Date: November 14, 2002