Form 10-Q
period 2003-06-30
SUMMIT PROPERTIES INC
filed 2003-08-14
CIK 915773

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
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

26,842,448 shares of common stock, par value $.01 per share, outstanding as of August 8, 2003

SUMMIT PROPERTIES INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

SUMMIT PROPERTIES INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	June 30,	December 31,
	2003	2002

ASSETS
Real estate assets:
Land and land improvements	$188,928	$168,606
Buildings and building improvements	931,830	848,473
Furniture, fixtures and equipment	71,160	67,266

Total real estate assets	1,191,918	1,084,345
Less: Accumulated depreciation	(156,493)	(138,940)

Net operating real estate assets	1,035,425	945,405
Net real estate assets — assets held for sale	127,367	158,867
Construction in progress	134,322	139,263

Net real estate assets	1,297,114	1,243,535
Cash and cash equivalents	2,660	2,353
Restricted cash	1,179	61,446
Investments in Summit Management Company and real estate joint ventures	15,357	3,161
Deferred financing costs, net of accumulated amortization of $7,891 in 2003 and $7,173 in 2002	6,396	6,008
Other assets	19,780	21,211
Other assets — assets held for sale	783	1,763

Total assets	$1,343,269	$1,339,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable	$669,452	$633,492
Accrued interest payable	4,892	4,936
Accounts payable and accrued expenses	31,341	35,714
Dividends and distributions payable	10,210	10,456
Security deposits and prepaid rents	2,352	2,128
Notes payable and other liabilities — assets held for sale	58,408	69,348

Total liabilities	776,655	756,074

Commitments and contingencies
Minority interests of common unitholders in Operating Partnership and minority interests in three operating communities	55,562	50,264
Minority interest of preferred unitholders in Operating Partnership	136,261	136,261
Stockholders’ equity:
Preferred stock, $0.01 par value — 25,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value — 100,000,000 shares authorized, 26,686,972 shares issued and outstanding in 2003 and 27,436,060 shares issued and outstanding in 2002	267	274
Additional paid-in capital	414,974	429,003
Accumulated deficit	(22,655)	(12,624)
Unamortized restricted stock compensation	(190)	(261)
Employee notes receivable	(17,605)	(19,514)

Total stockholders’ equity	374,791	396,878

Total liabilities and stockholders’ equity	$1,343,269	$1,339,477

See notes to consolidated financial statements.

SUMMIT PROPERTIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Revenues:
Rental	$33,163	$30,785	$65,137	$61,658
Other property	2,472	2,235	4,526	4,537
Interest	623	610	1,340	1,116
Other	70	73	360	205
Gain and interest income on compensation plans	50	46	238	224

Total revenues	36,378	33,749	71,601	67,740

Expenses
Property operating and maintenance:
Personnel	2,895	2,428	5,625	5,008
Advertising and promotion	556	509	1,119	953
Utilities	1,737	1,547	3,556	3,156
Building repairs and maintenance	1,709	1,531	3,225	2,893
Real estate taxes and insurance	4,598	3,745	8,903	7,387
Depreciation	9,079	7,362	17,554	14,706
Property supervision	1,189	997	2,338	1,970
Other operating	594	511	1,027	1,038

Total property operating and maintenance expenses	22,357	18,630	43,347	37,111
Interest	6,666	7,622	13,252	15,162
Amortization	538	311	933	621
General and administrative	1,944	1,388	3,545	3,147
Liability adjustment and gain on compensation plans	50	46	238	224

Total expenses	31,555	27,997	61,315	56,265
Income from continuing operations before income (loss) on equity investments, gain on sale of real estate assets, minority interest of common unitholders in Operating Partnership and dividends to preferred unitholders in Operating Partnership	4,823	5,752	10,286	11,475
Income (loss) on equity investments:
Summit Management Company	(330)	270	(594)	291
Real estate joint ventures	(75)	(41)	(164)	23

Total income (loss) on equity investments	(405)	229	(758)	314

Income from continuing operations before gain on sale of real estate assets, minority interest of common unitholders in Operating Partnership and dividends to preferred unitholders in Operating Partnership	4,418	5,981	9,528	11,789
Gain on sale of real estate assets	—	13,843	—	13,843
Minority interest of common unitholders in Operating Partnership	(111)	(1,914)	(384)	(2,228)
Dividends to preferred unitholders in Operating Partnership	(3,105)	(3,105)	(6,210)	(6,210)

Income from continuing operations	1,202	14,805	2,934	17,194
Discontinued operations:
Income from discontinued operations	360	3,076	1,084	6,403
Gain (loss) on disposition of discontinued operations	3,122	(4,209)	6,258	(4,209)
Loss from early extinguishment of debt	(1,508)	—	(1,508)	—
Minority interest of common unitholders in Operating Partnership	(271)	130	(674)	(251)

Income (loss) from discontinued operations, net of minority interest	1,703	(1,003)	5,160	1,943

Net income	$2,905	$13,802	$8,094	$19,137

Per share data:
Income from continuing operations — basic and diluted	$0.04	$0.54	$0.11	$0.63

Income (loss) from discontinued operations — basic and diluted	$0.06	$(0.04)	$0.19	$0.07

Net income — basic and diluted	$0.11	$0.50	$0.30	$0.70

Dividends declared	$0.34	$0.48	$0.68	$0.95

Weighted average shares — basic	26,892,289	27,333,056	27,050,846	27,228,764

Weighted average shares — diluted	26,987,169	27,608,661	27,111,709	27,489,472

See notes to consolidated financial statements.

SUMMIT PROPERTIES INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

				Unamortized
		Additional		Restricted	Employee	Total
	Common	Paid-in	Accumulated	Stock	Notes	Stockholders’
	Stock	Capital	Deficit	Compensation	Receivable	Equity

Balance, December 31, 2002	$274	$429,003	$(12,624)	$(261)	$(19,514)	$396,878
Dividends	—	—	(18,125)	—	—	(18,125)
Repurchase of common stock	(8)	(15,185)	—	—	—	(15,193)
Exercise of stock options	1	956	—	—	—	957
Issuance of unrestricted stock grants	—	660	—	—	—	660
Netdown of restricted and unrestricted stock grants	—	(460)	—	—	—	(460)
Amortization of restricted stock grants	—	—	—	71	—	71
Repayment of employee notes receivable	—	—	—	—	1,909	1,909
Net income	—	—	8,094	—	—	8,094

Balance, June 30, 2003	$267	$414,974	$(22,655)	$(190)	$(17,605)	$374,791

See notes to consolidated financial statements.

SUMMIT PROPERTIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net income	$8,094	$19,137
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest of common unitholders in Operating Partnership	1,058	2,477
Loss (income) on equity investments	758	(314)
(Gain) loss on sale of real estate assets — discontinued operations	(6,258)	4,209
Gain on sale of real estate assets — continuing operations	—	(13,843)
Loss on early extinguishment of debt	1,508	—
Depreciation and amortization	20,651	20,810
Issuance of unrestricted stock grants	660	—
Amortization of gain on interest rate swap hedge	(503)	(42)
Decrease (increase) in restricted cash	759	(559)
Decrease (increase) in other assets	190	(1,963)
Decrease in accrued interest payable	(44)	(31)
(Decrease) increase in accounts payable and accrued expenses	(4,325)	1,464
Increase (decrease) in security deposits and prepaid rents	118	(431)

Net cash provided by operating activities	22,666	30,914

Cash flows from investing activities:
Construction of real estate assets and land acquisitions	(36,497)	(57,702)
Proceeds from sale of real estate assets	85,827	48,444
Acquisition of communities	(59,427)	—
Capitalized interest	(5,433)	(4,963)
Investment in real estate joint ventures	(10,403)	(6,878)
Distribution from real estate joint venture	—	737
Contribution from historic tax credit venture partner	6,657	200
Recurring capital expenditures	(2,557)	(1,911)
Non-recurring capital expenditures	(1,141)	(633)
Corporate and other asset additions and office tenant improvements	(161)	(404)
Decrease in notes receivable	2,169	55

Net cash used in investing activities	(20,966)	(23,055)

Cash flows from financing activities:
Net (repayments) borrowings on line of credit	(34,000)	18,500
Proceeds from issuance of mortgage debt	70,940	—
Repayments of mortgage debt	(1,852)	(2,822)
Repayments of tax-exempt bonds	(220)	(340)
Payment of deferred financing costs	(1,214)	(63)
Payment for early extinguishment of debt	(1,508)	—
Proceeds from termination of interest rate swap	—	1,510
Net proceeds from dividend reinvestment and stock purchase plans and exercise of stock options	957	7,533
Dividends and distributions to unitholders	(20,752)	(25,693)
Repurchase of common stock	(15,193)	—
Netdown of restricted and unrestricted stock grants	(460)	—
Repayments of employee notes receivable	1,909	601
Increase in employee notes receivable	—	(6,772)

Net cash provided by (used in) financing activities	(1,393)	(7,546)

Net increase in cash and cash equivalents	307	313
Cash and cash equivalents at beginning of period	2,353	1,814

Cash and cash equivalents at end of period	$2,660	$2,127

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$15,468	$18,228

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

1. BASIS OF PRESENTATION

We conduct substantially all of our business through the Operating Partnership. Summit is the sole general partner and majority owner of the Operating Partnership. We focus on the development, acquisition and operation of luxury apartment communities throughout the Southeast and Mid-Atlantic states and have chosen to focus our current efforts in five markets consisting of Atlanta, Charlotte, Raleigh, Southeast Florida and Washington, D.C.

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

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We have included all material adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year. You should read our December 31, 2002 audited financial statements and notes included in our Annual Report on Form 10-K in conjunction with these interim statements. Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

Recently Adopted Accounting Pronouncements — In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee entered into after January 1, 2003, a liability for the fair value of the obligation undertaken in issuing certain guarantees. The disclosure requirements, initial recognition and initial measurement provisions of this Interpretation are currently effective and did not affect our financial position and results of operations for the three and six months ended June 30, 2003.

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 prospectively to all stock options granted, modified, or settled after January 1, 2003, as allowed by SFAS No. 148. The adoption of SFAS No. 148 did not have a material effect on our financial position or results of operations.

SUMMIT PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation requires that variable interest entities created after January 31, 2003, and variable interest entities in which an interest is obtained after that date, be evaluated for consolidation into an entity’s financial statements. This Interpretation also applies, beginning July 1, 2003, to all variable interest entities in which we hold an interest that was acquired before February 1, 2003. The adoption of FIN 46 did not affect our financial position or results of operations for the three and six months ended June 30, 2003. Summit Management Company (the “Management Company”) and its subsidiary, Summit Apartment Builders, Inc. provide construction activities for us and provide management and leasing activities for us as well as for communities owned by third parties and certain of our directors. The Management Company is now accounted for under the equity method of accounting, but will be consolidated into our financial statements in accordance with FIN 46 beginning in July 2003. This consolidation is not expected to have a material effect on our financial position and results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” establish accounting and reporting standards for derivative instruments, including derivatives embedded in other contracts and for hedging activities. SFAS No. 149 amends SFAS No. 133 for certain decisions made by the FASB as part of the Derivatives Implementation Group process. This Statement also contains amendments relating to FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements,” SFAS No. 65, “Accounting for Certain Mortgage Banking Activities,” SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” SFAS No. 95, “Statement of Cash Flows,” and SFAS No. 126, “Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities.” We adopted SFAS No. 149 on July 1, 2003 and its adoption did not have an effect on our financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. We adopted SFAS No. 150 on July 1, 2003 and its adoption did not have an effect on our financial position and results of operations.

Per Share Data — Basic earnings per share is computed based upon the weighted average number of shares outstanding during the respective period. The difference between “basic” and “diluted” weighted average shares is the dilutive effect of our stock-based compensation outstanding. There were 94,880 and 275,605 shares added to basic weighted average shares outstanding for the three months ended June 30, 2003 and 2002, respectively, and 60,863 and 260,708 shares added to basic weighted average shares outstanding for the six months ended June 30, 2003 and 2002, respectively. Dilution caused by this stock-based compensation had no effect on net income per share for the three and six months ended June 30, 2003 or the three and six months ended June 30, 2002.

Stock-Based Compensation — We have a Stock Option and Incentive Plan and an Employee Stock Purchase Plan (“ESPP”) which are described more fully in Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002. Through December 31, 2002, we applied APB No. 25 and related interpretations in accounting for our stock options and ESPP. Accordingly, no compensation cost was recognized for our stock options granted or shares issued under the ESPP during the three and six months ended June 30, 2002. The ESPP was suspended effective July 2, 2002. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, prospectively to all stock options granted, modified or settled after January 1, 2003, as allowed by SFAS No. 148. The following table reflects the effect on net income and earnings per share had the fair value based method been applied to all

SUMMIT PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

options granted and to the ESPP for the three and six months ended June 30, 2003 and 2002 (in thousands, expect per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income as reported	$2,905	$13,802	$8,094	$19,137
Stock-based compensation determined under fair value based method	—	(71)	—	(1,452)

Pro forma net income	$2,905	$13,731	$8,094	$17,685

Net income per share as reported — basic and diluted	$0.11	$0.50	$0.30	$0.70
Pro forma net income per share — basic and diluted	$0.11	$0.50	$0.30	$0.64

Allocation of the Cost of Communities Acquired — The cost of communities acquired is allocated to the tangible and intangible assets and liabilities based on their relative fair values. We estimate the fair value of the acquired tangible assets, which generally consist of land, buildings and furniture and fixtures, and identified intangible assets and liabilities, which generally represent the value of above-market and below-market leases, in-place leases and tenant relationships, of the community acquired and allocate the purchase price on a pro-rata basis to each component.

The fair value of tangible assets acquired is determined by valuing the community as if it were vacant, applying methods similar to those used by independent appraisers of income-producing property. The resultant value is then allocated to land, buildings and furniture, fixtures and equipment based on management’s determination of the relative fair value of these assets. The assumptions used in the allocation of fair values to assets acquired are based on management’s best estimates at the time of evaluation.

The value of acquired in-place leases is included in “Other assets” in our consolidated balance sheets and is amortized as a leasing cost over the remaining non-cancelable periods of the respective leases. If acquired in-place leases with terms greater than twelve months are terminated early, all unamortized amounts relating to those leases would be written-off.

Value is assigned to above-market and below-market leases based on the difference between (a) the contractual amounts to be paid by the resident or retail tenant based on the existing lease and (b) management’s estimate of current market lease rates for the corresponding in-place leases, over the remaining terms of the in-place leases. Capitalized below-market lease amounts are included in “Accounts payable and accrued expenses” in our consolidated balance sheets and are amortized as an increase to rental revenue over the remaining terms of the respective leases. Capitalized above-market lease amounts would be included in “Other assets” in our consolidated balance sheets and amortized to rental revenue over the remaining terms of the respective leases; we did not have any capitalized above-market leases at June 30, 2003.

Tenant relationships represent an intangible asset, reflecting the probability that existing tenants will renew their leases and, thus, reduce the amount of lost rental revenue from vacant apartments. The amount of the purchase price allocated to tenant relationships is included in “Other assets” in our consolidated balance sheets and is amortized as a leasing cost over the estimated life of the tenant relationships.

2. REAL ESTATE JOINT VENTURES

We own a 25% equity interest in a joint venture named Station Hill, LLC (“Station Hill”), in which we and Hollow Creek, LLC, a subsidiary of a major financial services company, are members. Station Hill currently owns four communities and is accounted for under the equity method of accounting and, therefore, our 25%

SUMMIT PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

equity interest is presented in “Income (loss) on equity investments: Real estate joint ventures” in our consolidated statements of earnings.

The following are condensed balance sheets as of June 30, 2003 and December 31, 2002 and statements of earnings for the six months ended June 30, 2003 and 2002 for Station Hill. The balance sheets and statements of earnings set forth below reflect the financial position and operations of Station Hill in its entirety, not just our interest in the joint venture (in thousands).

	Balance Sheets

	June 30,	December 31,
	2003	2002

Real estate assets, net	$70,966	$72,255
Cash and cash equivalents	1,138	370
Other assets	409	373

Total assets	$72,513	$72,998

Mortgages payable	$58,307	$58,731
Other liabilities	1,165	580
Partners’ capital	13,041	13,687

Total liabilities and partners’ capital	$72,513	$72,998

	Statements of
	Earnings

	Six Months Ended
	June 30,

	2003	2002

Revenues	$4,761	$5,116
Expenses:
Property operating	1,914	1,854
Depreciation and amortization	1,535	1,471
Interest	1,959	1,987

Total expenses	5,408	5,312

Net loss	$(647)	$(196)

On May 25, 2001, we contributed $4.2 million for a 29.78% interest in a joint venture named SZF, LLC, which owns substantially all of the interest in Coral Way, LLC, a limited liability company that is developing, through a third-party contractor, an apartment community in Miami, Florida. The community will consist of 323 apartment homes and approximately 17,500 square feet of office/retail space. The limited liability company has also acquired an adjacent piece of land. The construction costs are being funded through the equity that the joint venture contributed to the limited liability company and by a loan to that company from an unrelated third party. As a result of construction costs exceeding the construction loan amount, SZF, LLC has agreed to advance to Coral Way, LLC the amount required to fund such costs in excess of the construction loan. Certain affiliates of the developer of the apartment community have guaranteed the reimbursement of those costs to Coral Way, LLC and SZF, LLC. These advances accrue a preferential return at the rate of eleven percent (11%) per year to be paid from the distributions from the joint venture. The preferred return will not be recognized until the community has earnings or gains to fund such a return. As of June 30, 2003, we had advanced $12.5 million to SZF, LLC which in turn advanced such amounts to Coral Way, LLC. These advances are included in “Investments in Summit Management Company and real estate

SUMMIT PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

joint ventures” in our consolidated balance sheets. As of June 30, 2003, this joint venture was accounted for under the equity method of accounting and its balance sheet and income statement information was not material to our consolidated financial statements taken as a whole. On July 3, 2003, we purchased our joint venture partner’s 70.22% interest in SZF, LLC for $10.0 million in cash (see Note 15). The assets, liabilities and operating activities of this joint venture will be consolidated into our financial statements beginning in July 2003.

On August 12, 2003, we received notice of a suit filed by certain affiliates of Coral Way, LLC against us, the Operating Partnership and the Management Company (see Part II, Item 1. “Legal Proceedings” included in this report). One of the remedies demanded in the suit is termination of the guarantee agreements to which reference is made above. We believe that the allegations made by Brickell View and its affiliates are not supported by the facts and we intend to vigorously defend against this suit. If we are successful, the guarantee agreements will remain in place and the guarantors will remain obligated to reimburse Coral Way, LLC and SZF, LLC for the costs in excess of the construction loan.

In 2002, we entered into two separate joint ventures with a major financial services institution (the “investor member”) to redevelop Summit Roosevelt, formerly the Hadleigh apartment hotel, and Summit Grand Parc, formerly the United Mine Workers Building, both located in Washington, D.C., in a manner to permit the use of federal rehabilitation income tax credits. The investor member will contribute approximately $6.6 million for Summit Roosevelt and approximately $2.2 million for Summit Grand Parc in equity to fund a portion of the total estimated costs for the respective communities and will receive a preferred return on these capital investments and an annual asset management fee with respect to each community. As of June 30, 2003, the investor member had contributed $5.3 million for Summit Roosevelt and $2.0 million for Summit Grand Parc. The investor member is obligated to fund the balance of its investment in each joint venture after final certification of the historic renovations by the National Park Service with respect to the related community. If the certifications are not completed to the satisfaction of the investor member, then the investor member will be released from its obligations to fund its remaining investment in that joint venture and would be entitled to a refund of any funds previously invested in that joint venture, as well as an agreed upon return on such previously invested funds. In such an event, we would expect to replace either of these equity investments with funds from other financing sources. The investor member’s interests in the joint ventures are subject to put/call rights during the sixth and seventh years after the respective communities are placed in service. These joint ventures are consolidated into our financial statements.

We formerly owned a 50% interest in a joint venture that developed and operated an apartment community located in Atlanta, known as The Heights at Cheshire Bridge. This joint venture was accounted for under the equity method of accounting and its operating results are presented in “Income (loss) on equity investments: Real estate joint ventures” in our consolidated statements of earnings. On September 27, 2002, the joint venture sold The Heights at Cheshire Bridge to an unrelated third party and the joint venture was dissolved. We received a preferred return on our capital contribution in the amount of 9% per year compounded annually through the sale date. We were entitled to 50% of the income based on our equity interest, after all preferred return payments were made. Upon dissolution, we recognized a gain of $5.0 million on the sale of the joint venture’s assets.

3. COMMUNITY ACQUISITION AND DISPOSITIONS

On May 6, 2003, the Operating Partnership purchased certain assets of Brickell Grand, Inc., including the community known as Summit Brickell and a note receivable from the developer, for $59.4 million using a combination of proceeds from the sale of communities that were held in escrow with a qualified intermediary in accordance with like-kind exchange income tax rules and regulations and borrowings under our credit facility. Summit Brickell is located in Miami, Florida and contains 405 apartment homes and approximately 18,000 square feet of retail space. Summit Brickell’s apartment homes were 75% leased at the date of

SUMMIT PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

acquisition and the in-place leases had an average remaining lease term of eight months. The retail space was approximately 57% leased, with an average remaining lease term of approximately 10 years. The purchase price has been preliminarily allocated based on estimated fair values at the date of acquisition, pending final determination of certain acquired balances. This preliminary allocation resulted in less than 2% of the total purchase price being allocated to the community’s intangible assets and liabilities.

The developer is entitled to receive bonus payments based on the operating performance of the community during any period of six months selected by the developer and ending no later than December 31, 2005. Such bonus payments will be applied to reduce amounts owed from the developer under the note receivable. Any unpaid amounts under the note receivable are due and payable on February 15, 2006. At the time of purchase, Summit Brickell was subject to a $4.1 million claim of lien filed by the general contractor. Brickell Grand Inc. has assigned all of its potential counterclaims against the general contractor to us. We expect to negotiate a final settlement of the lien and any counterclaims with the general contractor. No assurance can be given that a resolution will be reached in a timely manner or at all. Once resolved, we expect to satisfy the lien obligation using borrowings under our credit facility.

The following summary of selected unaudited pro forma results of operations presents information as if the purchase of Summit Brickell had occurred at the beginning of each period presented. The pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future (in thousands, expect per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Total revenues	$36,725	$33,753	$72,778	$67,745
Income from continuing operations	1,304	14,721	2,874	17,007
Net income	3,007	13,718	8,034	18,950
Per share information:
Income from continuing operations — basic	$0.05	$0.54	$0.11	$0.62

Income from continuing operations — diluted	$0.05	$0.53	$0.11	$0.62

Net income — basic	$0.11	$0.50	$0.30	$0.70

Net income — diluted	$0.11	$0.50	$0.30	$0.69

On April 15, 2003, we sold an apartment community formerly known as Summit Turtle Rock (250 apartment homes) located in San Antonio, Texas for $18.3 million as part of our strategy to exit our Texas markets. The disposition of Summit Turtle Rock resulted in the recognition of a gain on sale of $2.7 million. The net proceeds of $8.0 million (net of a loss on early extinguishment of debt of $1.5 million) were placed into escrow in accordance with like-kind exchange rules and regulations and were used to fund development and acquisition activities.

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

During the three and six months ended June 30, 2003, we recognized a gain on sale of real estate assets in the amount of $311,000 related to a settlement received in connection with a parcel of land which was sold in a prior year.

SUMMIT PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” net income and gain (loss) on disposition of real estate for communities sold or considered held for sale after December 31, 2001 are reflected in our consolidated statements of earnings as “discontinued operations” for all periods presented. In addition, we have separately reflected the assets and liabilities of these communities as “Net real estate assets — assets held for sale,” “Other assets — assets held for sale” and “Notes payable and other liabilities — assets held for sale,” in our consolidated balance sheets for all periods presented.

Below is a summary of discontinued operations for Summit Fairways, Summit Turtle Rock and four other assets, Summit Camino Real and Summit Buena Vista, both located in Dallas, Texas, and Summit Arboretum and Summit Las Palmas, both located in Austin, Texas, which qualify for held for sale treatment under SFAS No. 144 as of June 30, 2003. The information for 2002 below includes the six communities mentioned above, as well as seven of the eight communities sold during the year ended December 31, 2002 (in thousands). The eighth community was considered held for sale prior to December 31, 2001 and, therefore, is included in income from continuing operations in accordance with SFAS No. 144.

	Three Months		Six Months Ended
	Ended June 30,		June 30,

	2003	2002	2003	2002

Property revenues:
Rental revenues	$4,230	$10,701	$9,361	$21,623
Other property revenue	319	769	757	1,537

Total property revenues	4,549	11,470	10,118	23,160
Property operating and maintenance expenses	2,049	4,431	4,538	8,850
Depreciation	1,129	2,438	2,325	4,864
Interest and amortization	1,011	1,525	2,171	3,043

Income from discontinued operations before net gain (loss) on disposition of discontinued operations	360	3,076	1,084	6,403
Gain (loss) on disposition of discontinued operations	3,122	(4,209)	6,258	(4,209)
Loss on early extinguishment of debt	(1,508)	—	(1,508)	—

Income (loss) from discontinued operations before minority interest	1,974	(1,133)	5,834	2,194
Minority interest of discontinued operations	(271)	130	(674)	(251)

Income (loss) from discontinued operations, net of minority interest	$1,703	$(1,003)	$5,160	$1,943

As of June 30, 2003, Summit Camino Real, Summit Buena Vista, Summit Arboretum and Summit Las Palmas (a total of 2,035 apartment homes in these four communities), were considered held for sale. Summit Camino Real was sold on July 31, 2003 (see Note 15). The revenues and net income (excluding allocation of corporate overhead) of these four communities represented 10.9% and 11.6% of total revenues and net income, respectively, for the three months ended June 30, 2003 and 11.0% and 9.3% of total revenues and net income, respectively, for the six months ended June 30, 2003.

4. NOTES PAYABLE

As of June 30, 2003, the outstanding balance of our $225.0 million unsecured credit facility was $110.0 million. On July 28, 2003, we obtained a $200.0 million secured credit facility that replaced our $225.0 million unsecured credit facility (see Note 15).

SUMMIT PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

On June 13, 2003, we obtained a $39.7 million mortgage note collateralized by Summit Aventura. This mortgage note bears interest at a fixed rate of 5.09% until July 2012, at which time the rate moves to a variable rate until maturity in July 2013. This loan requires monthly principal and interest payments on a 30-year amortization schedule with a balloon payment due at maturity.

On March 31, 2003, we obtained a $31.2 million fixed rate mortgage note collateralized by Summit Doral. This mortgage note bears interest at 5.17% and matures in April 2013. This loan requires monthly principal and interest payments on a 30-year amortization schedule with a balloon payment due at maturity.

5. DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to capital market risk, such as changes in interest rates. To manage the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We generally do not utilize derivative financial instruments for trading or speculative purposes.

On June 13, 2002, we terminated an interest rate swap with a $30.0 million notional amount. In accordance with SFAS No. 133, as amended, as a result of the termination, we de-designated the $30.0 million swap as a fair value hedge against certain fixed-rate debt. We are amortizing as a reduction of interest expense $1.5 million, which represents the difference between the par value and carrying amount of the fixed-rate debt obligation, over the remaining term of the debt obligation, which matures on December 15, 2003.

On June 14, 2002, we entered into an interest rate swap with a notional amount of $50.0 million, relating to $50.0 million of 7.20% fixed rate notes issued under our medium-term note program. Under the interest rate swap agreement, through the maturity date of August 15, 2007, (a) we have agreed to pay to the counterparty the interest on a $50.0 million notional amount at a floating interest rate of three-month LIBOR plus 241.75 basis points, and (b) the counterparty has agreed to pay to us the interest on the same notional amount at the fixed rate of the underlying debt obligation. The floating rate as of June 30, 2003 was 3.7075%. The fair value of the interest rate swap was an asset of $5.7 million as of June 30, 2003. The swap has been designated as a fair value hedge of the underlying fixed rate debt obligation and has been recorded in “Other assets” in our consolidated balance sheets. We assume no ineffectiveness as the interest rate swap meets the short-cut method conditions required under SFAS No. 133 for fair value hedges of debt instruments. Accordingly, no gains or losses were recorded in income relative to our underlying debt and interest rate swap.

6. COMMITMENTS AND CONTINGENCIES

During 2002, we completed the development of Summit Brookwood, a 359-unit apartment community located in Atlanta. As of June 30, 2003, we are the lessee under a land lease related to one parcel of land on which Summit Brookwood was constructed. We were previously the lessee under two parcels of land related to Summit Brookwood; however, we closed on the purchase of one parcel of land for $5.3 million on June 20, 2003, leaving $5.3 million remaining on the total $10.6 million purchase commitment, which we expect to finalize in December 2003 using cash as consideration.

The estimated cost to complete the four development projects currently under construction was $43.0 million as of June 30, 2003. Anticipated construction completion dates of the projects range from the third quarter of 2003 to the third quarter of 2005.

As collateral for performance on contracts and as credit guarantees to banks and insurers, we were contingently liable under standby letters of credit in the aggregate amount of $7.2 million as of June 30, 2003.

We agreed to advance the amount required to fund costs in excess of the construction loan related to the community which is being developed by SZF, LLC, a joint venture in which we owned a 29.78% interest (see Note 2). As of June 30, 2003, we had funded $12.5 million to SZF, LLC. On July 3, 2003, we purchased our joint venture partner’s 70.22% interest in SZF, LLC for $10.0 million in cash (see Note 15).

SUMMIT PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

We carry terrorism insurance on all communities. The terrorism insurance is subject to coverage limitations, which we believe are commercially reasonable. No assurance can be given that material losses in excess of insurance proceeds will not occur in the future, or that insurance coverage for acts of terrorism will be available in the future.

We have employment agreements with two of our former executive officers, both of whom resigned from such executive positions, but who remain as employees and have agreed to provide various services to us from time to time through December 31, 2011. Each employment agreement requires that we pay to the former officers a base salary aggregating up to $2.1 million over the period from July 1, 2001 to December 31, 2011 (beginning with calendar year 2002, up to $200,000 on an annual basis). Each employment agreement also requires that we provide participation in our life insurance plan, office space, information systems support and administrative support for the remainder of each employee’s life, and participation in our health and dental insurance plans until the last to die of the employee or such employee’s spouse. Either party can terminate the employment agreements effective 20 business days after written notice is given. The full base salary amount due shall be payable through 2011 whether or not the agreements are terminated earlier in accordance with their terms.

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

We are a party to a number of agreements and contracts to which we may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in contracts into which we enter, under which we customarily agree to hold the other party harmless against certain losses arising from breaches of representations, warranties and/or covenants related to such matters as, among others, title to assets, specified environmental matters, qualification to do business, due organization, non-compliance with restrictive covenants, laws, rules and regulations, maintenance of insurance and payment of tax bills due and owing. Additionally, with respect to retail and office lease agreements we enter into as landlord, we may also indemnify the other party against damages caused by our willful misconduct or negligence associated with the operation and management of the building. Although no assurances can be made, we believe that if we were to incur a loss in any of these matters, such loss should not have a material effect on our financial condition or results of operations. Historically, payments made with regard to these agreements have not had a material effect on our financial condition or results of operations.

7. BUSINESS SEGMENTS

We develop, acquire, and operate primarily “Class A” luxury apartment communities primarily located in markets which we believe have high growth potential. All of our communities target middle to upper income, prestige-conscious residents who expect outstanding service and the latest in apartment design technology, as well as convenience. Our communities provide amenities such as swimming pools, clubhouses, exercise rooms and “Peak Services.” Peak Services may include, but are not limited to, Same Day Maintenance Service and Emergency Maintenance available 24 hours a day, business services, package acceptance and delivery, a video library and loaner living accessories. All of our communities market themselves through media advertising. Due to the similarities of our communities and their similar economic characteristics as exhibited through similar long-term financial performance, our communities have been aggregated into one reportable segment as allowed in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

SUMMIT PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

8. UNRESTRICTED AND RESTRICTED STOCK

During the six months ended June 30, 2003, we issued 33,342 shares of unrestricted stock valued at $660,000 to employees under our 1994 Stock Option and Incentive Plan. These shares were issued pursuant to stock award agreements entered into with certain employees dated February 6, 2002 (the “2002 Stock Grants”) and represent 15% of the total 222,270 shares of common stock that could have been received by these employees under the stock award agreements. The remaining shares will be issued based on the following schedule of dates and percentages: an additional 20% on each of March 1, 2004, 2005 and 2006 and the final 25% on March 1, 2007. As of June 30, 2003, following the issuance of the shares mentioned above and certain employee forfeitures, a total of 175,329 shares remained available for issuance under the 2002 Stock Grants. The respective employee will receive the applicable number of shares on each date if he or she continues to be employed by us on such date, or earlier upon his or her death or disability or upon a “change of control” of Summit. Employees surrendered 12,589 shares of stock during the six months ended June 30, 2003 to satisfy the personal income tax liability related to the 2002 Stock Grants and an additional 13,193 shares during the six months ended June 30, 2003 to satisfy the personal income tax liability related to shares of restricted stock granted prior to January 1, 2003 which vested during the current period.

9. SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the six months ended June 30, 2003 and 2002 were as follows:

A.	We accrued dividends and distributions payable in the amounts of $10.2 million as of June 30, 2003 and $17.8 million as of June 30, 2002.

B.	We issued 33,342 shares of unrestricted stock valued at $660,000 under our 1994 Stock Option and Incentive Plan during the six months ended June 30, 2003. We issued 442 shares of restricted stock valued at $10,000 during the six months ended June 30, 2002 under this plan. During the six months ended June 30, 2003, employees surrendered 2,782 shares valued at $460,000 to satisfy the personal income tax liability related to the issuance of unrestricted shares and the vesting of restricted stock. During the six months ended June 30, 2002, employees surrendered 15,954 shares valued at $326,000 to satisfy the personal income tax liability related to the vesting of restricted stock.

C.	We issued 2,842 shares of common stock in exchange for 2,842 common units of limited partnership interest in the Operating Partnership valued at $62,000 during the six months ended June 30, 2002.

10. MINORITY INTEREST

Minority interest consisted of the following as of June 30, 2003 and December 31, 2002 (in thousands):

	June 30,	December 31,
	2003	2002

Minority interest of common unitholders in Operating Partnership	$49,937	$51,272
Minority interest in three operating communities(1)	5,625	(1,008)

	$55,562	$50,264

(1)	Represents Summit Foxcroft, which is held by a partnership in which we are a 75% managing general partner, and minority interests related to two joint ventures with a major financial services institution involving federal rehabilitation income tax credits (see Note 2).

SUMMIT PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

As of June 30, 2003, there were 30,231,438 common units outstanding, of which 26,686,972 or 88.3%, were owned by Summit and 3,544,466, or 11.7%, were owned by other partners (including certain of our officers and directors). As of December 31, 2002, our ownership percentage in the Operating Partnership was 88.6%.

Proceeds from common stock issued by us are contributed to the Operating Partnership for an equivalent number of common units. Total common stock issued and related proceeds contributed to the Operating Partnership for an equivalent number of common units was 110,000 shares valued at $2.0 million ($18.54 per share average) for the six months ended June 30, 2003. Total common stock issued and related proceeds contributed to the Operating Partnership for an equivalent number of common units was 355,000 shares valued at $7.6 million ($21.47 per share average) for the six months ended June 30, 2002. In addition, for each share of our common stock we acquire through the forfeiture of a stock grant, our common stock repurchase program or otherwise, we dispose of one common unit. No individual transaction during the period significantly changed our ownership percentage in the Operating Partnership.

Under certain circumstances, if the holders of common units request redemption of their units, the Operating Partnership may elect to have us issue shares of our common stock in exchange for those common units on a one-for-one basis (subject to adjustment), or we may purchase those common units for cash. Shares exchanged are valued based upon the market price per share of our common stock at the date of the exchange. There were no common units exchanged for shares of common stock during the six months ended June 30, 2003. During the six months ended June 30, 2002, we exchanged 2,842 common units valued at $62,000 for 2,842 shares of common stock.

11. PREFERRED UNITS

As of June 30, 2003, the Operating Partnership had outstanding 3.4 million preferred units of limited partnership interest designated as 8.95% Series B Cumulative Redeemable Perpetual Preferred Units. These preferred units are redeemable by the Operating Partnership on or after April 29, 2004 for cash at a redemption price equal to the holder’s capital account, or at our option, shares of our 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock, or a combination of cash and shares of our 8.95% Series B Cumulative Redeemable Perpetual Preferred Stock. Holders of the Series B preferred units have the right to exchange these preferred units for shares of our Series B preferred stock on a one-for-one basis, subject to adjustment: (a) on or after April 29, 2009, (b) if full quarterly distributions are not made for six quarters, or (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the preferred units for federal income tax purposes. Distributions on the Series B preferred units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.95% per year of the $25.00 original capital contribution. We made distributions to the holders of the Series B preferred units in the aggregate amount of $3.8 million during each of the six months ended June 30, 2003 and 2002.

As of June 30, 2003, the Operating Partnership had outstanding 2.2 million preferred units of limited partnership interest designated as 8.75% Series C Cumulative Redeemable Perpetual Preferred Units. The preferred units are redeemable by the Operating Partnership on or after September 3, 2004 for cash at a redemption price equal to the holder’s capital account. The holder of the Series C preferred units have the right to exchange these preferred units for shares of our Series C preferred stock on a one-for-one basis, subject to adjustment: (a) on or after September 3, 2009, (b) if full quarterly distributions are not made for six quarters, (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the preferred units for federal income tax purposes, or (d) if the holdings in the Operating Partnership of the Series C unitholder exceed 18% of the total profits of or capital interest in the Operating Partnership for a taxable year. Distributions on the Series C preferred units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.75% per year of the $25.00 original capital contribution. We made distributions to the holder of the Series C preferred units in the aggregate amount of $2.4 million during each of the six months ended June 30, 2003 and 2002.

SUMMIT PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

12. COMMON STOCK REPURCHASE PROGRAM

We have a common stock repurchase program, originally approved by our Board of Directors in March 2000, pursuant to which we are authorized to purchase up to an aggregate of $56.0 million of currently issued and outstanding shares of our common stock. All repurchases have been, and will be, made on the open market at prevailing prices or in privately negotiated transactions. This authority may be exercised from time to time and in such amounts as market conditions warrant.

The following is a summary of stock repurchases under the common stock repurchase program (dollars in thousands, except per share amounts):

	Number of	Value of	Average Price
	Shares	Shares	of Shares
	Repurchased	Repurchased	Repurchased

Year ended December 31, 2000	279,400	$5,533	$19.80
Year ended December 31, 2001	8,800	197	22.39
Year ended December 31, 2002	151,300	2,666	17.62
Six months ended June 30, 2003	809,800	15,194	18.76

Total as of June 30, 2003	1,249,300	$23,590	$18.88

We had $32.4 million of remaining availability for repurchases under the program as of June 30, 2003.

13. EMPLOYEE LOAN PROGRAM

We have a loan program under which we loaned amounts to certain of our executive officers and other qualified employees to (a) finance the purchase of our common stock on the open market at then-current market prices, (b) finance the payment of the exercise price of one or more stock options to purchase shares of our common stock, or (c) finance the annual tax liability or other expenses of an executive officer related to the vesting of shares of common stock which constitute a portion of a restricted stock award granted to the executive officer. As a result of recent legislation, we are no longer permitted to make loans to our executive officers and, therefore, new issuances under the loan program have been terminated. The relevant officer or employee has executed a promissory note and security agreement related to each loan extended. Each outstanding note bears interest at a rate established on the date of the note, is full recourse to the officers and employees and is collateralized by the shares of our common stock, which are the subject of the loans. If the market price of Summit’s common stock falls below the price at which the shares of stock were purchased, the proceeds of the sale of the common stock may not be sufficient to repay the loan. As of June 30, 2003, we had loans receivable in the net amount of $17.6 million which were collateralized by 855,000 shares of our common stock valued at $17.7 million (based on the closing market price of our common stock of $20.65 on that date).

14. DIVIDEND REINVESTMENT PLAN

We have a dividend reinvestment and direct stock purchase plan (“DRIP”). Direct stock purchases under the DRIP were suspended effective October 31, 2002 and dividend reinvestment under the DRIP was suspended effective November 15, 2002. The DRIP provides both new investors and existing shareholders of our stock with a method to purchase shares of common stock and/or the ability for those shareholders to designate all, a portion or none of the cash dividends on shares of our common stock owned for reinvestment in more shares of our common stock. On May 1, 2003, we filed a registration statement under which we registered an additional 4.0 million shares that may be issued under the DRIP. On July 11, 2003, we re-activated the stock purchase component of the DRIP, and on August 15, 2003, we will re-activate the dividend reinvestment component of the DRIP.

SUMMIT PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

15. SUBSEQUENT EVENTS

On July 31, 2003, we sold an apartment community formerly known as Summit Camino Real (712 apartment homes) located in Dallas, Texas for $46.3 million as part of our strategy to exit our Texas markets. The net proceeds of $27.1 million (net of a loss on early extinguishment of debt of $2.5 million) were used to reduce amounts outstanding under our credit facility. We expect to recognize a gain on the disposition of Summit Camino Real.

On July 28, 2003, we obtained a secured line of credit with a total current commitment of $200.0 million. We have the ability to increase this commitment pursuant to the terms of the credit agreement. This facility is secured by nine of our communities (Summit Fair Oaks, Summit Governor’s Village, Summit Grandview, Summit Lake, Summit Peachtree City, Summit Portofino, Summit Sedgebrook, Summit Shiloh and Summit Sweetwater) and matures in July 2008. The secured credit facility replaced the $225.0 million unsecured credit facility and provides funds for new development, acquisitions and general working capital purposes. As described in the credit agreement, loans under the credit facility are subject to debt service coverage and loan to value ratios and bear interest at the Reference Bill Index Rate (defined as the money market yield for the Reference Bills as established by the most recent Reference Bill auction conducted by Freddie Mac) plus 58 to 91 basis points depending on the level of debt service coverage.

The Operating Partnership’s senior unsecured debt ratings were lowered as a result of obtaining a new secured credit facility to replace our unsecured credit facility. On July 31, 2003, Standard & Poor’s lowered the Operating Partnership’s senior unsecured debt rating to BB+ from BBB-. At the same time, Standard & Poor’s affirmed our corporate credit rating at BBB-. On August 3, 2003, Moody’s Investor Service lowered the Operating Partnership’s senior unsecured debt rating to Ba1 from Baa3 and lowered our preferred stock shelf rating to (P)Ba2 from (P)Ba1.

On July 28, 2003, we obtained an unsecured letter of credit facility which matures in July 2008 and has a total commitment of $20.0 million. The letters of credit issued under this facility will serve as collateral for performance on contracts and as credit guarantees to banks and insurers.

On July 15, 2003, we obtained a $23.0 million mortgage note collateralized by Summit Overlook. This mortgage note bears interest at a fixed rate of 4.70% until July 2012, at which time the rate moves to a variable rate until maturity in August 2013. This loan requires monthly principal and interest payments on a 30-year amortization schedule with a balloon payment due at maturity.

The DRIP was re-activated effective July 11, 2003 for the stock purchase component of the plan and will be re-activated effective August 15, 2003 with respect to the dividend reinvestment component of the plan.

On July 3, 2003, we purchased our joint venture partner’s 70.22% interest in SZF, LLC for $10.0 million in cash. We formerly owned 29.78% of this joint venture (see Note 2).

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “assume” and other similar expressions which predict or indicate future events and trends and which do not relate solely to historical matters. In addition, information concerning the following are forward-looking statements:

•	the future operating performance of stabilized communities;

•	national economic conditions and economic conditions in our markets;

•	the proposed development, acquisition or disposition of communities, including our strategy to exit our Texas markets and increase our presence in Washington, D.C. and Southeast Florida;

•	anticipated construction commencement, completion, lease-up and stabilization dates; and

•	estimated development costs.

You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	economic conditions generally and the real estate market specifically, including changes in occupancy rates, market rents and rental rate concessions, the continuing deceleration of economic conditions in our markets, and the failure of national and local economic conditions to rebound in a timely manner;

•	changes in job growth, household formation and population growth in our markets;

•	uncertainties associated with our development activities, including the failure to obtain zoning and other approvals, actual costs exceeding our budgets, construction material defects and increases in construction costs;

•	the failure of investments to yield expected results;

•	the failure to sell communities on favorable terms, in a timely manner or at all, including communities in our Texas markets;

•	the failure to locate favorable investment opportunities in our markets, particularly Washington, D.C. and Southeast Florida;

•	construction delays due to the unavailability of materials, weather conditions or other delays;

•	potential environmental liabilities and related property damages, costs of investigation and remediation, and liability to third parties;

•	competition, which could limit our ability to secure attractive investment opportunities, lease apartment homes, or increase or maintain rents;

•	supply and demand for apartment communities in our current market areas, especially our markets described below;

•	availability and cost of financing and access to cost-effective capital;

•	the inability to refinance existing indebtedness or to refinance existing indebtedness on favorable terms;

•	changes in interest rates;

•	changes in our debt ratings which could increase our cost of capital or impede our ability to raise debt financing;

•	legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts (“REITs”);

•	changes in accounting principles generally accepted in the United States of America (“GAAP”), or policies and guidelines applicable to REITs; and

•	those factors discussed below and in the sections entitled “Results of Operations for the Three and Six Months Ended June 30, 2003 and 2002” on page 23 of this report, “Operating Performance of Our Same-Property Communities” beginning on page 26 of this report, “Operating Performance of Our Communities in Lease-up” beginning on page 28 of this report, “Factors Affecting the Performance of Our Development Communities” beginning on page 31 of this report and “Commitments and Contingencies” beginning on page 36 of this report.

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

We are a real estate operating company that has elected REIT status and that focuses on the operation, development and acquisition of primarily “Class A” luxury apartment communities located throughout the Southeast and Mid-Atlantic United States. We focus our efforts in five markets consisting of Atlanta, Charlotte, Raleigh, Southeast Florida and Washington, D.C. While we currently operate in Texas as well, we intend to exit our Texas markets and use the sales proceeds from those communities primarily to increase our presence in the Southeast Florida and Washington, D.C. markets. Because we focus on five markets, changes in local economic and market conditions in these markets may significantly affect our current operations and future prospects.

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with GAAP. A summary of our significant accounting policies is disclosed in Note 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As an owner, operator and developer of apartment communities, our critical accounting policies are related to rental revenue recognition, purchase price allocation of acquisition communities, cost capitalization and asset impairment evaluation.

We lease our residential properties under operating leases with terms of generally one year or less. Rental revenue is recognized on the accrual method of accounting as earned, which is not materially different from revenue recognition on a straight-line basis. We lease our office and retail space under operating leases with terms currently ranging from two to eleven years. Rental revenue for office and retail space is recognized on a straight-line basis over the lives of the respective leases. It is our policy to reduce rental revenue by the amount of rent receivable from those residents whose payments are more than 30 days past due following move-out. We have recorded an allowance for uncollectible rent in our consolidated balance sheets for such items.

The cost of communities acquired is allocated to the tangible and intangible assets and liabilities based on their relative fair values. We estimate the fair value of the acquired tangible assets, which generally consist of land, buildings and furniture and fixtures, and identified intangible assets and liabilities, which generally represent the value of above-market and below-market leases, in-place leases and tenant relationships, of the community acquired and allocate the purchase price on a pro-rata basis to each component.

The fair value of tangible assets acquired is determined by valuing the community as if it were vacant, applying methods similar to those used by independent appraisers of income-producing property. The resultant value is then allocated to land, buildings and furniture, fixtures and equipment based on management’s determination of the relative fair value of these assets. The assumptions used in the allocation of fair values to assets acquired are based on management’s best estimates at the time of evaluation.

The value of acquired in-place leases is included in “Other assets” in our consolidated balance sheets and is amortized as a leasing cost over the remaining non-cancelable periods of the respective leases. If acquired in-place leases with terms greater than twelve months were terminated early, all unamortized amounts relating to those leases would be written-off.

Value is assigned to above-market and below-market leases based on the difference between (a) the contractual amounts to be paid by the resident or retail tenant based on the existing lease and (b) management’s estimate of current market lease rates for the corresponding in-place leases, over the remaining terms of the in-place leases. Capitalized below-market lease amounts are included in “Accounts payable and accrued expenses” in our consolidated balance sheets and are amortized as an increase to rental revenue over the remaining terms of the respective leases. Capitalized above-market lease amounts would be included in “Other assets” in our consolidated balance sheets and amortized to rental revenue over the remaining terms of the respective leases; we did not have any capitalized above-market leases at June 30, 2003.

Tenant relationships represent an intangible asset, reflecting the probability that existing tenants will renew their leases and, thus, reduce the amount of lost rental revenue from vacant apartments. The amount of the purchase price allocated to tenant relationships is included in “Other assets” in our consolidated balance sheets and is amortized as a leasing cost over the estimated life of the tenant relationships.

Expenditures directly related to the acquisition, development and improvement of real estate assets are capitalized at cost as land, buildings and improvements. Improvements are categorized as either non-recurring or recurring capitalized expenditures. Non-recurring capitalized expenditures primarily consist of the cost of improvements such as new garages, water submeters, gated access and improvements made in conjunction with renovations of apartment homes. Excluding rehabilitations, recurring capitalized expenditures consist primarily of floor coverings, furniture, appliances and equipment, and exterior paint and carpentry. Repairs and maintenance, such as landscaping maintenance, interior painting and cleaning and supplies used in such activities, are expensed as incurred and we do not accrue for such costs in advance.

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

A community that we have acquired is deemed “same-property” when we have owned it for one year or more as of the beginning of the current year. A community that we have developed is deemed “same-property” when stabilized for at least one year as of the beginning of the current year. A community is deemed to be a “stabilized development” community when stabilized as of the beginning of the current year but not the entire prior year. We consider a community to be “stabilized” when it has attained a physical occupancy level of at least 93%. An “acquisition” community is one that was acquired less than twelve months before the beginning of the current year. A community in “lease-up” is defined as one that has commenced rental operations but was not stabilized as of the beginning of the current year.

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

     Results of Operations for the Three and Six Months Ended June 30, 2003 and 2002

We have experienced weakening apartment fundamentals due to the downturn in the national economy as well as declining economic conditions in our markets. Demand for apartment homes has deteriorated due to lower job growth and/or more job losses, primary drivers of apartment demand. This decrease in demand has led to lower rental rates and higher concessions. Additionally, the favorable interest rate environment has produced record home sales which, when combined with the slowing economy, has depleted the number of prospective residents. The favorable interest rate environment has also provided the opportunity for developers to continue to add to the supply of apartments in our markets. Although the current economic environment is unpredictable, we expect these trends to continue throughout 2003.

Net income decreased to $8.1 million for the six months ended June 30, 2003 from $19.1 million for the six months ended June 30, 2002. Net income decreased to $2.9 million for the three months ended June 30, 2003 from $13.8 million for the three months ended June 30, 2002. Income from continuing operations before gain on sale of real estate assets, minority interest of common unitholders in the Operating Partnership and dividends to preferred unitholders in the Operating Partnership decreased to $9.5 million for the six months ended June 30, 2003 from $11.8 million for the six months ended June 30, 2002 and decreased to $4.4 million for the three months ended June 30, 2003 from $6.0 million for the three months ended June 30, 2002. The decrease for the six-month period is primarily due to an increase in depreciation of $2.8 million on assets classified as continuing operations in 2003 as compared to 2002 and an increase in the (loss) income on equity investments of $1.1 million in 2003 as compared to 2002, all offset by a decrease in interest expense of $1.9 million in 2003 as compared to 2002. The decrease for the three-month period is primarily due to an increase in depreciation of $1.7 million on assets classified as continuing operations in 2003 as compared to 2002.

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

Operating Performance of Our Portfolio of Communities

A summary of our apartment homes (excluding unconsolidated joint ventures) for the six months ended June 30, 2003 and 2002 is as follows:

	2003	2002

Apartment homes at January 1 of the year	15,428	16,739
Apartment homes sold during the period	(490)	(728)
Apartment homes acquired during the period	405	—
Developments which began rental operations during the period	502	761

Apartment homes at June 30 of the year	15,845	16,772

The operating performance of our communities (inclusive of continuing and discontinued operations and excluding unconsolidated joint ventures) for the three and six months ended June 30, 2003 and 2002 and a reconciliation of property operating income to net income is summarized below (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,

	2003	2002	% Change	2003	2002	% Change

Property revenues:
Same-property communities	$31,717	$33,407	-5.1%	$63,473	$67,112	-5.4%
Acquisition communities	1,458	—	100.0%	2,043	—	100.0%
Stabilized development communities	4,179	4,079	2.5%	8,615	7,691	12.0%
Communities in lease-up	2,738	231	1085.3%	4,560	271	1582.7%
Disposition communities	92	6,773	-98.6%	1,090	14,281	-92.4%

Total property revenues	40,184	44,490	-9.7%	79,781	89,355	-10.7%

Property operating and maintenance expenses:
Same-property communities	11,751	11,415	2.9%	23,655	22,742	4.0%
Acquisition communities	650	—	100.0%	901	—	100.0%
Stabilized development communities	1,700	1,615	5.3%	3,333	3,137	6.2%
Communities in lease-up	1,184	215	450.7%	1,972	304	548.7%
Disposition communities	42	2,454	-98.3%	470	5,072	-90.7%

Total property operating and maintenance expenses	15,327	15,699	-2.4%	30,331	31,255	-3.0%

Property operating income (loss):
Same-property communities	19,966	21,992	-9.2%	39,818	44,370	-10.3%
Acquisition communities	808	—	100.0%	1,142	—	100.0%
Stabilized development communities	2,479	2,464	0.6%	5,282	4,554	16.0%
Communities in lease-up	1,554	16	9612.5%	2,588	(33)	7942.4%
Disposition communities	50	4,319	-98.8%	620	9,209	-93.3%

Total property operating income	24,857	28,791	-13.7%	49,450	58,100	-14.9%
Interest and other income	693	683	1.5%	1,700	1,321	28.7%
Depreciation expense (continuing and discontinued operations)	(10,208)	(9,800)	4.2%	(19,879)	(19,570)	1.6%
Interest and amortization expense (continuing and discontinued operations)	(8,215)	(9,458)	-13.1%	(16,356)	(18,826)	-13.1%
General and administrative expense	(1,944)	(1,388)	40.1%	(3,545)	(3,147)	12.6%
(Loss) income on equity investments	(405)	229	-276.9%	(758)	314	-341.4%
Net gain on sale of real estate assets (continuing and discontinued operations)	3,122	9,634	-67.6%	6,258	9,634	-35.0%
Loss from early extinguishment of debt	(1,508)	—	-100.0%	(1,508)	—	-100.0%
Minority interest of common unitholders in Operating Partnership	(382)	(1,784)	-78.6%	(1,058)	(2,479)	-57.3%
Dividends to preferred unitholders in Operating Partnership	(3,105)	(3,105)	0.0%	(6,210)	(6,210)	0.0%

Net income	$2,905	$13,802	-79.0%	$8,094	$19,137	-57.7%

Operating Performance of Our Same-Property Communities

The operating performance of our same-property communities for the three and six months ended June 30, 2003 and 2002 is summarized below (dollars in thousands, except average rent per occupied apartment home):

	Three Months Ended June 30,			Six Months Ended June 30,

	2003	2002	% Change	2003	2002	% Change

Property revenues:
Rental	$29,514	$31,182	-5.3%	$59,243	$62,622	-5.4%
Other	2,203	2,225	-0.9%	4,230	4,490	-5.8%

Total property revenues	31,717	33,407	-5.1%	63,473	67,112	-5.4%

Property operating and maintenance expenses:
Personnel	2,572	2,317	11.0%	5,126	4,814	6.5%
Advertising and promotion	424	490	-13.3%	853	896	-4.8%
Utilities	1,397	1,422	-1.8%	2,949	2,899	1.7%
Building repairs and maintenance	1,571	1,533	2.5%	3,080	2,917	5.6%
Real estate taxes and insurance	4,294	4,211	2.0%	8,687	8,317	4.4%
Property supervision	1,030	941	9.5%	2,052	1,883	9.0%
Other operating expense	463	501	-7.6%	908	1,016	-10.6%

Total property operating and maintenance expenses	11,751	11,415	2.9%	23,655	22,742	4.0%

Property operating income	$19,966	$21,992	-9.2%	$39,818	$44,370	-10.3%

Average physical occupancy	94.0%	93.3%	0.7%	94.2%	93.3%	1.0%

Average rent per occupied apartment home	$888	$939	-5.4%	$890	$944	-5.7%

Number of apartment homes	12,080	12,080		12,080	12,080

Number of apartment communities	39	39		39	39

For the three- and six-month periods ended June 30, 2003, property revenues declined due to weakening fundamentals in our markets, primarily driven by (a) a decline in job growth and/or an increase in job losses, (b) the growth of the single family home market in the low interest rate environment, causing apartments to re-price at lower rates to remain competitive, (c) residents leaving our communities to purchase homes in the low interest rate environment, and (d) the new supply of apartment homes added to our markets by builders benefiting from low interest rates. Concessions at our same-property communities increased by $1.7 million, or 22.5%, during the six months ended June 30, 2003 when compared to the same period in 2002. The current level of concessions offered to residents in our markets during the quarter ranged from zero to three months of free rent, and we expect concessions to continue throughout 2003.

Insurance costs increased by $145,000, or 32.7%, during the three months ended June 30, 2003 when compared to the same period in 2002 and increased by $402,000, or 54.9%, during the six months ended June 30, 2003 when compared to the same period in 2002 due to an increase in insurance rates with our May 2003 renewal as well as obtaining terrorism insurance on certain of our communities. Property supervision costs increased by $89,000, or 9.5%, for the three months ended June 30, 2003 when compared to the same period in 2002 and increased by $169,000, or 9.0%, for the six months ended June 30, 2003 when compared to the same period in 2002 due to an increase in the amount charged by Summit Management Company (the

“Management Company”) for management fees from 2.75% of community collections to the greater of 3.0% of community collections or $25 per unit per month. Personnel costs increased by $255,000, or 11.0%, and $312,000, or 6.5%, for the three and six-month periods due to an increase in staffing levels in 2003 as compared to 2002.

As a percentage of total property revenue, total property operating and maintenance expenses increased to 37.0% for the three months ended June 30, 2003 from 34.2% for the same period in 2002 and increased to 37.3% for the six months ended June 30, 2003 from 33.9% for same period in 2002.

We expect that property operating income for our same-property pool of communities may continue to decline for the remainder of 2003 when compared to the same period a year ago, based on what we believe to be reasonable assumptions as to future economic conditions and the quantity of competitive supply expected in our markets. However, there can be no assurance that actual results will not differ from this assumption, especially due to the unpredictable nature of the current economy.

Operating Performance of Our Acquisition Communities

On May 6, 2003, the Operating Partnership purchased certain assets of Brickell Grand, Inc. including the community known as Summit Brickell and a note receivable from the developer, for $59.4 million. Summit Brickell is located in Miami, Florida and contains 405 apartment homes and approximately 18,000 square feet of retail space. On July 1, 2002, we acquired a stabilized, luxury apartment community known as Summit San Raphael, in the Galleria sub-market of Dallas, Texas for cash in the amount of $17.7 million. The operating performance of Summit Brickell and Summit San Raphael for the three and six months ended June 30, 2003 and 2002 is summarized below (dollars in thousands, except average rent per occupied apartment home):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Property revenues:
Rental	$1,380	$—	$1,938	$—
Other	78	—	105	—

Total property revenues	1,458	—	2,043	$—
Property operating and maintenance expenses	650	—	901	—

Property operating income	$808	$—	$1,142	$—

Average physical occupancy	84.6%	—	77.9%	—

Average rent per occupied apartment home	$1,085	—	$1,088	—

Number of apartment homes	627	—	627	—

Operating Performance of Our Stabilized Development Communities

Summit Crest, Summit Overlook, Summit Peachtree, Summit at Lenox and Summit Shiloh are considered stabilized development communities as of June 30, 2003. Summit Lenox is currently undergoing a renovation which has caused certain apartment homes to be unavailable for rental over the course of the project; therefore, its operating results are included in the stabilized development category. The operating performance of these five communities for the three and six months ended June 30, 2003 and 2002 is summarized below (dollars in thousands, except average rent per occupied apartment home):

	Three Months		Six Months Ended
	Ended June 30,		June 30,

	2003	2002	2003	2002

Property revenues:
Rental	$3,914	$3,828	$8,102	$7,174
Other	265	251	513	517

Total property revenues	4,179	4,079	8,615	7,691
Property operating and maintenance expenses	1,700	1,615	3,333	3,137

Property operating income	$2,479	$2,464	$5,282	$4,554

Average physical occupancy	91.2%	82.8%	92.7%	76.6%

Average rent per occupied apartment home	$817	$865	$820	$865

Number of apartment homes	1,820	1,820	1,820	1,820

Operating Performance of Our Communities in Lease-up

A summary of the five communities in lease-up during the three and six months ended June 30, 2003 is as follows (dollars in thousands):

					Second
		Total	Actual/		Quarter	% Leased
	Number of	Actual/	Anticipated	Actual/	Average	as of
	Apartment	Estimated	Construction	Anticipated	Physical	June 30,
Community	Homes	Cost	Completion	Stabilization	Occupancy	2003

Summit Brookwood — Atlanta, GA	359	$44,498	Q4 2002	Q3 2003	75.6%	86.9%
Summit Grand Parc — Washington, D.C. (1)	105	43,508	Q4 2002	Q3 2003	33.3%	66.7%
Summit Valleybrook — Philadelphia, PA	352	37,582	Q4 2002	Q3 2003	73.9%	86.9%
Summit Roosevelt — Washington, D.C	198	46,254	Q2 2003	Q1 2004	29.3%	63.1%
Summit Stockbridge — Atlanta, GA (2)	304	23,600	Q3 2003	Q2 2004	44.5%	62.2%

	1,318	$195,442

(1)	Stabilization, occupancy and percent leased information in the table above represents data for Summit Grand Parc’s apartment homes only. The 12,500 square feet of commercial space at Summit Grand Parc was 86.0% leased and occupied as of June 30, 2003.
(2)	The related assets of this property are included in “Construction in progress” in our consolidated balance sheets as of June 30, 2003.

The actual stabilization dates for our communities in lease-up may be later than anticipated if economic conditions in the relevant markets continue to decline or do not recover in a timely manner. The rental rates that we charge may also be less than expected, and we may need to continue to offer rent concessions to residents. The operating performance of our lease-up communities for the three and six months ended June 30, 2003 and 2002 is summarized below (dollars in thousands):

	Three Months		Six Months Ended
	Ended June 30,		June 30,

	2003	2002	2003	2002

Property revenues:
Rental	$2,505	$184	$4,214	$196
Other	233	47	346	75

Total property revenues	2,738	231	4,560	271
Property operating and maintenance expenses	1,184	215	1,972	304

Property operating income	$1,554	$16	$2,588	$(33)

Number of apartment homes	1,318	1,318	1,318	1,318

Operating Performance of Our Disposition Communities

During the six months ended June 30, 2003, we sold two apartment communities formerly known as Summit Fairways (240 apartment homes) located in Orlando, Florida and Summit Turtle Rock (250 apartment homes) located in San Antonio, Texas. The information in the table below represents operating results for the three and six months ended June 30, 2003 and 2002 for the former Summit Fairways and Summit Turtle Rock. The information in the table below for the three and six months ended June 30, 2002 also represents operating results for the former Summit Breckenridge, Summit New Albany, Summit Pike Creek, Summit Mayfaire, Summit Stonefield, Summit Meadow, Summit Sand Lake and Summit Windsor communities, all of which were sold during 2002 (dollars in thousands).

	Three Months		Six Months Ended
	Ended June 30,		June 30,

	2003	2002	2003	2002

Property revenues:
Rental revenues	$81	$6,292	$1,000	$13,289
Other property revenue	11	481	90	992

Total property revenues	92	6,773	1,090	14,281
Property operating and maintenance expenses	42	2,454	470	5,072

Property operating income	$50	$4,319	$620	$9,209

Number of apartment homes	250	2,889	490	2,889

Communities Sold or Held for Sale

In accordance with SFAS No. 144, net income and gain (loss) on disposition of real estate for communities sold or considered held for sale after December 31, 2001 are reflected in our statements of earnings as “discontinued operations” for all periods presented.

Below is a summary of discontinued operations for Summit Fairways, Summit Turtle Rock and four other assets, Summit Camino Real and Summit Buena Vista, both located in Dallas, Texas, and Summit Arboretum and Summit Las Palmas, both located in Austin, Texas, which qualify for held for sale treatment under SFAS No. 144 as of June 30, 2003. The information for 2002 below includes the six communities to which reference is made above as well as seven of the eight communities sold during 2002 (in thousands). The eighth community was considered held for sale prior to December 31, 2001 and, therefore, is included in income from continuing operations in accordance with SFAS No. 144.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Property revenues:
Rental revenues	$4,230	$10,701	$9,361	$21,623
Other property revenue	319	769	757	1,537

Total property revenues	4,549	11,470	10,118	23,160
Property operating and maintenance expenses	2,049	4,431	4,538	8,850
Depreciation	1,129	2,438	2,325	4,864
Interest and amortization	1,011	1,525	2,171	3,043

Income from discontinued operations before net gain (loss) on disposition of discontinued operations	360	3,076	1,084	6,403
Gain (loss) on disposition of discontinued operations	3,122	(4,209)	6,258	(4,209)
Loss on early extinguishment of debt	(1,508)	—	(1,508)	—

Income (loss) from discontinued operations before minority interest	1,974	(1,133)	5,834	2,194
Minority interest of discontinued operations	(271)	130	(674)	(251)

Income (loss) from discontinued operations, net of minority interest	$1,703	$(1,003)	$5,160	$1,943

As of June 30, 2003, Summit Camino Real, Summit Buena Vista, Summit Arboretum and Summit Las Palmas were considered held for sale. The revenues and net income (excluding allocation of corporate overhead) of these four communities represented 10.9% and 11.6% of total revenues and net income, respectively, for the three months ended June 30, 2003. The revenues and net income (excluding allocation of corporate overhead) of these four communities represented 11.0% and 9.3% of total revenues and net income, respectively, for the six months ended June 30, 2003.

On July 31, 2003, we sold Summit Camino Real (712 apartment homes) for $46.3 million as part of our strategy to exit our Texas markets. The net proceeds of $27.1 million (net of a loss on early extinguishment of debt of $2.5 million) were used to reduce amounts outstanding under our credit facility. We expect to recognize a gain on the disposition of Summit Camino Real.

Development Activity

Our construction in progress as of June 30, 2003 is summarized as follows (dollars in thousands):

		Total		Estimated	Anticipated
	Apartment	Estimated	Cost To	Cost To	Construction
Community	Homes	Costs	Date	Complete	Completion

Summit Stockbridge — Atlanta, GA(1)	304	$23,600	$21,143	$2,457	Q3 2003
Summit Silo Creek — Washington, D.C	284	41,700	27,707	13,993	Q2 2004
Reunion Park II by Summit — Raleigh, NC	172	10,800	4,398	6,402	Q2 2004
Summit Las Olas — Ft. Lauderdale, FL	420	73,700	53,577	20,123	Q3 2005
Total — communities under construction	1,180	149,800	106,825	42,975
Other development and construction costs(2)	—	—	27,497	—

Total development communities	1,180	$149,800	$134,322	$42,975

(1)	This community was in lease-up as of June 30, 2003.

(2)	Consists primarily of land held for development and other pre-development costs.

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

In addition, we are conducting feasibility and other pre-development work for numerous communities. We could abandon the development of any one or more of these potential communities in the event that we determine that market conditions do not support development, financing is not available on favorable terms or at all, we are unable to obtain necessary permits and authorizations, or due to other circumstances which may prevent development. There can be no assurance that, if we do pursue one or more potential communities, that we will be able to complete construction within the currently estimated development budgets or that construction can be started at the time currently anticipated.

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

Beginning in July 2003, the Management Company will be consolidated into our financial statements in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This consolidation is not expected to have a material effect on our financial position and results of operations.

The operating performance of the Management Company and its wholly-owned subsidiary, Summit Apartment Builders, Inc., for the three and six months ended June 30, 2003 and 2002 is summarized below (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,

	2003	2002	% Change	2003	2002	% Change

Revenues:
Management fees charged to Operating Partnership	$1,337	$1,711	-21.9%	$2,727	$3,231	-15.6%
Third party management fee revenue	156	253	-38.3%	326	463	-29.6%
Construction revenue charged to Operating Partnership	344	564	-39.0%	786	1,066	-26.3%
Other revenue	148	66	124.2%	286	140	104.3%

Total revenues	1,985	2,594	-23.5%	4,125	4,900	-15.8%

Expenses:
Operating	2,024	2,099	-3.6%	4,128	4,159	-0.7%
Depreciation	153	77	98.7%	316	154	105.2%
Amortization	63	73	-13.7%	125	146	-14.4%
Interest	75	75	0.0%	150	150	0.0%

Total expenses	2,315	2,324	-0.4%	4,719	4,609	2.4%

Net (loss) income	$(330)	$270	-222.2%	$(594)	$291	-304.1%

The decrease in management fees charged to the Operating Partnership for the six month period is primarily due to the absence in 2003 of management fees earned from communities disposed during 2002 of $362,000 and a decrease in management fees charged to communities in lease up of $400,000, all offset by an increase in the management fees charged to the Operating Partnership’s communities from 2.75% of community collections to the greater of 3.0% of community collections or $25 per unit per month, resulting in an approximate $201,000 increase in management fees. The decrease in management fees charged to the Operating Partnership for the three month period is primarily due to the absence in 2003 of management fees earned from communities disposed during 2002 of $187,000 and a decrease in management fees charged to communities in lease up of $318,000, all offset by an increase in the management fees charged to the Operating Partnership’s communities from 2.75% of community collections to the greater of 3.0% of community collections or $25 per unit per month, resulting in an approximate $91,000 increase in management fees.

All of the construction revenue during the three and six months ended June 30, 2003 and 2002 was from contracts with the Operating Partnership. Construction revenue declined for the three and six months ended June 30, 2003 when compared to the same period in 2002 due to a reduction in our development activity.

Property management fees from third parties as a percentage of total property management revenues were 10.4% and 12.9% for the three months ended June 30, 2003 and 2002 and were 10.7% and 12.5% for the six months ended June 30, 2003 and 2002. The decrease is primarily due to a decrease in the number of third party apartment homes managed during the six months ended June 30, 2003 when compared to the six months ended June 30, 2002.

Other Income and Expenses

Interest income increased by $224,000, or 20.1%, to $1.3 million for the six months ended June 30, 2003 when compared to the same period in 2002, primarily due to an increase in interest earned on cash balances held with qualified intermediaries in accordance with like-kind exchange income tax rules and regulations.

Other income increased by $155,000, or 75.6%, to $360,000 for the six months ended June 30, 2003 when compared to the same period in 2002, primarily due to a settlement received in connection with a pursuit opportunity.

Interest expense decreased by $956,000, or 12.5%, to $6.7 million for the three months ended June 30, 2003 when compared with the same period in 2002. This decrease was primarily due to a decrease of 0.22% in our average interest rate and a decrease of $44.1 million in average indebtedness outstanding for the three months ended June 30, 2003 when compared to the same period in 2002. Interest expense decreased by $1.9 million, or 12.6%, to $13.3 million for the six months ended June 30, 2003 when compared with the same period in 2002. This decrease was primarily due to a decrease of 0.31% in our average interest rate and a decrease of $33.1 million in average indebtedness outstanding for the six months ended June 30, 2003 when compared to the same period in 2002.

General and administrative expenses increased by $556,000, or 40.1%, to $1.9 million for the three months ended June 30, 2003 as compared to the same period in 2002. The increase was primarily the result of an increase of $349,000 in the amount recorded for executive performance-based compensation during the three months ended June 30, 2003 as compared to the same period in 2002. The payment of this compensation is contingent upon our operational success in 2003. In addition, the amount recorded for abandoned pursuit projects was $95,000 higher during the three months ended June 30, 2003 when compared to the same period in 2002 and the amount recorded for directors and officers liability insurance increased $69,000 when compared to the same period in 2002. As a percentage of revenues, general and administrative expenses were 4.8% and 3.1% for the three months ended June 30, 2003 and 2002 and were 4.3% and 3.5% for the six months ended June 30, 2003 and 2002.

Liquidity and Capital Resources

Liquidity

Our net cash provided by operating activities decreased to $22.7 million for the six months ended June 30, 2003 from $30.9 million for the same period in 2002, primarily due to a decrease in income from continuing operations before gain on sale of real estate assets, minority interest of common unitholders in the Operating Partnership, dividends to preferred unitholders in the Operating Partnership to $9.5 million during the three months ended June 30, 2003 from $11.8 million for the same period of 2002 and a decrease in income from discontinued operations to $1.1 million for the three months ended June 30, 2003 from $6.4 million for the same period in 2002.

Net cash used in investing activities decreased to $21.0 million during the six months ended June 30, 2003 from $23.1 million for the same period in 2002. The decrease in cash used in investing activities is primarily due to an increase in cash used for the acquisition of communities of $59.4 million and an increase in the amount of cash invested in real estate joint ventures of $3.5 million, offset by an increase in proceeds from the sale of real estate communities of $37.4 million, a decrease in cash used for the construction of real estate assets and land acquisitions of $21.2 million and an increase in cash contributed from our historic tax credit venture partner of $6.5 million. Sale proceeds from certain of the communities sold during 2002 were placed in escrow in accordance with like-kind exchange income tax rules and regulations. In addition to cash proceeds received in connection with the 2003 disposition which were not placed in escrow in accordance with like-kind exchange income tax rules and regulations, proceeds from the sale of communities represent funds expended from these like-kind exchange escrows. In the event proceeds from these property sales are not fully invested in qualified like-kind property during the required time period, a special distribution may be made or company-level tax may be incurred.

Net cash used in financing activities decreased to $1.4 million for the six months ended June 30, 2003 from $7.5 million for the six months ended June 30, 2002. The decrease in cash used in financing activities is primarily the result of a reduction in net borrowings on our credit facility of $52.5 million and a $15.2 million increase in cash used to repurchase shares of our common stock, all offset by an increase in proceeds from the issuance of mortgage debt of $70.9 million and a decrease in dividends and distributions paid of $4.9 million.

Our outstanding indebtedness as of June 30, 2003 totaled $727.5 million. This amount included $327.2 million of fixed rate conventional mortgages, $267.0 million of fixed rate unsecured notes, $110.0 million under our former unsecured credit facility, $10.3 million of variable rate tax-exempt bonds, $6.9 million of variable rate mortgages, and $6.1 million of fair value adjustments of hedged debt instruments.

We expect to meet our liquidity requirements over the next twelve months, including payments of dividends and distributions as well as recurring capital expenditures relating to maintaining our existing communities, primarily through our working capital, net cash provided by operating activities, proceeds from the disposition of certain communities and borrowings under our credit facility.

We expect to meet our long-term liquidity requirements, such as scheduled mortgage debt maturities, property acquisitions, financing of development activities and other non-recurring capital improvements, through the issuance of mortgages and equity securities, from undistributed cash flow, from borrowings under our credit facility, from proceeds received from the disposition of certain communities and, in connection with the acquisition of land or improved property, through the issuance of common units. We believe that we have adequate borrowing capacity and accessibility to attractive disposition opportunities to fund our long-term liquidity requirements.

Credit Facility

As of June 30, 2003, we had a syndicated unsecured line of credit in the amount of $225.0 million, which was to mature on September 26, 2004. The credit facility provided funds for new development, acquisitions and general working capital purposes. Loans under the credit facility bore interest at LIBOR plus 100 basis points. Amounts were borrowed for thirty, sixty or ninety day increments at the applicable interest rates for such time period. Therefore, amounts were borrowed and repaid within those thirty, sixty or ninety day periods. As of June 30, 2003, the outstanding balance of the credit facility was $110.0 million.

On July 28, 2003, we obtained a secured line of credit with a total current commitment of $200.0 million. We have the ability to increase this commitment pursuant to the terms of the credit agreement. This facility is secured by nine of our communities (Summit Fair Oaks, Summit Governor’s Village, Summit Grandview, Summit Lake, Summit Peachtree City, Summit Portofino, Summit Sedgebrook, Summit Shiloh and Summit Sweetwater) and matures in July 2008. The secured credit facility replaced the $225.0 million unsecured credit facility and provides funds for new development, acquisitions and general working capital purposes. As described in the credit agreement, loans under the credit facility are subject to debt service coverage and loan to value ratios and bear interest at the Reference Bill Index Rate (defined as the money market yield for the Reference Bills as established by the most recent Reference Bill auction conducted by Freddie Mac) plus 58 to 91 basis points depending on the level of debt service coverage.

In connection with obtaining our secured credit facility, we will expense approximately $730,000 of unamortized financing costs attributable to the unsecured credit facility.

The Operating Partnership’s senior unsecured debt ratings were lowered as a result of obtaining a new secured credit facility to replace our unsecured credit facility. On July 31, 2003, Standard & Poor’s lowered the Operating Partnership’s senior unsecured debt rating to BB+ from BBB-. At the same time, Standard & Poor’s affirmed our corporate credit rating at BBB-. On August 3, 2003, Moody’s Investor Service lowered the Operating Partnership’s senior unsecured debt rating to Ba1 from Baa3 and lowered our preferred stock shelf rating to (P)Ba2 from (P)Ba1.

On July 28, 2003, we obtained an unsecured letter of credit facility which matures in July 2008 and has a total commitment of $20.0 million. The letters of credit issued under this facility will serve as collateral for performance on contracts and as credit guarantees to banks and insurers.

Medium-Term Notes

On April 20, 2000, we commenced a program for the sale by the Operating Partnership of up to $250.0 million aggregate principal amount of medium-term notes (MTN) due nine months or more from the date of issuance. We had MTNs with an aggregate principal amount of $112.0 million outstanding in connection with the MTN program as of June 30, 2003.

On May 29, 1998, we established a program for the sale by the Operating Partnership of up to $95.0 million aggregate principal amount of medium-term notes due nine months or more from the date of issuance. We had MTNs with an aggregate principal amount of $25.0 million outstanding in connection with this MTN program as of June 30, 2003. As a result of the commencement of the $250.0 million MTN program, we cannot issue any additional notes under the $95.0 million MTN program.

New Mortgages

On July 15, 2003, we obtained a $23.0 million mortgage note collateralized by Summit Overlook. This mortgage note bears interest at a fixed rate of 4.70% until July 2012, at which time the rate moves to a variable rate until maturity in August 2013. This loan requires monthly principal and interest payments on a 30-year amortization schedule with a balloon payment due at maturity.

On June 13, 2003, we obtained a $39.7 million mortgage note collateralized by Summit Aventura. This mortgage note bears interest at a fixed rate of 5.09% until June 2012, at which time the rate moves to a variable rate until maturity in June 2013. This loan requires monthly principal and interest payments on a 30-year amortization schedule with a balloon payment due at maturity.

On March 31, 2003, we obtained a $31.2 million fixed rate mortgage note collateralized by Summit Doral. This mortgage note bears interest at 5.17% and matures in April 2013. This loan requires monthly principal and interest payments on a 30-year amortization schedule with a balloon payment due at maturity.

Derivative Financial Instruments

We are exposed to capital market risk, such as changes in interest rates. To manage the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We generally do not utilize derivative financial instruments for trading or speculative purposes.

On June 13, 2002, we terminated an interest rate swap with a $30.0 million notional amount. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, as a result of the termination, we de-designated the $30.0 million swap as a fair value hedge against certain fixed rate debt. We are amortizing as a reduction of interest expense $1.5 million, which represents the difference between the par value and carrying amount of the fixed-rate debt obligation, over the remaining term of the debt obligation, which matures on December 15, 2003.

On June 14, 2002, we entered into an interest rate swap with a notional amount of $50.0 million, relating to $50.0 million of 7.20% fixed rate notes issued under our MTN program. Under the interest rate swap agreement, through the maturity date of August 15, 2007, (a) we have agreed to pay to the counterparty the interest on a $50.0 million notional amount at a floating interest rate of three-month LIBOR plus 241.75 basis points, and (b) the counterparty has agreed to pay to us the interest on the same notional amount at the fixed rate of the underlying debt obligation. The floating rate as of June 30, 2003 was 3.7075%. The fair value of the interest rate swap was an asset of $5.7 million as of June 30, 2003. The swap has been designated as a fair value hedge of the underlying fixed rate debt obligation and has been recorded in “Other assets” in our consolidated balance sheets. We assume no ineffectiveness as the interest rate swap meets the short-cut method conditions required under SFAS No. 133 for fair value hedges of debt instruments. Accordingly, no gains or losses were recorded in income relative to our underlying debt and interest rate swap.

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

The following is a summary of stock repurchases under the common stock repurchase program (dollars in thousands, except per share amounts):

	Number of	Value of	Average Price
	Shares	Shares	of Shares
	Repurchased	Repurchased	Repurchased

Year ended December 31, 2000	279,400	$5,533	$19.80
Year ended December 31, 2001	8,800	197	22.39
Year ended December 31, 2002	151,300	2,666	17.62
Six months ended June 30, 2003	809,800	15,194	18.76

Total as of June 30, 2003	1,249,300	$23,590	$18.88

We had $32.4 million of remaining availability for repurchases under the program as of June 30, 2003.

Commitments and Contingencies

A summary of our future contractual obligations related to long-term debt, non-cancelable operating leases and other obligations as of June 30, 2003 is as follows (in thousands):

	Payments Due by Period

	2003	2004-2005	2006-2007	Thereafter	Total

Long-term debt maturities	$48,393	$113,013	$132,703	$317,351	$611,460
Standby letters of credit(1)	5,305	1,891	—	—	7,196
Development expenditures(2)	27,120	15,855	—	—	42,975
Purchase obligations(3)	5,300	—	—	—	5,300
Operating lease commitments(4)	480	1,852	1,917	2,669	6,918
Employment agreement payments(5)	200	800	800	1,600	3,400

Total	$86,798	$133,411	$135,420	$321,620	$677,249

(1)	As collateral for performance on contracts and as credit guarantees to banks and insurers, we were contingently liable under standby letters of credit in the aggregate amount of $7.2 million as of June 30, 2003.

(2)	The estimated cost to complete the four development projects currently under construction was $43.0 million as of June 30, 2003. Anticipated construction completion dates of the projects range from the third quarter of 2003 to the third quarter of 2005.

(3)	During 2002, we completed the development of Summit Brookwood, a 359-unit apartment community located in Atlanta, Georgia. As of June 30, 2003, we are the lessee under a land lease related to one parcel of land on which Summit Brookwood was constructed. We were previously the lessee under two parcels of land related to Summit Brookwood; however, we closed on the purchase of one parcel of land for $5.3 million on June 20, 2003, leaving $5.3 million remaining on the total $10.6 million purchase commitment, which we expect to finalize in December 2003 using cash as consideration.

(4)	Includes operating leases related to rental of office space.

(5)	We have employment agreements with two of our former executive officers, both of whom resigned from such executive positions, but who remain as employees and have agreed to provide various services to us from time to time through December 31, 2011. Each employment agreement requires that we pay to the former officers a base salary aggregating up to $2.1 million over the period from July 1, 2001 to December 31, 2011 (beginning with calendar year 2002, up to $200,000 on an annual basis). Each employment agreement also requires that we provide participation in our life insurance plan, office space, information systems support and administrative support for the remainder of each employee’s life, and participation in our health and dental insurance plans until the last to die of the employee or such employee’s spouse. Either party can terminate the employment agreements, effective 20 business days after written notice is given. The full base salary amount due shall be payable through 2011 whether or not the agreements are terminated earlier in accordance with their terms.

We have agreed to advance the amount required to fund costs in excess of the construction loan related to the community which is being developed by SZF, LLC, a joint venture in which we own a 29.78% interest. As of June 30, 2003, we had funded $12.5 million to SZF, LLC. On July 3, 2003, we purchased our joint venture partner’s 70.22% interest in SZF, LLC for $10.0 million in cash. The assets, liabilities and operating activities of this joint venture will be consolidated into our financial statements beginning with July 2003.

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

We are a party to a number of agreements and contracts to which we may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in contracts into which we enter, under which we customarily agree to hold the other party harmless against certain losses arising from breaches of representations, warranties and/or covenants related to such matters as, among others, title to assets, specified environmental matters, qualification to do business, due organization, non-compliance with restrictive covenants, laws, rules and regulations, maintenance of insurance and payment of tax bills due and owing. Additionally, with respect to retail and office lease agreements we enter into as landlord, we may also indemnify the other party against damages caused by our willful misconduct or negligence associated with the operation and management of the building. Although no assurances can be made, we believe that if we were to incur a loss in any of these matters, such loss should not have a material effect on our financial condition or results of operations. Historically, payments made with regard to these agreements have not had a material effect on our financial condition or results of operations.

Funds From Operations

Funds from Operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), represents net income (loss) excluding gains or losses from sales of property and extraordinary items, plus depreciation of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Debt extinguishment costs which are recorded in discontinued operations because they were incurred directly as a result of the sale of a community are not specifically addressed by the NAREIT definition. Because of the limitations of the NAREIT FFO definition, we have made an interpretation in applying the definition to maintain consistent treatment with previous years’ results. We include such debt extinguishment costs as a component of the community’s total gain or loss and, therefore, exclude them in the calculation of FFO. These costs were $1.5 million for the three and six months ended June 30, 2003. We believe that this interpretation is consistent with NAREIT’s definition. Our methodology for computing FFO may differ from the methodologies utilized by other real estate companies and, accordingly, may not be comparable to other real estate companies.

FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make dividend or distribution payments. We believe that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of our ability to incur and service debt and to make capital expenditures. The denominator for net income per share is weighted average shares outstanding and the denominator for FFO per share is diluted weighted average shares and units outstanding.

FFO for the three and six months ended June 30, 2003 and 2002 is calculated as follows (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income	$2,905	$13,802	$8,094	$19,137
Minority interest of common unitholders in Operating Partnership	382	1,784	1,058	2,479
Gain on sale of real estate assets	(3,122)	(9,634)	(6,258)	(9,634)
Loss on early extinguishment of debt	1,508	—	1,508	—
Depreciation:
Real estate assets	10,269	9,747	19,844	19,464
Real estate joint ventures	190	316	379	616

Funds from Operations	$12,132	$16,015	$24,625	$32,062

Net income per share — diluted	$0.11	$0.50	$0.30	$0.70

Funds from Operations per share — diluted	$0.40	$0.51	$0.80	$1.03

Recurring capital expenditures(1)	$1,781	$962	$2,557	$1,911

Non-recurring capital expenditures(2)	$932	$295	$1,141	$633

Cash flow provided by (used in):
Operating activities	$13,391	$18,282	$22,666	$30,914
Investing activities	(23,946)	3,317	(20,966)	(23,055)
Financing activities	10,950	(21,733)	(1,393)	(7,546)
Weighted average shares outstanding — basic	26,892,289	27,333,056	27,050,846	27,228,764

Weighted average shares outstanding — diluted	26,987,169	27,608,661	27,111,709	27,489,472

Weighted average shares and units outstanding — basic	30,436,755	30,888,338	30,595,312	30,785,909

Weighted average shares and units outstanding — diluted	30,531,635	31,163,943	30,656,175	31,046,617

(1)	Recurring capital expenditures are expected to be funded from operations and consist primarily of floor coverings, furniture, appliances and equipment and exterior paint and carpentry.

(2)	Non-recurring capital expenditures consist primarily of improvements such as new garages, water submeters, gated security access and improvements made in conjunction with renovations of apartment homes and are expected to be funded by financing activities.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our financial market risk since the filing of our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4.     CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and

Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the rules regarding disclosure controls and procedures, we intend to continue to review and document our disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. There was no change in our internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On May 25, 2001, through our joint venture SZF, LLC, a Delaware limited liability company in which we owned 29.78% as of June 30, 2003 and in which we own 100% beginning July 3, 2003, we entered into an agreement with Brickell View, L.C. (“Brickell View”), a Florida limited liability company, and certain of its affiliates relating to the formation of Coral Way, LLC, a Delaware limited liability company, to develop a new a community in Miami, Florida. Brickell View agreed to be the developer of that community and certain of its affiliates signed guarantees obligating them to pay certain costs relating to the development (see Note 2 to our unaudited consolidated financial statements, which accompany this report). On August 12, 2003, we received notice of a suit filed by Brickell View and certain of its affiliates against SZF, LLC and certain Summit entities, including us, the Operating Partnership and Summit Management Company. The suit, filed in Miami-Dade County Court, Florida, relates to the business agreement among the parties in connection with the development and construction of the community by Coral Way. Brickell View and its affiliates allege breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duties and constructive fraud on the part of SZF, LLC and constructive fraud on the part of the Summit entities, and seek both a declaratory judgment that the guarantee agreements have been constructively terminated and unspecified monetary damages. We intend to enforce our rights under the joint venture agreements and, although we may determine to terminate the development agreement based on Brickell View’s failure to perform its obligations in accordance with the development agreement, we do not believe that there is any basis for allowing Brickell View or its affiliates to be released from their obligations under the development agreement or the guarantees. We believe that the allegations made by Brickell View and its affiliates are not supported by the facts and we intend to vigorously defend against this suit.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 13, 2003, we held our 2003 Annual Meeting of Stockholders. At the Annual Meeting, our stockholders were asked to consider a proposal to elect one Class I director to serve until the 2004 Annual Meeting of Stockholders and three Class III directors to serve until the 2006 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. Wendy Riches was nominated to serve as a Class I director and James M. Allwin, William B. McGuire, Jr. and William F. Paulsen were nominated to serve as Class III directors. The 23,547,445 shares represented at the Annual Meeting voted as follows:

	For	Withheld

Wendy Riches	22,560,258	987,187
James M. Allwin	22,584,573	962,872
William B. McGuire, Jr.	23,284,683	262,762
William F. Paulsen	23,284,264	263,181

As a result, all four nominees were elected as directors in their respective classes. Henry H. Fishkind and James H. Hance, Jr. continue as Class I directors with terms expiring in 2004 and Steven R. LeBlanc and Nelson Schwab III continue as Class II directors with terms expiring in 2005, and in each case until their respective successors are duly elected and qualified.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1	Credit Agreement dated July 28, 2003 by and among the Operating Partnership, Summit Sweetwater, LLC, Summit Shiloh, LLC, Summit Grandview, LLC, Summit Portofino Place, LTD., and L.J. Melody & Company (incorporated by reference to Exhibit 10.1 to the Operating Partnership’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2003, File No. 0-22411).
*12.1	Statement regarding calculation of Ratio of Earnings to Fixed Charges for the six months ended June 30, 2003.
*31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.1	Separation Agreement between Summit Properties Inc., Summit Management Company and Douglas E. Brout.
*99.2	Sales Consulting Agreement between Summit Properties Inc., the Operating Partnership and Douglas E. Brout.

*	Filed herewith

**	Furnished herewith. This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.

(b) Reports on Form 8-K

On April 29, 2003, we furnished a Current Report on Form 8-K in connection with a press release announcing our financial results for the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMMIT PROPERTIES INC.

August 13, 2003	/s/ STEVEN R. LEBLANC

(Date)	Steven R. LeBlanc, President and Chief Executive Officer

August 13, 2003	/s/ GREGG D. ADZEMA

(Date)	Gregg D. Adzema, Executive Vice President and Chief Financial Officer