Form 10-Q
period 2004-06-30
SUMMIT PROPERTIES INC
filed 2004-08-09
CIK 915773

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 31,464,372 shares of common stock, par value $.01 per share, outstanding as of August 5, 2004.

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

SUMMIT PROPERTIES INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	June 30,	December 31,
	2004	2003

ASSETS
Real estate assets:
Land and land improvements	$218,343	$191,665
Buildings and improvements	962,777	886,264
Furniture, fixtures and equipment	78,080	69,258

Total operating real estate assets	1,259,200	1,147,187
Less: Accumulated depreciation	(149,874)	(131,301)

Net operating real estate assets	1,109,326	1,015,886
Net real estate assets - assets held for sale	79,738	92,971
Construction in progress	215,726	210,313

Net real estate assets	1,404,790	1,319,170
Cash and cash equivalents	2,380	2,687
Restricted cash	1,458	1,249
Investments in real estate joint ventures	2,923	3,096
Deferred financing costs, net of accumulated amortization
of $7,385 in 2004 and $7,108 in 2003	8,156	7,694
Other assets	14,584	14,179
Other assets - assets held for sale	174	159

Total assets	$1,434,465	$1,348,234

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes payable	$804,986	$715,807
Accrued interest payable	4,911	4,558
Accounts payable and accrued expenses	31,314	29,218
Dividends and distributions payable	11,748	11,724
Security deposits and prepaid rents	3,356	2,838
Notes payable and other liabilities - assets held for sale	10,431	10,698

Total liabilities	866,746	774,843

Commitments and contingencies
Minority interest of common unitholders in Operating Partnership	55,783	57,324
Minority interest of preferred unitholders in Operating Partnership	53,544	53,544

Stockholders' equity:
Preferred stock, $0.01 par value - 25,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.01 par value - 100,000,000 shares authorized,
31,461,058 shares issued and outstanding in 2004 and
31,335,140 shares issued and outstanding in 2003	315	313
Additional paid-in capital	516,961	514,578
Accumulated deficit	(41,648)	(34,886)
Unamortized restricted stock compensation	(528)	(129)
Employee notes receivable	(16,708)	(17,353)
Total stockholders' equity	458,392	462,523

Total liabilities and stockholders' equity	$1,434,465	$1,348,234

See notes to consolidated financial statements.

SUMMIT PROPERTIES INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Revenues:
Rental	$33,010	$27,052	$65,007	$52,880
Other property revenue	2,852	2,089	5,359	3,817
Interest income	263	549	498	1,079
Management fees - third party communities	146	156	293	326
Other income	148	148	282	620
Gain and interest income on compensation plans	138	50	418	238

Total revenues	36,557	30,044	71,857	58,960

Expenses:
Property operating and maintenance (exclusive of items listed below)	7,306	6,228	14,568	11,957
Real estate taxes and insurance	4,980	3,836	10,051	7,321
Depreciation and amortization	10,763	8,036	20,992	15,340
Interest	7,578	6,450	14,496	12,821
Deferred financing cost amortization	338	333	662	713
General and administrative	2,112	1,765	4,002	3,322
Property management - owned communities	1,337	1,504	2,831	2,824
Property management - third party communities	162	182	343	342
Liability adjustment and expense on compensation plans	138	50	418	238

Total expenses	34,714	28,384	68,363	54,878

Income from continuing operations before loss on unconsolidated real estate joint ventures, minority interest of common
unitholders in Operating Partnership and dividends to preferred
unitholders in Operating Partnership	1,843	1,660	3,494	4,082
Loss on unconsolidated real estate joint ventures	(80)	(75)	(173)	(164)
Minority interest of common unitholders in Operating Partnership	(54)	176	(88)	265
Dividends to preferred unitholders in Operating Partnership	(1,203)	(3,105)	(2,406)	(6,210)

Income (loss) from continuing operations	506	(1,344)	827	(2,027)

Income from discontinued operations	2,914	3,193	5,060	6,694
Gain on disposition of discontinued operations	9,993	3,122	10,040	6,258
Loss from early extinguishment of debt	-	(1,508)	-	(1,508)
Minority interest of common unitholders in Operating Partnership	(1,241)	(558)	(1,456)	(1,323)

Income from discontinued operations, net of minority interest	11,666	4,249	13,644	10,121

Net income	$12,172	$2,905	$14,471	$8,094

Per share data – basic:
Income (loss) from continuing operations	$0.02	$(0.05)	$0.03	$(0.07)
Income from discontinued operations	0.37	0.16	0.43	0.37

Net income	$0.39	$0.11	$0.46	$0.30

Per share data - diluted:
Income (loss) from continuing operations	$0.02	$(0.05)	$0.03	$(0.07)
Income from discontinued operations	0.37	0.16	0.43	0.37

Net income	$0.38	$0.11	$0.46	$0.30

Dividends declared	$0.34	$0.34	$0.68	$0.68

Weighted average shares - basic	31,459,095	26,892,289	31,425,268	27,050,846

Weighted average shares - diluted	31,681,617	26,892,289	31,649,300	27,050,846

See notes to consolidated financial statements.

SUMMIT PROPERTIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Dollars in thousands)
(Unaudited)

				Unamortized
		Additional		Restricted	Employee
	Common	Paid-in	Accumulated	Stock	Notes
	Stock	Capital	Deficit	Compensation	Receivable	Total

Balance, December 31, 2003	$313	$514,578	$(34,886)	$(129)	$(17,353)	$462,523
Dividends	-	-	(21,233)	-	-	(21,233)
Proceeds from dividend reinvestment and
stock purchase plans	-	90	-	-	-	90
Conversion of common units to shares	1	823	-	-	-	824
Exercise of stock options	-	384	-	-	-	384
Issuance of stock grants	1	1,784	-	(605)	-	1,180
Netdown of stock grants and stock options	-	(622)	-	-	-	(622)
Amortization of restricted stock grants	-	-	-	206	-	206
Adjustment for minority interest of common
unitholders in Operating Partnership	-	(76)	-	-	-	(76)
Interest earned on employee notes receivable	-	-	-	-	(519)	(519)
Repayment of employee notes receivable	-	-	-	-	1,164	1,164
Net income	-	-	14,471	-	-	14,471

Balance, June 30, 2004	$315	$516,961	$(41,648)	$(528)	$(16,708)	$458,392

See notes to consolidated financial statements.

SUMMIT PROPERTIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Six Months Ended June 30,

	2004	2003

		(as revised, see
		Note 14)
Cash flows from operating activities:
Net income	$14,471	$8,094
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interest of common unitholders in Operating Partnership	1,544	1,058
Loss on real estate joint ventures	173	164
Gain on sale of real estate assets - discontinued operations	(10,040)	(6,258)
Loss on early extinguishment of debt	-	1,508
Depreciation and amortization	23,537	20,957
Amortization of deferred settlement on interest rate swap	-	(503)
Issuance of unrestricted stock grants	1,150	660
(Increase) decrease in restricted cash	(225)	759
Increase in other assets	(745)	(252)
Increase (decrease) in accrued interest payable	353	(44)
Increase in accounts payable and accrued expenses	7,182	2,447
Increase in security deposits and prepaid rents	471	118

Net cash provided by operating activities	37,871	28,708

Cash flows from investing activities:
Construction of real estate assets and land acquisitions	(54,770)	(42,207)
Acquisition of communities	(43,253)	(59,427)
Proceeds from sale of real estate assets, net	22,190	85,827
Capitalized interest	(5,045)	(5,433)
Investment in real estate joint venture	-	(10,403)
Contribution from historic tax credit venture partner	-	6,657
Recurring capital expenditures	(3,091)	(2,557)
Non-recurring capital expenditures	(1,101)	(1,141)
Corporate and other asset additions and office tenant improvements	(664)	(191)
Decrease in notes receivable	-	2,169

Net cash used in investing activities	(85,734)	(26,705)

Cash flows from financing activities:
Net borrowings on (repayments of) line of credit	62,000	(34,000)
Proceeds from issuance of mortgage debt	44,140	70,940
Proceeds from construction loan	1,956	-
Repayment of construction loan	(35,300)	-
Repayments of mortgage debt	(764)	(1,852)
Repayments of tax-exempt bonds	(220)	(220)
Payment of deferred financing costs	(1,238)	(1,214)
Payment for early extinguishment of debt	-	(1,508)
Net proceeds from dividend reinvestment and stock purchase plans	377	957
Dividends and distributions to unitholders	(23,547)	(20,752)
Repurchase of common stock	-	(15,193)
Netdown of restricted and unrestricted stock grants	(493)	(460)
Repayments of employee notes receivable	645	1,909

Net cash provided by (used in) financing activities	47,556	(1,393)

Net (decrease) increase in cash and cash equivalents	(307)	610
Cash and cash equivalents, beginning of year	2,687	2,584

Cash and cash equivalents, end of period	$2,380	$3,194

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$14,266	$15,468

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

1. Basis of Presentation

We are a self-administered real estate investment trust that focuses on the operation, development and acquisition of luxury apartment communities in select neighborhoods throughout the Southeast and Mid-Atlantic United States. We focus our efforts in five markets which consist of Washington, D.C., Southeast Florida, Atlanta, Raleigh and Charlotte. As of June 30, 2004, our portfolio consisted of 48 completed communities comprising 14,797 apartment homes; four communities owned in a joint venture, comprised of 1,203 apartment homes; and four apartment communities with 1,715 apartment homes in various stages of development.

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We have included all material adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year. You should read our December 31, 2003 audited financial statements and notes included in our Annual Report on Form 10-K in conjunction with these interim statements. Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

Per Share Data - Basic earnings per share are computed based upon the weighted average number of shares outstanding during the respective period. The difference between "basic" and "diluted" weighted average shares is the dilutive effect of our stock-based compensation outstanding. The number of shares added to the weighted average shares outstanding for the diluted calculation was 222,522 for the three months ended June 30, 2004 and 224,032 for the six months ended June 30, 2004. Due to the loss from continuing operations for the three and six months ended June 30, 2003, we have excluded the effect of our stock-based compensation outstanding for that period (94,879 and 60,862 shares for the three and six months ended June 30, 2003, respectively). Dilution caused by these options had a $0.01 effect on net income per share for the three months ended June 30, 2004 and had no effect on net income per share for the six months ended June 30, 2004.

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

Business Segments - We develop, acquire, and operate primarily luxury apartment communities. Due to the similarities of our communities and their similar economic characteristics as exhibited through similar long-term financial performance, our communities have been aggregated into one reportable segment in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

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

Fair value is assigned to above-market and below-market leases based on the difference between (a) the contractual amounts to be paid by the resident or retail tenant based on the existing lease and (b) management’s estimate of current market lease rates for the corresponding in-place leases, over the remaining terms of the in-place leases. Capitalized above-market lease amounts are included in "Other assets" in our consolidated balance sheets and amortized against rental revenue over the remaining terms of the respective leases. Capitalized below-market lease amounts are included in "Accounts payable and accrued expenses" in our consolidated balance sheets and are amortized as an increase to rental revenue over the remaining terms of the respective leases.

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

Recently Adopted Accounting Pronouncements- In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation was amended by FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN46R"). FIN 46 establishes consolidation criteria for entities for which "control" is not easily discernable under Accounting Research Bulletin 51, "Consolidated Financial Statements," which is based on the premise that holders of the equity of an entity control the entity by virtue of voting rights. FIN 46 provides guidance for identifying the party with a controlling financial interest resulting from arrangements or financial interests rather than from voting interests. We adopted the provisions of FIN 46 on July 1, 2003 which resulted in the consolidation of Summit Management Company (the "Management Company") and its wholly-owned subsidiary, Summit Apartment Builders, Inc. (the "Construction Company"), which provide construction activities for us and provide management and leasing activities for us as well as for communities owned by third parties and certain of our directors, for all periods presented. Prior to the adoption of FIN 46, the Management Company was accounted for under the equity method of accounting. Neither the adoption of FIN 46, nor the provisions of FIN46R, affected our results of operations for any of the years presented.

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

The following are condensed balance sheets as of June 30, 2004 and December 31, 2003 and condensed statements of operations for the six months ended June 30, 2004 and 2003 for Station Hill (in thousands). The balance sheets and statements of operations set forth below reflect the financial position and operations of Station Hill in its entirety, not just our interest in the joint venture .

	Balance Sheets

	June 30,	December 31,
	2004	2003

Real estate assets, net	$68,578	$69,795
Cash and cash equivalents	1,187	690
Other assets	335	312

Total assets	$70,100	$70,797

Mortgages payable	$57,417	$57,870
Other liabilities	994	544
Partners' capital	11,689	12,383

Total liabilities and partners' capital	$70,100	$70,797

	Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Revenues	$2,326	$2,392	$4,624	$4,761

Expenses:
Property Operating	914	961	1,853	1,914
Depreciation and amortization	770	770	1,535	1,535
Interest	963	978	1,930	1,959
Total expenses	2,647	2,709	5,318	5,408

Net loss	$(321)	$(317)	$(694)	$(647)

Prior to July 3, 2003, we owned a 29.78% interest in a joint venture named SZF, LLC, which owns substantially all of the interests in Coral Way, LLC, a limited liability company that is developing, through a third-party contractor, an apartment community in Miami, Florida. On July 3, 2003, we purchased our joint venture partner’s 70.22% interest in SZF, LLC for $10.0 million in cash. The community will consist of 323 apartment homes and approximately 17,500 square feet of office/retail space. The limited liability company also owns an adjacent piece of land. The construction costs are being funded through the equity that the joint venture contributed to the limited liability company and by a loan to that company from an unrelated third party. We repaid the construction loan on January 30, 2004. As a result of construction costs exceeding the construction loan amount, SZF, LLC has agreed to advance to Coral Way, LLC the amount required to fund such costs in excess of the construction loan. Certain affiliates of the developer of the apartment community have guaranteed the reimbursement of those costs to Coral Way, LLC and SZF, LLC. These advances accrue a preferential return at the rate of eleven percent (11%) per year to be paid from the distributions from the joint venture. The preferred return will not be recognized until the community has earnings or gains to fund such a return. As of June 30, 2004, we had advanced $12.7 million to SZF, LLC which, in turn, advanced such amounts to Coral Way, LLC. Prior to July 3, 2003, this joint venture was accounted for under the equity method of accounting and its balance sheet and income statement information was not material to our consolidated financial statements taken as a whole. As a result of the purchase of our joint venture partners’ interest in SZF, LLC, the assets, liabilities and operating activities of this joint venture are now consolidated into our financial statements.

On August 12, 2003, we received notice of a suit filed by certain affiliates of Coral Way, LLC against us, the Operating Partnership and Summit Management Company. One of the remedies demanded in the suit is termination of the guarantee agreements to which reference is made above. We believe that the allegations made in this suit are not supported by the facts and we intend to vigorously defend against this suit. If we are successful, the guarantee agreements will remain in place and the guarantors will remain obligated to reimburse Coral Way, LLC and SZF, LLC for the costs in excess of the construction loan. In 2002, we entered into two separate joint ventures with a major financial services institution (the "investor member") to redevelop Summit Roosevelt and Summit Grand Parc, both located in Washington,

D.C., in a manner to permit the use of federal rehabilitation income tax credits. The investor member contributed approximately $6.5 million for Summit Roosevelt and approximately $2.6 million for Summit Grand Parc in equity to fund a portion of the total estimated costs for the respective communities and will receive a preferred return on these capital investments and an annual asset management fee with respect to each community. The investor member’s interests in the joint ventures are subject to put/call rights during the sixth and seventh years after the respective communities are placed in service. These joint ventures are consolidated into our financial statements.

3. Notes Payable

New Mortgages – In connection with the acquisition of Summit Stonecrest on May 27, 2004 (see Note 5 below), we assumed a mortgage note with a principal balance of $19.7 million. This mortgage bears interest at a fixed rate of 4.18%, matures on September 1, 2012 and requires interest only payments through August 2004 and then principal and interest payments on a 30-year amortization schedule with a balloon payment due at maturity. This mortgage note is recorded in our financial statements at fair value, which was determined to be $18.4 million at the date of acquisition. The interest rate currently available to us for debt with similar terms and maturity was used to estimate fair value of this mortgage.

On March 30, 2004, we issued a $16.6 million mortgage note collateralized by Summit Ashburn Farm. This mortgage bears interest at a fixed rate of 4.69% until its maturity on April 1, 2011. The mortgage requires monthly principal and interest payments on a 30-year amortization schedule with a balloon payment due at maturity.

On March 30, 2004, we issued a $27.5 million mortgage note collateralized by Summit Crest. This mortgage bears interest at a fixed rate of 4.63% until its maturity on April 1, 2011. The mortgage requires monthly interest payments only during the first year of the mortgage and requires monthly principal and interest payments on a 30-year amortization schedule starting with the second year of the mortgage with a balloon payment due at maturity.

Medium-Term Notes — On April 20, 2000, we commenced a new program for the sale by the Operating Partnership of up to $250.0 million aggregate principal amount of medium-term notes ("MTNs"), due nine months or more from the date of issuance. We had notes with an aggregate principal amount of $95.0 million outstanding in connection with this MTN program as of June 30, 2004.

On May 29, 1998, we established a program for the sale by the Operating Partnership of up to $95.0 million aggregate principal amount of MTNs due nine months or more from the date of issuance. We had MTNs with an aggregate principal amount of $25.0 million outstanding in connection with this MTN program as of June 30, 2004. As a result of the commencement of the $250.0 million MTN program, we cannot issue any additional notes under the $95.0 million MTN program.

The MTNs require that we comply with certain affirmative, negative and financial covenants. We were in compliance with these covenants as of June 30, 2004.

Unsecured Notes — The unsecured notes consist of $50.0 million of notes due on August 15, 2004 and $50.0 million of notes due in 2007. The unsecured notes require that we comply with certain affirmative, negative and financial covenants. We were in compliance with these covenants as of June 30, 2004.

Credit Facilities — On July 28, 2003, we obtained a secured credit facility with a total commitment of $200.0 million. On June 25, 2004, we increased this commitment to $290.0 million. The availability increased from $189.0 million to $290.0 million. We have the ability to further increase this commitment and availability pursuant to the terms of the credit agreement. The secured credit facility provides funds for new development, acquisitions and general working capital purposes. This facility is secured by twelve of our communities (Summit Brookwood, Summit Fair Oaks, Summit Governor’s Village, Summit Grandview, Summit Lake, Summit Lansdowne, Summit Peachtree City, Summit Portofino, Summit Sedgebrook, Summit Shiloh, Summit Stockbridge and Summit Sweetwater) and matures in July 2008. As described in the credit agreement, loans under the credit facility are subject to debt service coverage and loan to value ratios and bear interest at the Reference Bill Index Rate (defined as the money market yield for the Reference Bills as established by the most recent Reference Bill auction conducted by Freddie Mac) plus 58 to 91 basis points depending on the level of debt service coverage. As of June 30, 2004, the outstanding balance of the credit facility was $181.0 million and the interest rate was 1.7026%.

On July 28, 2003, we obtained an unsecured letter of credit facility, which matures in July 2008 and has a total commitment of $20.0 million. The letters of credit issued under this facility serve as collateral for performance on contracts and as credit guarantees to banks and insurers. As of June 30, 2004, there were $7.8 million of letters of credit outstanding under this facility.

Construction Loan – Concurrent with the purchase of our joint venture partner’s equity interest in SZF, LLC in July 2003 (see Note 2), we consolidated the construction loan related to the community that is being developed by such joint venture. We repaid the construction loan on January 30, 2004.

4. Minority Interest

Minority interests of common unitholders consist of the following as of June 30, 2004 and December 31, 2003 (in thousands):

	2004	2003

Minority interest of common unitholders in Operating Partnership	$48,772	$50,255
Minority interest in four operating communities (1)	7,011	7,069

	$55,783	$57,324

(1) Represents Summit Foxcroft, which is held by a partnership in which we are a 75% managing general partner, Coral Way, LLC, of which 0.007% is owned by an affiliate of the developer (see Note 2), and minority interests related to two joint ventures with a major financial services institution involving federal rehabilitation income tax credits (see Note 2).

As of June 30, 2004, there were 34,808,487 common units outstanding, of which 31,461,058, or 90.4%, were owned by Summit and 3,347,429, or 9.6%, were owned by other partners (including certain of our directors). As of December 31, 2003, Summit owned 90.2% of the common units outstanding.

Proceeds from common stock issued are contributed to the Operating Partnership for an equivalent number of common units. Total common stock issued and related proceeds contributed to the Operating Partnership for an equivalent number of common units was 126,000 shares valued at $2.5 million ($20.03 per share average) for the six months ended June 30, 2004 and 110,000 shares valued at $2.0 million ($18.54 per share average) for the six months ended June 30, 2003.

Under certain circumstances, if the holders of common units request redemption of their units, the Operating Partnership may elect to have us issue shares of our common stock in exchange for those common units on a one-for-one basis (subject to adjustment), or we may purchase those common units for cash. In addition to the amounts set forth in the preceding paragraph, we issued 56,456 shares of common stock valued at $824,000 in exchange for common units owned by other partners on a one-for-one basis during the six months ended June 30, 2004. The shares exchanged were valued based upon the book value of the minority interest on the date of exchange. There were no common units exchanged for shares of common stock during the six months ended June 30, 2003.

5. Communities Acquired, sol and Held for Sale

During the six months ended June 30, 2004, we acquired two communities, both of which are located in Charlotte, North Carolina. On May 27, 2004, we acquired Summit Stonecrest (306 apartment homes) for $28.0 million. Consideration paid for this community was cash of $9.6 million and the assumption of a $19.7 million mortgage (which had a fair market value of $18.4 million on the date of purchase) (see Note 3 above). On June 14, 2004, we acquired Summit South End Square (299 apartment homes) for $33.5 million in cash. The acquisition price of these two communities has been preliminarily allocated based on estimated fair values at the date of acquisition, pending final determination of certain acquired balances. This preliminary allocation resulted in less than 2.0% of the total purchase price being allocated to Summit South End Square’s intangible assets and less than 2.5% of the total purchase price being allocated to Summit Stonecrest’s intangible assets.

During the six months ended June 30, 2004, we sold one community, the community formerly known as Summit Square located in Raleigh, North Carolina, and a parcel of land located at the community formerly known as Summit Square for an aggregate sales price of $22.5 million. We recognized a gain on sale of approximately $10.0 million related to the community.

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

We have seven apartment communities which were considered held for sale as of June 30, 2004:

Community	Location
Summit Belmont	Fredericksburg, Virginia
Summit Crossing	Charlotte, North Carolina
Summit Fair Oaks	Fairfax, Virginia
Summit Glen	Atlanta, Georgia
Summit Highland	Raleigh, North Carolina
Summit Norcroft	Charlotte, North Carolina
Summit Reston	Reston, Virginia

The real estate assets of these seven communities were recorded at the lower of cost or fair value less costs to sell, or $79.7 million in the aggregate, as of June 30, 2004. The revenues from these seven communities represented 11.0% of our revenues for the six months ended June 30, 2004.

Below is a summary of discontinued operations for the three and six months ended June 30, 2004 for the community sold during the six months ended June 30, 2004 and for the seven communities considered held for sale as of that date. For the three and six months ended June 30, 2003, the summary below includes the eight communities to which reference is made in the preceding sentence, as well as the eight communities sold during 2003 (in thousands).
	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Property revenues:
Rental revenues	$4,470	$10,163	$9,280	$21,261
Other property revenue	345	701	661	1,466

Total property revenues	4,815	10,864	9,941	22,727
Property operating expenses	1,506	3,927	3,251	8,382
Depreciation	330	2,515	1,502	5,044
Interest and amortization	65	1,229	128	2,607

Income from discontinued operations before gain on disposition of discontinued operations, loss on early extinguishment of debt
and minority interest of discontinued operations	2,914	3,193	5,060	6,694
Gain on disposition of discontinued operations	9,993	3,122	10,040	6,258
Loss on early extinguishment of debt	-	(1,508)	-	(1,508)

Income from discontinued operations before minority interest	12,907	4,807	15,100	11,444
Minority interest of discontinued operations	(1,241)	(558)	(1,456)	(1,323)

Income from discontinued operations, net of minority interest	$11,666	$4,249	$13,644	$10,121

6. Notes Receivable from Employees

Our Board of Directors believes that ownership of our common stock by our executive officers and certain other qualified employees aligns the interests of these officers and employees with the interests of our stockholders. To this end, our Board of Directors approved, and we instituted, a loan program. As a result of the Sarbanes-Oxley Act of 2002, we are no longer permitted to make loans to our executive officers and, therefore, new issuances to our executive officers under the loan program have been terminated. Under the terms of the loan program, we lent amounts to certain of our executive officers and other qualified employees to (a) finance the purchase of our common stock on the open market at then-current market prices, (b) finance the payment of the exercise price of one or more stock options to purchase shares of our common stock, or (c) finance the annual tax liability or other expenses of an executive officer related to the vesting of shares of common stock which constitute a portion of a restricted stock award granted to the executive officer. The relevant officer or employee has executed a promissory note and security agreement related to each loan extended. Each outstanding note bears interest at a rate established on the date of the note, is full recourse to the officers and employees and is collateralized by the shares of our common stock which are the subject of the loans. If the market price of Summit’s common stock falls materially below the price at which the shares of stock were purchased, the proceeds of the sale of the common stock held as collateral may not be sufficient to repay the loan. As of June 30, 2004, we had employee loans receivable in the amount of $16.7 million which were collateralized by 788,465 shares of our common stock valued at $20.2 million. We had employee loans receivable in the amount of $17.4 million as of December 31, 2003.

7. Commitments and Contingencies

T     We estimated cost to complete the four development projects currently under construction was $94.8 million as of June 30, 2004. Anticipated construction completion dates of the projects range from the fourth quarter of 2004 to the fourth quarter of 2006.

        We collateral for performance on contracts and as credit guarantees to banks and insurers, we were contingently liable under standby letters of credit in the aggregate amount of $7.8 million as of June 30, 2004.

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

We have employment agreements with two of our former executive officers, both of whom resigned from such executive positions, but who remain as employees and have agreed to provide various services to us from time to time through December 31, 2011. Each employment agreement requires that we pay to the former officers a base salary aggregating up to $2.1 million over the period from July 1, 2001 to December 31, 2011 (beginning with calendar year 2002, up to $200,000 on an annual basis). Each employment agreement also requires that we provide participation in our life insurance plan as well as office space, information systems support and administrative support for the remainder of each employee’s life, and participation in our health and dental insurance plans until the last to die of the employee or such employee’s spouse. Either party can terminate the employment agreements effective 20 business days after written notice is given. The full base salary amount due shall be payable through 2011 whether or not the agreements are terminated earlier in accordance with their terms. We have amended the employment agreements, effective July 1, 2004. The amendments provide for annual payments by us to the former executives in lieu of providing such office space, information systems support and administrative support. The annual payments are $100,000 for one of the former executive officers and $70,000 to the other former executive officer and each are subject to a yearly increase based on the Consumer Price Index. These amounts represent what we have determined to be the fair market value of such services.

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

During the six months ended June 30, 2004, we issued 40,063 shares of unrestricted stock (representing 20% of the total 200,315 shares of common stock that could have been received by employees at the date of issuance) valued at $881,000 to employees under our 1994 Stock Option and Incentive Plan. During the six months ended June 30, 2003, we issued 33,342 shares of unrestricted stock (representing 15% of the total 222,270 shares of common stock that could have been received by employees at the date of issuance) valued at $660,000 to employees under the same plan. These shares were issued pursuant to stock award agreements entered into with certain employees dated February 6, 2002 (the "2002 Stock Grants"). The remaining shares will be issued based on the following schedule of dates and percentages: an additional 20% on each of March 1, 2005 and 2006 and the final 25% on March 1, 2007. The respective employee will receive the applicable number of shares on each date if he or she continues to be employed by us on such date, or earlier upon his or her death or disability or upon a "change of control" of Summit. Employees surrendered 14,760 shares of stock during the six months ended June 30, 2004 and surrendered 12,589 shares during the six months ended June 30, 2003 to satisfy the personal income tax liability related to the 2002 Stock Grants and an additional 13,016 shares during the six months ended June 30, 2004 and 13,193 shares during the six months ended June 30, 2003 to satisfy the personal income tax liability related to shares of restricted stock granted prior to January 1, 2004 which vested during the six months ended June 30, 2004 and 2003, respectively. As of June 30, 2004, following the issuance of the shares mentioned above and certain employee forfeitures, a total of 124,030 shares remained available for issuance under the 2002 Stock Grants.

9. Preferred Units

On September 18, 2003, we redeemed all 3.4 million of the Operating Partnership’s preferred units of limited partnership interest designated as 8.95% Series B Cumulative Redeemable Perpetual Preferred Units for cash in the amount of $25.20 per unit plus all unpaid distributions through the redemption date. Distributions on the Series B preferred units were cumulative from the date of original issuance and were payable quarterly at the rate of 8.95% per year of the $25.00 original capital contribution. We made distributions to the holders of the Series B preferred units in the aggregate amount of $3.8 million during the six months ended June 30, 2003.

As of June 30, 2004, the Operating Partnership had outstanding 2.2 million preferred units of limited partnership interest designated as 8.75% Series C Cumulative Redeemable Perpetual Preferred Units. These preferred units are redeemable by the Operating Partnership on or after September 3, 2004 for cash at a redemption price equal to the holder’s capital account. The holder of the Series C preferred units has the right to exchange these preferred units for shares of our Series C preferred stock on a one-for-one basis, subject to adjustment: (a) on or after September 3, 2009, (b) if full quarterly distributions are not made for six quarters, (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the preferred units for federal income tax purposes, or (d) if the holdings in the Operating Partnership of the Series C unitholder exceed 18% of the total profits of or capital interest in the Operating Partnership for a taxable year. Distributions on the Series C preferred units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.75% per year of the $25.00 original capital contribution. We made distributions to the holder of the Series C preferred units in the aggregate amount of $2.4 million during each of the six months ended June 30, 2004 and 2003.

10. Derivative Financial Instruments

We are exposed to capital market risk, such as changes in interest rates. To manage the volatility relating to interest rate risk, we may enter into interest rate hedging arrangements from time to time. We generally do not utilize derivative financial instruments for trading or speculative purposes.

On June 14, 2002, we entered into an interest rate swap with a notional amount of $50.0 million, relating to $50.0 million of 7.20% fixed rate notes issued under our medium-term note program. Under the interest rate swap agreement, through the maturity date of August 15, 2007, (a) we have agreed to pay to the counterparty the interest on a $50.0 million notional amount at a floating interest rate of three-month LIBOR plus 241.75 basis points, and (b) the counterparty has agreed to pay to us the interest on the same notional amount at the fixed rate of the underlying debt obligation. The floating rate as of June 30, 2004 was 3.6675%. The fair value of the interest rate swap was an asset of approximately $2.7 million as of June 30, 2004. The swap has been designated as a fair value hedge of the underlying fixed rate debt obligation and has been recorded in "Other assets" in our consolidated balance sheets. We assume no ineffectiveness as the interest rate swap meets the short-cut method conditions required under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," for fair value hedges of debt instruments. Accordingly, no gains or losses were recorded in income relative to our underlying debt and interest rate swap.

11. Common Stock Repurchase Program

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

We made no stock repurchases during the six months ended June 30, 2004. As of June 30, 2004, we had repurchased 1.2 million shares of our common stock valued at $23.6 million (an average price per share of $18.88) under this plan. We had $32.4 million remaining for authorized repurchases under the program as of June 30, 2004.

12. Supplemental Cash Flow Information

Non-cash investing and financing activities for the six months ended June 30, 2004 and 2003 are as follows:

A.	We accrued dividends and distributions payable of $11.8 million as of June 30, 2004 and $11.7 million as of December 31, 2003.
B.
We granted 40,063 shares of unrestricted stock valued at $881,000 during the six months ended June 30, 2004. There were 14,760 shares of stock valued at $325,000 surrendered to satisfy the income tax liability of grantees during the same period.

C.
We granted 33,342 shares of unrestricted stock valued at $660,000 during the six months ended June 30, 2003. There were 25,361 shares of stock valued at $460,000 surrendered to satisfy the income tax liability of grantees during the same period.

D.
On January 2, 2004, we issued 27,982 shares of restricted stock valued at $658,000 pursuant to our 2001 Performance Stock Award Plan. One-half of these shares, valued at $329,000, vested on January 2, 2004. The remaining shares will vest in two equal annual installments on January 2, 2005 and January 2, 2006.

E.	We issued 56,456 shares of common stock in exchange for 56,456 common units during the six months ended June 30, 2004. The value of these shares of common stock was $823,000.
F.	On May 27, 2004, we acquired Summit Stonecrest by paying $9.6 million in cash and assuming a $19.7 million mortgage (which had a fair market value of $18.4 million on the date of purchase).

13. Subsequent Events

Subsequent to June 30, 2004, we executed separate contracts for the purchase of three communities for an aggregate purchase price of $140.0 million. We expect that these communities will be acquired during the third quarter of 2004 and expect to fund these acquisitions primarily using proceeds from community sales during that period.

14. Revision to Consolidated Statement of Cash Flows

Subsequent to the issuance of our consolidated financial statements for the three and six months ended June 30, 2003, we determined that the cash outflows related to the purchase of certain real estate assets were incorrectly classified as cash flows from operating activities as opposed to cash flows from investing activities in our statement of cash flows. As a result, the accompanying consolidated statement of cash flows for the six months ended June 30, 2003 has been revised from amounts previously reported.

As required by FIN 46, we began consolidation of the Management Company for the third quarter ended September 30, 2003. As recommended by FIN 46, we have elected to restate previously reported amounts as a result of the consolidation of the Management Company and as such, certain previously reported amounts related to the consolidated statement of cash flows have changed due to this consolidation.

The following shows the effect of the revision and the consolidation of the Management Company to the consolidated statement of cash flows for the six months ended June 30, 2003:

Net cash provided by operating activities, as previously reported	$22,666
Revisions related to certain real estate cash outflows	5,703

Net cash provided by operating activities, after revisions related to certain real estate cash outflows	28,369
Consolidation of the Management Company	339

Net cash provided by operating activities, as revised	$28,708

Net cash used in investing activities, as previously reported	$(20,966)
Revisions related to certain real estate cash outflows	(5,703)

Net cash used in investing activities, after revisions related to certain real estate cash outflows	(26,669)
Consolidation of the Management Company	(36)

Net cash used in investing activities, as revised	$(26,705)

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

As discussed in Note 14 to the consolidated financial statements, our statement of cash flows for the six months ended June 30, 2003 has been revised. The accompanying management’s discussion and analysis gives effect to that revision.

Executive Summary

Summit is a self-administered real estate investment trust that focuses on the operation, development and acquisition of luxury apartment communities in select neighborhoods throughout the Southeast and Mid-Atlantic United States. We focus our efforts in five markets which consist of Washington, D.C., Southeast Florida, Atlanta, Raleigh and Charlotte. As of June 30, 2004, our portfolio consisted of 48 completed communities comprising 14,797 apartment homes; four communities owned in a joint venture, comprised of 1,203 apartment homes; and four apartment communities with 1,715 apartment homes in various stages of development.

Our income from continuing operations is generated primarily from operations of our apartment communities. The changes in operating results from period to period reflect changes in existing community performance and changes in the number of apartment homes due to development, acquisition, or disposition of communities. To better understand our overall operating performance, our communities have been categorized in five "status" groups. We consider a community to be "stabilized" when it has attained a physical occupancy level of at least 93%. A community that we have developed is deemed "same-property" when stabilized for at least one year as of the beginning of the current year. A community that we have acquired remains an "acquisition" community until deemed "same-property" when we have owned it for one year or more as of the beginning of the current year. A community is deemed to be a "stabilized development" community when stabilized as of the beginning of the current year but not the entire prior year. A "lease-up" community is defined as one that has commenced rental operations but was not stabilized as of the beginning of the current year. A "disposition" community is one which we have sold in current or prior years. As of June 30, 2004, we had 10,644 same-property apartment homes in 36 communities, 1,700 acquisition apartment homes in four communities, 1,997 stabilized development apartment homes in seven communities and 1,199 lease-up apartment homes in four communities (two of which communities comprising 743 apartment homes are not yet complete).

During 2003, we developed and implemented a rent optimization software program. This program helps us manage revenue by allowing us to set daily rents on apartment homes as they become available for rental. Automating the balance between vacancy and rents provides a more efficient method to pricing and is a valuable tool to help us manage our properties at their greatest rental revenue producing potential.

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

Looking forward, we believe that fundamentals in our markets are improving. Our core markets produced 166,000 new jobs during the twelve months ended June 2004, which we expect will drive future demand. Additionally, permit issuance in 2003 was at a six-year low and we expect that this will result in a decreased supply of competitive apartment homes during 2004. Among our five markets, the fundamentals in our Washington, D.C. and Southeast Florida markets are the strongest, and the ability to raise rents has returned to these markets.  Fundamentals are not as strong in the Atlanta, Charlotte and Raleigh markets, and, accordingly, we expect it will take longer for the ability to raise rents to gain momentum in these markets. We will continue to closely monitor and act upon key market dynamics by making disciplined strategic investments, sound operating decisions, and utilizing prudent financial measures.

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

During the development and construction of a new community, we capitalize all direct and indirect costs, including interest related to apartment construction and certain operational costs for communities under construction and in lease-up. Included in these costs is management’s estimate of the portion of internal costs that are incremental and considered related to such development activities. The amounts capitalized depend on the timing of such activities. Interest costs are capitalized in accordance with SFAS No. 34, "Capitalization of Interest Cost," and depreciated over the lives of the constructed assets. We capitalize the cost of our development department efforts to projects currently under construction, currently at a rate of 3.0% of such construction assets. Such costs are then depreciated over the lives of the constructed assets upon their completion. We treat each unit in an apartment community separately for capitalization and expense recognition purposes, resulting in a proration of interest and operational costs in a development community between costs that are capitalized or expensed. As units become available for their intended use, we cease capitalization of interest and operational costs on those units based on the ratio of those units available for rental to the total number of units in the community.

Asset Impairment Evaluation

We record our real estate assets to be held and used at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a community may be impaired, we will assess its recoverability by estimating the undiscounted future cash flows of the community. If our recoverability assessment results in an indication of impairment for communities to be held and used, or if a community is considered to be held for sale, then we determine the community’s fair value. Applying capitalization rates to a community’s property operating income is a widely used measure of fair value. Determining appropriate capitalization rates requires significant judgment and is generally based on the prevailing rate for the submarket within the market in which the community is located. Capitalization rates can fluctuate due to changes in the general economy or within specific submarkets. If the actual capitalization rate for a community varies significantly from management’s estimate, the impairment evaluation may be significantly affected. For assets to be held and used, if the carrying amount exceeds the undiscounted future cash flows, we would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the community and such loss would be included in income from continuing operations. Assets to be disposed of are recorded at the lower of carrying amount or fair value less cost to sell.  An impairment  loss will be recognized for any write-down to fair value less cost to sell and reported in the discontinued operations section of the consolidated statements of earnings.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we present operating results of communities we consider held for sale, as well as those sold, in discontinued operations in our consolidated statements of earnings.

Results of Operations for the Three and Six Months Ended June 30, 2004 and 2003

Net income increased to $14.5 million for the six months ended June 30, 2004 from $8.1 million for the same period in 2003 primarily due to an increase of $3.8 million in gain on disposition of discontinued operations as well as a reduction of dividends paid to preferred unitholders of $3.8 million. Net income increased to $12.2 million for the three months ended June 30, 2004 from $2.9 million for the same period in 2003 primarily due to an increase of $6.9 million in gain on disposition of discontinued operations as well as a reduction of dividends paid to preferred unitholders of $1.9 million.

Income from continuing operations before loss on unconsolidated real estate joint ventures, minority interest of common unitholders in the Operating Partnership and dividends to preferred unitholders in the Operating Partnership decreased to $3.5 million for the six months ended June 30, 2004 from $4.1 million for the same period 2003. The same measure increased to $1.8 million for the three months ended June 30, 2004 from $1.7 million for the same period in 2003.

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

A summary of our apartment homes (excluding joint ventures) for the six months ended June 30, 2004 and 2003 is as follows:

	2004	2003

Apartment homes at January 1 of the year	14,554	15,428
Developments which began rental operations during the period	743	502
Apartment homes acquired during the period	605	405
Sale of apartment homes	(362)	(490)

Apartment homes at June 30 of the year	15,540	15,845

The property operating income of our communities (excluding joint venture communities) and a reconciliation to net income is summarized below (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,

	2004	2003	% Change	2004	2003	% Change

Property revenue:
Same-property communities	$28,900	$28,510	1.4%	$57,490	$57,067	0.7%
Acquisition communities	4,341	894	385.6%	8,113	894	807.5%
Stabilized development communities	6,235	4,259	46.4%	12,434	7,737	60.7%
Lease-up communities	893	-	100.0%	1,328	-	100.0%
Disposition communities	308	6,342	-95.1%	942	13,728	-93.1%

Total property revenue (1)	40,677	40,005	1.7%	80,307	79,426	1.1%

Property operating and maintenance expense:
Same-property communities	9,020	9,251	-2.5%	18,635	18,584	0.3%
Acquisition communities	1,632	391	317.4%	3,021	392	670.7%
Stabilized development communities	2,397	1,796	33.5%	4,959	3,143	57.8%
Lease-up communities	596	12	4866.7%	857	14	6021.4%
Disposition communities	147	2,541	-94.2%	398	5,529	-92.8%

Total property operating and maintenance expense (1)	13,792	13,991	-1.4%	27,870	27,662	0.8%

Property operating income:
Same-property communities	19,880	19,259	3.2%	38,855	38,483	1.0%
Acquisition communities	2,709	503	438.6%	5,092	502	914.3%
Stabilized development communities	3,838	2,463	55.8%	7,475	4,594	62.7%
Lease-up communities	297	(12)	2575.0%	471	(14)	3464.3%
Disposition communities	161	3,801	-95.8%	544	8,199	-93.4%

Property operating income	26,885	26,014	3.3%	52,437	51,764	1.3%

Interest and other income	411	697	-41.0%	780	1,699	-54.1%
Management fees - third party communities	146	156	-6.4%	293	326	-10.1%
Depreciation and amortization expense (continuing
and discontinued operations)	(11,092)	(10,551)	5.1%	(22,492)	(20,384)	10.3%
Interest and amortization of deferred financing costs
(continuing and discontinued operations)	(7,982)	(8,012)	-0.4%	(15,288)	(16,141)	-5.3%
General and administrative expense	(2,112)	(1,765)	19.7%	(4,002)	(3,322)	20.5%
Property management - owned communities	(1,337)	(1,504)	-11.1%	(2,831)	(2,824)	0.2%
Property management - third party communities	(162)	(182)	-11.0%	(343)	(342)	0.3%
Loss on unconsolidated real estate joint ventures	(80)	(75)	6.7%	(173)	(164)	5.5%
Gain on sale of real estate assets (continuing and
discontinued operations)	9,993	3,122	220.1%	10,040	6,258	60.4%
Minority interest of common unitholders
in Operating Partnership	(1,295)	(382)	239.0%	(1,544)	(1,058)	45.9%
Dividends to preferred unitholders in
Operating Partnership	(1,203)	(3,105)	-61.3%	(2,406)	(6,210)	-61.3%
Loss on early extinguishment of debt	-	(1,508)	-100.0%	-	(1,508)	-100.0%

Net income	$12,172	$2,905	319.0%	$14,471	$8,094	78.8%

(1) To determine the amounts of property revenue and property operating and maintenance expense which were contributed by communities classified in discontinued operations, see the table in the section entitled, "Communities Sold or Held for Sale" on page 23 of this report.

Operating Performance of our Same-Property Communities

The operating performance of our same-property communities is summarized below (dollars in thousands, except average rent per occupied apartment home). The comparison below includes the 36 communities containing 10,644 apartment homes that were considered same-property during the six months ended June 30, 2004.

	Three Months Ended June 30,			Six Months Ended June 30,

	2004	2003	% Change	2004	2003	% Change

Property revenues:
Rental	$26,649	$26,530	0.4%	$53,186	$53,330	-0.3%
Other	2,251	1,980	13.7%	4,304	3,737	15.2%

Total property revenues	28,900	28,510	1.4%	57,490	57,067	0.7%

Property operating expenses:
Personnel	2,299	2,289	0.4%	4,814	4,596	4.7%
Advertising and promotion	374	337	11.0%	762	681	11.9%
Utilities	1,390	1,317	5.5%	2,885	2,808	2.7%
Building repairs and maintenance	1,047	1,341	-21.9%	2,068	2,602	-20.5%
Real estate taxes and insurance	3,510	3,551	-1.2%	7,312	7,071	3.4%
Other operating expense	400	416	-3.8%	794	826	-3.9%

Total property operating expense	9,020	9,251	-2.5%	18,635	18,584	0.3%

Property operating income	$19,880	$19,259	3.2%	$38,855	$38,483	1.0%

Average physical occupancy	94.2%	93.8%	0.4%	94.3%	94.2%	0.1%

Average rent per occupied apartment home	$884	$893	-1.0%	$882	$895	-1.5%

Property rental revenues remained stable at $53.2 million for the six months ended June 30, 2004 and $53.3 million for the same period in 2003 and $26.6 million for the three months ended June 30, 2004 and $26.5 million for the same period in 2003. Other property revenues increased for both the three-month and six-month periods due to an increase in fees such as application fees, pet fees, administration fees and water fees paid by our residents. Real estate taxes and insurance decreased for the three-month period due to our insurance renewal which was effective on May 1, 2004 and which resulted in a 6% reduction of insurance costs as well as many property tax assessments which are lower than prior year and lower than our expectations. Repairs and maintenance expense decreased for both the three- and six- month periods due to the fact that our maintenance personnel are completing more in-house painting and other repair work rather than having third-party vendors complete such tasks. Furthermore, our purchase-to-pay system is fully implemented, enabling us to achieve more efficient buying and increasing our purchasing power, thus reducing costs.

Operating Performance of our Acquisition Communities

On May 27, 2004, we acquired Summit Stonecrest (306 apartment homes) for $28.0 million. Consideration paid for this community was cash of $9.6 million and the assumption of a $19.7 million mortgage (which had a fair market value of $18.4 million on the date of purchase) . On June 14, 2004, we purchased Summit South End Square (299 apartment homes), also located in Charlotte, for $33.5 million. On December 31, 2003, we purchased Summit Lansdowne (690 apartment homes), located in Loudon County, Virginia, for $99.2 million. On May 6, 2003, the Operating Partnership purchased certain assets of Brickell Grand, Inc., including the community known as Summit Brickell and a note receivable from the developer, located in Miami, Florida for an aggregate of $59.4 million. Summit Brickell contains 405 apartment homes and approximately 18,000 square feet of retail space.

The operating performance of our acquisition communities is summarized below (dollars in thousands, except average rent per occupied apartment home). Note that average occupancy and rent information is for Summit Brickell and Summit Lansdowne only as there was not a full quarter’s data to calculate such amounts for Summit Stonecrest and Summit South End Square.

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Property revenues:
Rental	$4,100	$842	$7,681	$842
Other	241	52	432	52

Total property revenues	4,341	894	8,113	894
Property operating expenses	1,632	391	3,021	392

Property operating income	$2,709	$503	$5,092	$502

Average physical occupancy	94.6%	78.0%	93.7%	67.1%

Average rent per occupied apartment home	$1,200	$1,208	$1,197	$1,208

Number of apartment homes	1,700	405	1,700	405

Operating Performance of our Stabilized Development Communities

Stabilized development communities include seven communities with a total of 1,997 apartment homes (Summit Valleybrook, Summit Brookwood, Summit Grand Parc, Summit Roosevelt, Summit Stockbridge, Summit Lenox and Summit Reunion Park I). Summit at Lenox is an existing community with 431 apartment homes that has recently been undergoing major renovations. Its operating results are included in results of stabilized development communities as it has not yet reached stabilization after renovation. With the exception of Summit Lenox, the communities considered stabilized development were in the early stages of lease-up (i.e., had not yet stabilized) during 2003 and, therefore, the levels of property operating income and average physical occupancy are lower in 2003 when compared to 2004. The operating performance of our stabilized development communities is summarized below (dollars in thousands, except average rent per occupied apartment home):

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Property revenues:
Rental	$5,694	$3,907	$11,409	$7,163
Other	541	352	1,025	574

Total property revenues	6,235	4,259	12,434	7,737
Property operating expenses	2,397	1,796	4,959	3,143

Property operating income	$3,838	$2,463	$7,475	$4,594

Average physical occupancy	92.4%	68.3%	92.5%	63.3%

Operating Performance of our Communities in Lease-Up

The table below summarizes the four communities in lease-up during the six months ended June 30, 2004 (dollars in thousands):

					Average
					Physical
		Total	Actual/		Occupancy	% Leased
	Number of	Actual/	Anticipated	Actual/	Three Months	as of
	Apartment	Anticipated	Construction	Anticipated	Ended June	June 30,
Community	Homes	Cost	Completion	Stabilization	30, 2004	2004

Summit Silo Creek - Washington, D.C.	284	$ 39,040	Q1 2004	Q4 2004	56.9%	81.3%
Summit Reunion Park II - Raleigh, NC	172	10,274	Q2 2004	Q4 2004	32.2%	55.2%
Summit Brickell View - Miami, FL (1)	323	74,000	Q4 2004	Q2 2005	5.2%	29.4%
Summit Las Olas - Ft. Lauderdale, FL (1)	420	73,700	Q4 2004	Q3 2005	2.9%	18.3%

	1,199	$ 197,014

(1)
Stabilization, occupancy and percent leased information in the table above represents data for apartment homes only. Summit Brickell View’s approximately 17,500 square feet of office/retail space was 0.0% leased as of June 30, 2004. The approximately 4,000 square feet of office/retail space at Summit Las Olas was 100.0% leased as of June 30, 2004.

The actual stabilization dates for our communities in lease-up may be later than anticipated. The operating performance of our lease-up communities is summarized below (dollars in thousands). None of the communities in lease-up at June 30, 2004 had begun leasing activity as of June 30, 2003.

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Property revenues:
Rental	$764	$-	$1,147	$-
Other	129	-	181	-

Total property revenues	893	-	1,328	-
Property operating expenses	596	12	857	14

Property operating income	$297	$(12)	$471	$(14)

Operating Performance of our Disposition Communities

The 2004 disposition community is Summit Square (362 apartment homes). The 2003 disposition communities consist of the former Summit Square, which was sold in 2004, and Summit Fairways, Summit Turtle Rock, Summit Camino Real, Summit Buena Vista, Summit Belcourt, Summit Las Palmas, Summit Arboretum and Summit San Raphael (comprised of an aggregate of 2,927 apartment homes), all of which were sold during the year ended December 31, 2003. With the exception of Summit Fairways, all of the communities disposed of during 2003 were located in Texas and, therefore, completed our exit of the Texas market. The operating performance of the disposition communities is summarized below (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Property revenues:
Rental	$273	$5,935	$864	$12,807
Other	35	407	78	921

Total property revenues	308	6,342	942	13,728
Property operating expenses	147	2,541	398	5,529

Property operating income	$161	$3,801	$544	$8,199

Number of apartment homes	362	3,289	362	3,289

Communities Sold or Held for Sale

During the six months ended June 30, 2004, we sold one community, formerly known as Summit Square (362 apartment homes), located in Raleigh, North Carolina, for $22.5 million. We recognized a gain on sale of $10.0 million related to the sale of Summit Square. We also sold one parcel of land for $88,000 during the six months ended June 30, 2004. We recognized a gain on sale of $47,000 related to this land.

During the six months ended June 30, 2003, we sold two communities, Summit Fairways (240 apartment homes) and Summit Turtle Rock (250 apartment homes) for an aggregate sales price of $37.1 million, resulting in an aggregate gain on sale of $6.3 million.

In accordance with SFAS No. 144, net income and gain on disposition of real estate for communities sold or considered held for sale are reflected in our statements of earnings as "discontinued operations" for all periods presented. Below is a summary of discontinued operations for the three and six months ended June 30, 2004 for the community sold during the six months ended June 30, 2004 and for the seven communities considered held for sale as of that date, and for the eight communities mentioned above as well as the eight communities sold during 2003 for the three and six months ended June 30, 2003 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Property revenues:
Rental	$4,470	$10,163	$9,280	$21,261
Other	345	701	661	1,466

Total property revenues	4,815	10,864	9,941	22,727
Property operating expenses	1,506	3,927	3,251	8,382
Depreciation	330	2,515	1,502	5,044
Interest and amortization	65	1,229	128	2,607

Income from discontinued operations before gain on discontinued
operations, loss on early extinguishment of debt and minority
interest of discontinued operations	2,914	3,193	5,060	6,694
Gain on disposition of discontinued operations	9,993	3,122	10,040	6,258
Loss on early extinguishment of debt	-	(1,508)	-	(1,508)

Income from discontinued operations before minority interest	12,907	4,807	15,100	11,444
Minority interest of discontinued operations	(1,241)	(558)	(1,456)	(1,323)

Income from discontinued operations, net of minority interest	$11,666	$4,249	$13,644	$10,121

Development Activity

Development communities in process as of June 30, 2004 are summarized as follows (dollars in thousands):

	Number of	Total		Estimated	Anticipated
	Apartment	Estimated	Cost to	Cost to	Construction
Community	Homes	Costs	Date	Complete	Completion

Summit Brickell View - Miami, FL	323	$74,000	$69,096	$4,904	Q4 2004
Summit Las Olas - Ft. Lauderdale, FL	420	73,700	68,239	5,461	Q4 2004
Summit Fairfax Corner - Washington, D.C.	488	74,500	27,045	47,455	Q4 2006
Summit Manor Park – Raleigh, NC	484	46,300	9,316	36,984	Q4 2006

Total - communities under construction	1,715	268,500	173,696	$94,804

Other development and construction costs (1)	-	-	42,030

	1,715	$268,500	$215,726

(1)  Consists primarily of land held for development and other pre-development costs.

The estimated cost to complete for the development communities listed above of $94.8 million represents substantially all of our material commitments for capital expenditures as of June 30, 2004.

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

In addition, we are conducting feasibility and other pre-development work for several other communities. We could abandon the development of any one or more of these potential communities in the event that we determine that market conditions do not support development, financing is not available on favorable terms or at all, or we are unable to obtain necessary permits and authorizations, or due to other circumstances which may prevent development. There can be no assurance that, if we do pursue one or more potential communities, that we will be able to complete construction within the currently estimated development budgets or that construction can be started at the time currently anticipated.

Other Income and Expenses

Interest income decreased by $581,000 to $498,000 during the six months ended June 30, 2004 compared to the same period in 2003 primarily due to a reduction of $283,000 of interest earned on proceeds placed with qualified intermediaries in accordance with like-kind exchange rules and regulations and a reduction of $265,000 in interest earned on notes receivable which were repaid in 2003. Interest income decreased by $286,000 to $263,000 during the three months ended June 30, 2004 when compared to the same period in 2003 due to a reduction of $149,000 in interest earned on notes receivable which were repaid in 2003 as well as a reduction of $37,000 of interest earned on proceeds placed with qualified intermediaries in accordance with like-kind exchange rules and regulations.

Other income decreased by $338,000 to $282,000 during the six months ended June 30, 2004 compared to the same period in 2003 primarily due to $222,000 in settlement proceeds received in 2003 related to a pursuit project which did not come to fruition with no similar fee earned in 2004.

Depreciation and amortization for both continuing and discontinued operations increased to $22.5 million for the six months ended June 30, 2004 from $20.4 million for the same period in 2003 primarily due to $2.2 million of amortization related to the intangible assets acquired with the 2004 and 2003 acquisition communities. This same measure increased to $11.1 million during the three months ended June 30, 2004 from $10.6 million for the same period in 2003 primarily due to the addition of depreciation recorded for recently developed communities as well as for the communities acquired during 2004 and 2003.

Depreciation and amortization expense for continuing operations increased by $5.7 million to $21.0 million during the six months ended June 30, 2004 compared to the same period in 2003 primarily due $2.2 million of amortization related to the intangible assets acquired with the 2004 and 2003 acquisition communities as well as the addition of depreciation recorded for recently developed communities as well as for the communities acquired during 2004 and 2003. Depreciation and amortization expense for continuing operations increased by $2.7 million to $10.8 million during the three months ended June 30, 2004 compared to the same period in 2003 primarily due to $1.1 million of amortization related to the intangible assets acquired with the 2004 and 2003 acquisition communities.

Interest expense for both continuing and discontinued operations decreased by $804,000 to $14.6 million for the six months ended June 30, 2004 when compared to the same period in 2003, primarily due to a decrease in our average effective interest rate to 5.41% in 2004 from 6.03% in 2003.

General and administrative expenses increased by $680,000 to $4.0 million for the six months ended June 30, 2004 when compared to the same period in 2003 primarily due to an increase of $623,000 related to performance-based compensation and increased costs associated with our Sarbanes-Oxley implementation efforts. General and administrative expenses increased by $347,000 to $2.1 million for the three months ended June 30, 2004 when compared to the same period in 2003 primarily due to an increase of $241,000 related to performance-based compensation and increased costs related to our Sarbanes-Oxley implementation efforts. As a percentage of total undepreciated assets, general and administrative expenses were 0.25% for the six months ended June 30, 2004 and 0.22% for the six months ended June 30, 2003.

The $10.0 million gain on disposition of discontinued operations during the six months ended June 30, 2004 resulted from the disposition of one community, formerly known as Summit Square, and a parcel of land at the community formerly known as Summit Square. The $6.3 million gain on disposition of discontinued operations during the six months ended June 30, 2003 resulted from the disposition of two communities, Summit Fairways and Summit Turtle Rock. All of these communities were sold as part of our plan to dispose of assets that no longer meet our growth objectives or to make desired changes in the number of apartment homes in each of our markets.

Liquidity and Capital Resources

Liquidity

Net cash provided by operating activities increased to $37.9 million for the six months ended June 30, 2004 from $28.7 million for the six months ended June 30, 2003.  This increase is primarily due to an improvement in net income excluding certain non-cash items (depreciation and amortization, gain on sale of real estate assets – discontinued operations and loss on early extinguishment of debt) of $3.7 million and an increase of $4.7 million in accounts payable and accrued expenses.

Net cash used in investing activities increased to $85.7 million for the six months ended June 30, 2004 from $26.7 million for the six months ended June 30, 2003. The increase in cash used in investing activities is primarily due to a decrease of $63.6 million in proceeds from the sale of real estate assets in 2004 when compared to 2003. Prior year cash proceeds from the sale of real estate assets included prior year expenditures from qualified like-kind exchange escrows that related to 2002 sales as well as proceeds received from the sale of one community during the six months ended June 30, 2003.

Net cash provided by financing activities was $47.6 million for the six months ended June 30, 2004. Net cash used in financing activities was $1.4 million for the six months ended June 30, 2003. The increase in cash provided by financing activities during 2004 is primarily due to an increase in borrowings on the credit facility of $96.0 million and a decrease of $15.2 million in cash used to repurchase our common stock, offset by a decrease in proceeds received from the issuance of mortgage debt of $26.8 million and a decrease in the amount of cash used to repay the construction loan of $35.3 million.

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

As of January 1, 2004, we had $2.7 million of cash and cash equivalents and $70.0 million available under our credit facility. As of June 30, 2004, after considering the transactions listed below and our cash provided by operating activities of $37.9 million during the period, we had $2.4 million of cash and cash equivalents and $109.0 million available under our secured credit facility. During the six months ended June 30, 2004, we generated cash proceeds from various transactions, including:

  Issued $44.1 million in fixed rate mortgages collateralized by two communities;
  Sold one community for an aggregate sales price of $22.5 million and cash proceeds of $22.2 million; and
  Borrowed $62.0 million under our credit facility.

The proceeds were used primarily to:

  Construct development communities and acquire land for $54.8 million;
  Acquire two communities for an aggregate purchase price of $62.8 million, requiring cash payments of $42.3 million in the aggregate;
  Repay $35.3 million under the construction loan; and
  Fund capital expenditures and other corporate additions and tenant improvements of $4.9 million.

Our outstanding indebtedness (excluding fair value adjustments of hedged debt instruments of $2.7 million) as of June 30, 2004 totaled $812.4 million. This amount includes $394.4 million in fixed rate conventional mortgages, $10.1 million of variable rate tax-exempt bonds, $220.0 million of fixed rate unsecured notes, $6.9 million of variable rate mortgages and $181.0 million under our secured credit facility.

We expect that our primary uses of cash in 2004 will be to fund development spending (refer to the section entitled "Development Activity" on page 24 of this report), to fund debt maturities, acquisition opportunities and the possible redemption of the Series C Cumulative Redeemable Perpetual Preferred Units (see the section entitled "Preferred Units" below). Any decision to redeem the Series C Cumulative Redeemable Perpetual Preferred Units in the future will be made in our discretion, based on our evaluation of financial and other relevant factors at such time. Other uses of cash in 2004 will include funding principal amortization of debt, funding capital expenditures relating to maintaining our existing communities and to fund dividend and distribution payments.

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

Credit Facilities

On July 28, 2003, we obtained a secured credit facility with a total commitment of $200.0 million. On June 25, 2004, we increased this commitment to $290.0 million. The availability increased from $189.0 million to $290.0 million. We have the ability to further increase this commitment and availability pursuant to the terms of the credit agreement. The secured credit facility provides funds for new development, acquisitions and general working capital purposes. This facility is secured by twelve of our communities (Summit Brookwood, Summit Fair Oaks, Summit Governor’s Village, Summit Grandview, Summit Lake, Summit Lansdowne, Summit Peachtree City, Summit Portofino, Summit Sedgebrook, Summit Shiloh, Summit Stockbridge and Summit Sweetwater) and matures in July 2008. As described in the credit agreement, loans under the credit facility are subject to debt service coverage and loan to value ratios and bear interest at the Reference Bill Index Rate (defined as the money market yield for the Reference Bills as established by the most recent Reference Bill auction conducted by Freddie Mac) plus 58 to 91 basis points depending on the level of debt service coverage. As of June 30, 2004, the outstanding balance of the credit facility was $181.0 million and the interest rate was 1.7026%.

On July 28, 2003, we obtained an unsecured letter of credit facility, which matures in July 2008 and has a total commitment of $20.0 million. The letters of credit issued under this facility serve as collateral for performance on contracts and as credit guarantees to banks and insurers. As of June 30, 2004, there were $7.8 million of letters of credit outstanding under this facility.

New Mortgages

In connection with the acquisition of Summit Stonecrest on May 27, 2004, we assumed a mortgage note with a principal balance of $19.7 million. This mortgage bears interest at a fixed rate of 4.18%, matures on September 1, 2012 and requires interest only payments through August 2004 and then principal and interest payments on a 30-year amortization schedule with a balloon payment due at maturity. This mortgage note is recorded in our financial statements at fair value, which was determined to be $18.4 million at the date of acquisition. The interest rate currently available to us for debt with similar terms and maturity was used to estimate fair value of this mortgage.

On March 30, 2004, we issued a $16.6 million mortgage note collateralized by Summit Ashburn Farm. This mortgage bears interest at a fixed rate of 4.69% until its maturity on April 1, 2011. The mortgage requires monthly principal and interest payments on a 30-year amortization schedule with a balloon payment due at maturity.

On March 30, 2004, we issued a $27.5 million mortgage note collateralized by Summit Crest. This mortgage bears interest at a fixed rate of 4.63% until its maturity on April 1, 2011. The mortgage requires monthly interest payments only during the first year of the mortgage and requires monthly principal and interest payments on a 30-year amortization schedule starting with the second year of the mortgage with a balloon payment due at maturity.

Preferred Units

On September 18, 2003, we redeemed all 3.4 million of the Operating Partnership’s preferred units of limited partnership interest designated as 8.95% Series B Cumulative Redeemable Perpetual Preferred Units for cash in the amount of $25.20 per unit plus all unpaid distributions through the redemption date. Distributions on the Series B preferred units were cumulative from the date of original issuance and were payable quarterly at the rate of 8.95% per year of the $25.00 original capital contribution. We made distributions to the holders of the Series B preferred units in the aggregate amount of $3.8 million during the six months ended June 30, 2003.

As of June 30, 2004, the Operating Partnership had outstanding 2.2 million preferred units of limited partnership interest designated as 8.75% Series C Cumulative Redeemable Perpetual Preferred Units. These preferred units are redeemable by the Operating Partnership on or after September 3, 2004 for cash at a redemption price equal to the holder’s capital account. The holder of the Series C preferred units has the right to exchange these preferred units for shares of our Series C preferred stock on a one-for-one basis, subject to adjustment: (a) on or after September 3, 2009, (b) if full quarterly distributions are not made for six quarters, (c) upon the occurrence of specified events related to the treatment of the Operating Partnership or the preferred units for federal income tax purposes, or (d) if the holdings in the Operating Partnership of the Series C unitholder exceed 18% of the total profits of or capital interest in the Operating Partnership for a taxable year. Distributions on the Series C preferred units are cumulative from the date of original issuance and are payable quarterly at the rate of 8.75% per year of the $25.00 original capital contribution. We made distributions to the holder of the Series C preferred units in the aggregate amount of $2.4 million during each of the six months ended June 30, 2004 and 2003.

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

We are party to an interest rate swap with a notional amount of $50.0 million, relating to $50.0 million of 7.20% fixed rate notes issued under our medium-term note ("MTN") program. Under the interest rate swap agreement, through the maturity date of August 15, 2007, (a) we have agreed to pay to the counterparty the interest on a $50.0 million notional amount at a floating interest rate of three-month LIBOR plus 241.75 basis points, and (b) the counterparty has agreed to pay to us the interest on the same notional amount at the fixed rate of the underlying debt obligation. The floating rate as of June 30, 2004 was 3.6675%. The fair value of the interest rate swap was an asset of $2.7 million as of June 30, 2004. The swap has been designated as a fair value hedge of the underlying fixed rate debt obligation and has been recorded in "Other assets" in the accompanying balance sheets. We assume no ineffectiveness as the interest rate swap meets the short-cut method conditions required under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," for fair value hedges of debt instruments. Accordingly, no gains or losses were recorded in income relative to our underlying debt and interest rate swap.

Contractual Obligations

A summary of our future contractual obligations related to long-term debt, non-cancelable operating leases and other obligations as of June 30, 2004 is as follows (in thousands):

	Payments Due by Period

	2004	2005-2006	2007-2008	Thereafter	Total

Long-term debt principal payments and maturities	$50,940	$71,017	$380,381	$311,333	$813,671
Standby letters of credit (1)	6,253	1,567	-	-	7,820
Development expenditures (2)	37,137	57,667	-	-	94,804
Operating lease commitments (3)	100	314	295	212	921
Employment agreement payments (4)	285	1,140	1,140	1,200	3,765

Total	$94,715	$131,705	$381,816	$312,745	$920,981

(1) (1)
         As collateral for performance on contracts and as credit guarantees to banks and insurers, we were contingently liable under standby letters of credit in the aggregate amount of $7.8 million as of June 30, 2004.

(2) (2)
        The estimated cost to complete the four development projects currently under construction was $94.8 million as of June 30, 2004. Anticipated construction completion dates of the projects range from the fourth quarter of 2004 to the fourth quarter of 2006.

(3)	Includes operating leases related to rental of office space.
(4)
We have employment agreements with two of our former executive officers, both of whom resigned from such executive positions, but who remain as employees and have agreed to provide various services to us from time to time through December 31, 2011. Each employment agreement requires that we pay to the former officers a base salary aggregating up to $2.1 million over the period from July 1, 2001 to December 31, 2011 (beginning with calendar year 2002, up to $200,000 on an annual basis). Each employment agreement also requires that we provide participation in our life insurance plan as well as office space, information systems support and administrative support for the remainder of each employee’s life, and participation in our health and dental insurance plans until the last to die of the employee or such employee’s spouse. Either party can terminate the employment agreements effective 20 business days after written notice is given. The full base salary amount due shall be payable through 2011 whether or not the agreements are terminated earlier in accordance with their terms. We have amended the employment agreements, effective July 1, 2004. The amendments provide for annual payments by us to the former executives in lieu of providing such office space, information systems support and administrative support. The annual payments are $100,000 for one of the former executive officers and $70,000 to the other former executive officer and each are subject to a yearly increase based on the Consumer Price Index. These amounts represent what we have determined to be the fair market value of such services. In the table above, we have assumed annual payments of $170,000 per executive for years 2004 through 2008. Amounts for these annual payments are not included under "Thereafter" and "Total" because the amount of payments depends on the lifespan of the executive and is therefore indeterminable at this time.

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

Subsequent to June 30, 2004, we executed separate contracts for the purchase of three communities for an aggregate purchase price of $140.0 million. We expect that these communities will be acquired during the third quarter of 2004 and expect to fund these acquisitions primarily using proceeds from community sales during that period.

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

Our methodology for computing FFO may differ from the methodologies utilized by other real estate companies and, accordingly, may not be comparable to other real estate companies. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of financial performance, nor is it indicative of funds available to fund our cash needs, including our ability to make dividend or distribution payments. We believe that FFO is helpful to investors as a supplemental measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors with an understanding of our ability to incur and service debt and to make capital expenditures. Funds from Operations are calculated as follows (dollars in thousands, except per share amounts). The denominator for FFO per share is diluted weighted average shares and units outstanding.

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net income	$12,172	$2,905	$14,471	$8,094
Minority interest of Unitholders	1,295	382	1,544	1,058
Gain on sale of real estate assets	(9,993)	(3,122)	(10,040)	(6,258)
Loss on early extinguishment of debt	-	1,508	-	1,508
Depreciation:
Real estate assets	10,878	10,269	22,058	19,844
Real estate joint venture	190	190	379	379

Funds from Operations	$14,542	$12,132	$28,412	$24,625

Net income per share - diluted	$0.38	$0.11	$0.46	$0.30

Funds from operations per share - diluted	$0.42	$0.40	$0.81	$0.80

Recurring capital expenditures (1)	$1,762	$1,781	$3,091	$2,557

Non-recurring capital expenditures (2)	$779	$932	$1,247	$1,141

Weighted average shares outstanding - basic	31,459,095	26,892,289	31,425,268	27,050,846

Weighted average shares outstanding – diluted	31,681,617	26,892,289	31,649,300	27,050,846

Weighted average shares and units outstanding - basic	34,809,293	30,436,755	34,800,676	30,595,312

Weighted average shares and units outstanding - diluted	35,031,815	30,531,635	35,024,708	30,656,175

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
  changes in GAAP, or policies and guidelines applicable to REITs; and
  those factors discussed below and in the sections entitled "Results of Operations for the Three and Six Months Ended June 30, 2004 and 2003" on page 19 of this report, "Operating Performance of Our Same-Property Communities" beginning on page 21 of this report, "Factors Affecting the Performance of Our Stabilized Development Communities" beginning on page 22 of this report, "Operating Performance of Our Communities in Lease-Up" beginning on page 22 of this report and "Contractual Obligations" beginning on page 29 of this report.

You should consider these risks and uncertainties in evaluating forward-looking statements and you should not place undue reliance on forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the date of this report. We do not undertake to update these forward-looking statements. You should read this quarterly report on Form 10-Q in its entirety in conjunction with our unaudited financial statements and footnotes, which accompany this report, and our audited financial statements for the year ended December 31, 2003 and the related footnotes included in our Annual Report on Form 10-K.

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

During the fourth quarter of 2003, we implemented additional review procedures over the financial reporting process in order to enhance controls around presentation of financial information including classification of cash flows.  Management believes these enhancements to internal controls are adequate to prevent recurrence of the matter discussed in Note 14 of this Form 10-Q.

(b) Changes in Internal Control Over Financial Reporting . There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On May 25, 2001, through our joint venture SZF, LLC, a Delaware limited liability company in which we owned 29.78% until July 3, 2003, on which date we purchased our joint venture partner’s 70.22% interest, we entered into an agreement with Brickell View, L..C. ("Brickell View"), a Florida limited liability company, and certain of its affiliates relating to the formation of Coral Way, LLC, a Delaware limited liability company, to develop a new community in Miami, Florida. Brickell View agreed to be the developer of that community and certain of its affiliates signed guarantees obligating them to pay certain costs relating to the development (see Note 2 to our unaudited consolidated financial statements, which accompany this report). On August 12, 2003, we received notice of a suit filed by Brickell View and certain of its affiliates against SZF, LLC and certain Summit entities, including us, the Operating Partnership and Summit Management Company. The suit was originally filed in the Miami- Dade Circuit Court, but has been removed to the U.S. District Court for the Southern District of Florida. The suit relates to the business agreement among the parties in connection with the development and construction of the community by Coral Way. Brickell View and its affiliates allege breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duties and constructive fraud on the part of SZF, LLC and constructive fraud on the part of the Summit entities, and seek both a declaratory judgment that the guarantee agreements have been constructively terminated and unspecified monetary damages. We intend to enforce our rights under the joint venture agreements. Although we may determine to terminate the development agreement based on Brickell View’s failure to perform its obligations in accordance with the development agreement, we do not believe that there is any basis for allowing Brickell View or its affiliates to be released from their obligations under the development agreement or the guarantees. We believe that the allegations made by Brickell View and its affiliates are not supported by the facts and we intend to vigorously defend against this suit. On December 19, 2003, we received notice of a demand for arbitration asserted by Bermello, Ajamil & Partners, Inc. against Coral Way, LLC for unpaid architectural fees. In this demand, Bermello, Ajamil & Partners, Inc. allege that they are entitled to an increased architectural fee as a result of an increase in the cost of the project. We believe that the allegations made by Bermello, Ajamil & Partners, Inc. are not supported by the facts, and we will vigorously defend against this claim. Additionally, we have asserted a cross-claim against Bermello, Ajamil & Partners, Inc. for damages related to the cost to correct certain structural and other design defects.

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

Item 2. Changes in Securities

During the three months ended June 30, 2004, we issued to limited partners of the Operating Partnership 42,000 shares of our common stock in exchange for the corresponding number of common units. These shares of our common stock were issued in reliance upon an exemption under Section 4(2) of the Securities Act of 1933, as amended. In light of the information obtained by us in connection with these transactions, we believe that we may rely on this exemption.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On May 26, 2004, we held our 2004 Annual Meeting of Stockholders. At the Annual Meeting, our stockholders were asked to consider a proposal to elect three Class I directors to serve until the 2007 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. The nominees were Henry H. Fishkind, James H. Hance, Jr. and Wendy P. Riches. The 27,082,403 shares represented at the Annual Meeting voted as follows:

	For	Withheld

Henry H. Fishkind	25,933,696	1,148,707
James H. Hance, Jr.	25,915,071	1,167,332
Wendy P. Riches	25,932,955	1,149,448

As a result, all three nominees were elected as Class I directors to serve until the 2007 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1
First Amendment to Credit Agreement and Joinder to Loan Documents (incorporated by reference to Exhibit 10.1 to the Operating Partnership’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2004, File No. 0-22411).

*10.8.1	Employment Agreement dated February 15, 1999, by and among William F. Paulsen, Summit and Summit Management Company, as restated on April 3, 2001 and June 25, 2004.
*10.8.2	Employment Agreement dated February 15, 1999, by and among William B. McGuire, Jr., Summit and Summit Management Company, as restated on August 24, 2001 and June 10, 2004.
*10.8.3	Retention Bonus Agreement dated May 26, 2004, between Summit and Michael L. Schwarz.
*10.8.4	Retention Bonus Agreement dated May 26, 2004, between Summit and Gregg D. Adzema.
*10.8.5	Retention Bonus Agreement dated May 26, 2004, between Summit and Steven R. LeBlanc.
* 12.1	Statement regarding calculation of Ratio of Earnings to Fixed Charges for the six months ended June 30, 2004.
* 31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**
Furnished herewith. This certification shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.

(b)	Reports on Form 8-K

On May 7, 2004, we filed a Current Report on Form 8-K in connection with providing additional information regarding the tax fees that we paid to our independent auditors, Deloitte & Touche, LLP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT PROPERTIES INC.

August 9, 2004	/S/ STEVEN R. L E BLANC

Steven R. LeBlanc
President and Chief Executive Officer

August 9, 2004	/S/ GREGG D. ADZEMA

Gregg D. Adzema
Executive Vice President and Chief Financial Officer

